Form 10-K
period 2017-06-30
MICROSOFT CORP
filed 2017-08-02
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

As of December 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $466.5 billion based on the closing sale price as reported on the NASDAQ National Market System. As of July 31, 2017, there were 7,702,243,979 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 29, 2017 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2017

PART I

Item 1

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Our vision

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. Our strategy is to build best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence (“AI”).

The way individuals and organizations use and interact with technology continues to evolve. A person’s experience with technology increasingly spans a multitude of devices and becomes more natural and multi-sensory with voice, ink, and gaze interactions. We believe a new technology paradigm is emerging that manifests itself through an intelligent cloud and an intelligent edge where computing is more distributed, AI drives insights and acts on the user’s behalf, and user experiences span devices with a user’s available data and information. We continue to transform our business to lead this new era of digital transformation and enable our customers and partners to thrive in this evolving world.

What we offer

Founded in 1975, we operate worldwide in over 190 countries. We develop, license, and support a wide range of software products, services, and devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives. Our platforms and tools help drive small business productivity, large business competitiveness, and public-sector efficiency. They also support new startups, improve educational and health outcomes, and empower human ingenuity.

Our products include operating systems; cross-device productivity applications; server applications; business solution applications; desktop and server management tools; software development tools; video games; and training and certification of computer system integrators and developers. We also design, manufacture, and sell devices, including PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories, that integrate with our cloud-based offerings. We offer an array of services, including cloud-based solutions that provide customers with software, services, platforms, and content, and we provide solution support and consulting services. We also deliver relevant online advertising to a global audience.

PART I

Item 1

The ambitions that drive us

To achieve our vision, our research and development efforts focus on three interconnected ambitions:

•	Reinvent productivity and business processes.
•	Build the intelligent cloud platform.
•	Create more personal computing.

Reinvent productivity and business processes

We believe we can significantly enhance the lives of our customers using our broad portfolio of productivity, communication, and information products and services that span platforms and devices. Productivity is our first and foremost objective, to enable people to meet and collaborate more easily, and to effectively express ideas in new ways. We invent new scenarios that in turn create opportunity for our partners and help businesses accelerate their digital transformation while respecting each person’s privacy choices.

The foundation for these efforts rests on advancing our leading productivity, collaboration, communication, and business process tools including Microsoft Office, Microsoft Dynamics, and LinkedIn. With Office 365, we provide familiar industry-leading productivity and business process tools as cloud services, enabling access from anywhere and any device. New scenarios – like those enabled by Microsoft Teams – will redefine how work gets done and help foster employee engagement and culture. This work creates an opportunity to reach new customers and expand the usage of our services by our existing customers. We see opportunity in combining our offerings in new ways that are mobile, secure, collaborative, intelligent, and trustworthy. We offer our services across platforms and devices outside our own. As people move from device to device, so does their content and the richness of their services. We engineer our applications so users can find, try, and buy them in friction-free ways.

On December 8, 2016, we completed our acquisition of LinkedIn Corporation, the world’s largest professional network on the Internet. The acquisition is expected to accelerate the growth of Office 365, Dynamics 365, and LinkedIn.

Build the intelligent cloud platform

Cloud computing is foundational to enabling any organization’s digital transformation. In deploying technology that advances business strategy, enterprises decide what solutions will make employees more productive, collaborative, and satisfied, and connect with customers in new and compelling ways. Enterprises work to unlock business insights from a world of data. To achieve these objectives, they increasingly look to leverage the benefits of the cloud. Helping businesses digitally transform and move to the cloud is one of our largest opportunities. As one of the two largest providers of cloud computing at scale, we believe we work from a position of strength. The Microsoft Cloud is a secure solution that can listen, learn, and predict; turning data into actionable insight that enhances business opportunities. It provides a scalable and complete collaboration suite that transforms the way teams work. With the cloud, high-performance computing and agility can help businesses expand their growth.

Our cloud business benefits from three economies of scale: larger datacenters that deploy computational resources at significantly lower cost per unit than smaller ones; larger datacenters that coordinate and aggregate diverse customer, geographic, and application demand patterns, improving the utilization of computing, storage, and network resources; and multi-tenancy locations that lower application maintenance labor costs.

We believe our server products and cloud services, which include Microsoft SQL Server, Windows Server, Visual Studio, System Center, and Microsoft Azure, make us the only company with a public, private, and hybrid cloud platform that can power modern business. What differentiates Azure is our hybrid consistency, developer productivity, and software-as-a-service (“SaaS”) application integration. In addition, our hybrid infrastructure spans identity, data, compute, management, and security, helping to support the real-world needs and evolving regulatory requirements of commercial customers and enterprise-focused SaaS partners. We are working to enhance the customer’s return on investment by enabling enterprises to combine their existing datacenters and our public cloud into a single cohesive infrastructure. Businesses can deploy applications in their own datacenter, a partner’s datacenter, or in our datacenters with common security, management, and administration across all environments, providing the flexibility and scale they want. AI will be pervasive across devices, applications, and infrastructure to drive insights and act on the user’s behalf. Azure is also unique in its support for emerging applications so that Internet of Things (“IoT”) devices can act locally at the edge while taking advantage of the cloud for global coordination and machine learning at scale.

PART I

Item 1

We enable organizations to securely adopt SaaS applications, both our own and third-party, and integrate them with their existing security and management infrastructure. We continue to innovate with higher-level services including identity and directory services that manage employee corporate identity and manage and secure corporate information accessed and stored across a growing number of devices, rich data storage and analytics services, machine learning services, media services, web and mobile backend services, and developer productivity services. To foster a rich developer ecosystem, our platform is extensible, enabling customers and partners to further customize and enhance our solutions, achieving even more value. This strategy requires continuing investment in datacenters and other infrastructure to support our services.

Create more personal computing

We strive to make computing more personal by putting users at the core of the experience, enabling them to interact with technology in more intuitive, engaging, and dynamic ways. Windows 10 is the cornerstone of our ambition to create more personal computing, allowing us to move from an operating system that runs on a PC to a service that can power the full spectrum of devices. Windows 10 is more personal and productive with functionality such as Cortana, Windows Hello, Windows Ink, Microsoft Edge, and universal applications. Windows 10 offers a foundation for the secure, modern workplace. Windows 10 is designed to foster innovation – from us, our partners, and developers – through rich and consistent experiences across the range of existing devices and entirely new device categories.

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

With the unified Windows operating system, developers and OEMs can contribute to a thriving Windows ecosystem. We invest heavily to make Windows the most secure, manageable, and capable operating system for the needs of a modern workforce. We are working to create a broad developer opportunity by unifying the Windows installed base on Windows 10, and by enabling universal Windows applications to run across all device targets.

As part of our strategic objectives, we are committed to designing and marketing first-party devices to help drive innovation, create new categories, and stimulate demand in the Windows ecosystem. We are developing new input and output methods within Windows 10, including speech, pen, gesture, and mixed reality capabilities to power more personal computing experiences. The experiences and tools we build will unlock the creator in everyone and enable seamless teamwork not just in the workplace, but also at school and at home across all the devices people use.

Our future opportunity

Customers are looking to Microsoft and our thriving partner ecosystem to accelerate their own digital transformations and to unlock new opportunity in this era of intelligent cloud and intelligent edge. We continue to develop complete, intelligent solutions for our customers, including offerings like the recently introduced Microsoft 365 which brings together Office 365, Windows 10, and Enterprise Mobility and Security, that empower users to be creative and work together while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Transforming the workplace to deliver new modular business applications to improve how people communicate, collaborate, learn, work, play, and interact with one another.
•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals, including converting data into AI.
•

Using Windows to develop new categories of devices – both our own and third-party – as a person’s experience with technology becomes more natural, personal, and predictive with multi-sensory breakthroughs in voice, ink, gaze interactions, and augmented reality holograms.

PART I

Item 1

•

Inventing new gaming experiences that bring people together around their shared love for games, using an approach that enables people to play the games they want, with the people they want, on the devices they want.

•	Applying AI to drive insights and act on our customer’s behalf by understanding and interpreting their needs using natural methods of communication.

Our future growth depends on our ability to transcend current product category definitions, business models, and sales motions. We have the opportunity to redefine what customers and partners can expect and are working to deliver new solutions that reflect the best of Microsoft.

OPERATING SEGMENTS

We operate our business and report our financial performance using three segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of resources within businesses.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Skype for Business, and Microsoft Teams, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office 365 subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Dynamics ERP on-premises, Dynamics CRM on-premises, and Dynamics 365, a set of cloud-based applications across ERP and CRM.

Office Commercial

Office Commercial is designed to increase personal, team, and organizational productivity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set, and continue to expand our product and service offerings into new markets such as security, analytics, collaboration, unified communications, and business intelligence. Office Commercial revenue is mainly affected by a combination of the demand from commercial customers for volume licensing, including Software Assurance, and the number of information workers in an enterprise, as well as the continued shift to Office 365. CALs provide certain Office Commercial products and services with access rights to our server products and CAL revenue is reported with the associated Office products and services.

Office Consumer

Office Consumer is designed to increase personal productivity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set, and continue to expand our product and service offerings into new markets. Office Consumer revenue is mainly affected by the percentage of customers that buy Office with their new devices and the continued shift to Office 365. Office Consumer Services revenue is mainly affected by the demand for communication and storage through Skype, Outlook.com, and OneDrive, which is largely driven by subscriptions, advertising, and the sale of minutes.

PART I

Item 1

LinkedIn

LinkedIn connects the world's professionals to make them more productive and successful, and is the world's largest professional network on the Internet. LinkedIn offers services that can be used by customers to transform the way they hire, market, sell, and learn. In addition to LinkedIn’s free services, LinkedIn offers three categories of monetized solutions: Talent Solutions, Marketing Solutions, and Premium Subscriptions, which includes Sales Solutions. Talent Solutions is comprised of two elements: Hiring, and Learning and Development. Hiring provides services to recruiters that enable them to attract, recruit, and hire talent. Learning and Development provides subscriptions to enterprises and individuals to access online learning content. Marketing Solutions enables companies to advertise to LinkedIn’s member base. Premium Subscriptions enables professionals to manage their professional identity, grow their network, and connect with talent through additional services like premium search. Premium Subscriptions also includes Sales Solutions, which helps sales professionals find, qualify, and create sales opportunities and accelerate social selling capabilities. Growth will depend on our ability to increase the number of LinkedIn members and our ability to continue offering services that provide value for our members and increase their engagement. LinkedIn revenue is mainly affected by demand from enterprises and professional organizations for subscriptions to Talent Solutions and Premium Subscriptions offerings, as well as member engagement and the quality of the sponsored content delivered to those members to drive Marketing Solutions.

Dynamics

Dynamics provides on-premises and cloud-based business solutions for financial management, enterprise resource planning (“ERP”), customer relationship management (“CRM”), supply chain management, and analytics applications for small and medium businesses, large organizations, and divisions of global enterprises. Dynamics revenue is largely driven by the number of information workers licensed and the continued shift to Dynamics 365, a unified set of cloud-based intelligent business applications for enterprises.

Competition

Competitors to Office include software and global application vendors such as Adobe Systems, Apple, Cisco Systems, Facebook, Google, IBM, Oracle, SAP, and numerous web-based and mobile application competitors as well as local application developers in Asia and Europe. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Apple distributes versions of its pre-installed application software, such as email and calendar products, through its PCs, tablets, and phones. Skype for Business and Skype also compete with a variety of instant messaging, voice, and video communication providers, ranging from start-ups to established enterprises. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, and easy-to-use solutions that work well with technologies our customers already have and are available on a device or via the cloud.

LinkedIn faces competition from online recruiting companies, talent management companies, and larger companies that are focusing on talent management and human resource services; job boards; traditional recruiting firms; and companies that provide learning and development products and services. Marketing Solutions competes with online and offline outlets that generate revenue from advertisers and marketers.

Dynamics competes with vendors such as Oracle and SAP in the market that provides solutions for large organizations and divisions of global enterprises. In the market that provides solutions for small and mid-sized businesses, our Dynamics products compete with vendors such as Infor, The Sage Group, and NetSuite. Salesforce.com’s cloud CRM offerings compete with our Dynamics CRM on-premises and Dynamics 365 offerings.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Microsoft SQL Server, Windows Server, Visual Studio, System Center, and related CALs, and Azure.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

PART I

Item 1

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

We compete to provide enterprise-wide computing solutions and point solutions with numerous commercial software vendors that offer solutions and middleware technology platforms, software applications for connectivity (both Internet and intranet), security, hosting, database, and e-business servers. IBM and Oracle lead a group of companies focused on the Java Platform Enterprise Edition that competes with our enterprise-wide computing solutions. Commercial competitors for our server applications for PC-based distributed client-server environments include CA Technologies, IBM, and Oracle. Our web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP. In middleware, we compete against Java vendors.

Our database, business intelligence, and data warehousing solutions offerings compete with products from IBM, Oracle, SAP, and other companies. Our system management solutions compete with server management and server virtualization platform providers, such as BMC, CA Technologies, Hewlett-Packard, IBM, and VMware. Our products for software developers compete against offerings from Adobe, IBM, Oracle, and other companies, and also against open-source projects, including Eclipse (sponsored by CA Technologies, IBM, Oracle, and SAP), PHP, and Ruby on Rails.

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

PART I

Item 1

Our Enterprise Services business competes with a wide range of companies that provide strategy and business planning, application development, and infrastructure services, including multinational consulting firms and small niche businesses focused on specific technologies.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across all devices. This segment primarily comprises:

•

Windows, including Windows OEM licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows IoT; and MSN display advertising.

•	Devices, including Microsoft Surface, PC accessories, and other intelligent devices.
•	Gaming, including Xbox hardware and Xbox software and services, comprising Xbox Live transactions, subscriptions, and advertising (“Xbox Live”), video games, and third-party video game royalties.
•	Search advertising.

Windows

The Windows operating system is designed to deliver a more personal computing experience for users by enabling consistency of experience, applications, and information across their devices. Windows OEM revenue is impacted significantly by the number of Windows operating system licenses purchased by OEMs, which they pre-install on the devices they sell. In addition to computing device market volume, Windows OEM revenue is impacted by:

•	The mix of computing devices based on form factor and screen size.
•	Differences in device market demand between developed markets and emerging markets.
•	Attachment of Windows to devices shipped.
•	Customer mix between consumer, small and medium businesses, and large enterprises.
•	Changes in inventory levels in the OEM channel.
•

Pricing changes and promotions, pricing variation that occurs when the mix of devices manufactured shifts from local and regional system builders to large multinational OEMs, and different pricing of Windows versions licensed.

•	Piracy.

Windows Commercial revenue, which includes volume licensing of the Windows operating system, is affected mainly by the demand from commercial customers for volume licensing and Software Assurance, often reflecting the number of information workers in a licensed enterprise, and is therefore relatively independent of the number of PCs sold in a given year. Revenue from Windows cloud services, such as Windows Defender Advanced Threat Protection, and other Windows commercial offerings, is mainly impacted by attachment of Windows to devices shipped, pricing changes and promotions, mix of computing devices, and the customer mix among large enterprises, small and medium businesses, and educational institutions.

Patent licensing includes our programs to license patents we own for use across a broad array of technology areas, including mobile devices and cloud offerings.

Windows IoT extends the power of Windows and the cloud to intelligent systems by delivering specialized operating systems, tools, and services for use in embedded devices.

Display advertising primarily includes MSN ads. In June 2015, we entered into agreements with AOL and AppNexus to outsource our display sales responsibility.

PART I

Item 1

Devices

We design, manufacture, and sell devices, including Surface, PC accessories, and other intelligent devices, such as Surface Hub and HoloLens. Our devices are designed to enable people and organizations to connect to the people and content that matter most using Windows and integrated Microsoft products and services. Surface is designed to help organizations, students, and consumers be more productive. We released the Surface Studio in December 2016 and our latest Surface devices, the Surface Laptop and Surface Pro, in June 2017.

In July 2015, we announced a plan to restructure our phone business to better focus and align resources. In May 2016, we announced plans to further streamline our smartphone hardware business. In November 2016, we completed the sale of our feature phone business.

Gaming

Our gaming platform is designed to provide a unique variety of entertainment using our devices, peripherals, applications, online services, and content. We released Xbox One and Xbox One S in November 2013 and August 2016, respectively, and announced Xbox One X in June 2017. With the launch of the Windows 10 Xbox app in July 2015, and the launch of the Mixer service in May 2017, we continue to open new opportunities for customers to engage both on- and off-console. Xbox Live enables people to connect and share online gaming experiences and is accessible on Xbox consoles, Windows-enabled devices, and other devices. Xbox Live is designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. Xbox Live revenue is mainly affected by subscriptions and sales of Xbox Live enabled content, as well as advertising. We also design and sell gaming content to showcase our unique platform capabilities for Xbox consoles, Windows-enabled devices, and other devices. Growth of our gaming business is determined by the overall active user base through Xbox Live enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences via online services, downloadable content, and peripherals.

Search Advertising

Search advertising, including Bing and Bing Ads, is designed to deliver relevant online advertising to a global audience. We have several partnerships with other companies, including Oath (formerly Yahoo! and AOL) which is owned by Verizon, through which we provide and monetize search queries. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content and advertiser offerings.

Competition

Windows faces competition from various software products and from alternative platforms and devices, mainly from Apple and Google. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, and compatibility with a broad range of hardware and software applications, including those that enable productivity.

Devices face competition from various computer, tablet, hardware, and phone manufacturers who offer a unique combination of high-quality industrial design and innovative technologies across various price points. These manufacturers, many of which are also current or potential partners and customers, include Apple and our Windows OEMs.

Our gaming platform competes with console platforms from Sony and Nintendo, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to ten years. Nintendo released its latest generation console in March 2017 and Sony released its latest generation console in November 2013. We also compete with other providers of entertainment services through online marketplaces. We believe our gaming platform is effectively positioned against competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings. Our video games competitors include Electronic Arts and Activision Blizzard. Xbox Live faces competition from various online marketplaces, including those operated by Amazon, Apple, and Google.

Our search advertising business competes with Google and a wide array of websites, social platforms like Facebook, and portals that provide content and online offerings to end users.

PART I

Item 1

OPERATIONS

We have operations centers that support operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, India, Greater China, and Asia-Pacific region; and the centers in Fargo, North Dakota, Fort Lauderdale, Florida, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America. In addition to the operations centers, we also operate datacenters throughout the Americas, Australia, Europe, and Asia.

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we localize many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

Our devices are primarily manufactured by third-party contract manufacturers. We generally have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements.

We sold our feature phone business in November 2016, which included the sale of our phone manufacturing facility in Vietnam.

RESEARCH AND DEVELOPMENT

During fiscal years 2017, 2016, and 2015, research and development expense was $13.0 billion, $12.0 billion, and $12.0 billion, respectively. These amounts represented 14%, 14%, and 13% of revenue in fiscal years 2017, 2016, and 2015, respectively. We plan to continue to make significant investments in a broad range of research and development efforts.

Product and Service Development, and Intellectual Property

We develop most of our products and services internally through the following engineering groups.

•	Office Product Group, focuses on our business across productivity, communications, education, and other information applications and services.
•	Artificial Intelligence and Research, focuses on our AI development and other forward-looking research and development efforts spanning infrastructure, services, applications, and search.
•	Cloud and Enterprise, focuses on our cloud infrastructure, server, database, CRM, ERP, management and development tools, and other business process applications and services for enterprises.
•	Windows and Devices Group, focuses on our Windows platform, applications, games, store, and devices that power the Windows ecosystem.
•	LinkedIn, focuses on our services that transform the way customers hire, market, sell, and learn.

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 66,000 U.S. and international patents issued and over 35,000 pending. While we employ much of our internally developed intellectual property exclusively in our products and services, we also engage in outbound and inbound licensing of specific patented technologies that are incorporated into licensees’ or Microsoft’s products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community.

PART I

Item 1

While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, services, and business methods, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.

Investing in the Future

Our success is based on our ability to create new and compelling products, services, and experiences for our users, to initiate and embrace disruptive technology trends, to enter new geographic and product markets, and to drive broad adoption of our products and services. We invest in a range of emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. Based on our assessment of key technology trends, we maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning digital work and life experiences, cloud computing, AI, and hardware operating systems.

While our main research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, India, Ireland, Israel, and the United Kingdom. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world. We generally fund research at the corporate level to ensure that we are looking beyond immediate product considerations to opportunities further in the future. We also fund research and development activities at the operating segment level. Much of our segment level research and development is coordinated with other segments and leveraged across the company.

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

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services through the following channels: OEMs, direct, and distributors and resellers. Our sales force performs a variety of functions, including working directly with enterprises and public-sector organizations worldwide to identify and meet their technology requirements; managing OEM relationships; and supporting system integrators, independent software vendors, and other partners who engage directly with our customers to perform sales, consulting, and fulfillment functions for our products and services.

OEMs

We distribute our software through OEMs that pre-install our software on new devices and servers they sell. The largest component of the OEM business is the Windows operating system pre-installed on devices. OEMs also sell devices pre-installed with other Microsoft products and services, including applications such as Office and the capability to subscribe to Office 365.

There are two broad categories of OEMs. The largest category of OEMs are direct OEMs as our relationship with them is managed through a direct agreement between Microsoft and the OEM. We have distribution agreements covering one or more of our products with virtually all the multinational OEMs, including Acer, ASUS, Dell, Fujitsu, Hewlett-Packard, Lenovo, Samsung, Toshiba, and with many regional and local OEMs. The second broad category of OEMs are system builders consisting of lower-volume PC manufacturers, which source Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft.

Direct

Many organizations that license our products and services transact directly with us through Enterprise Agreements and Enterprise Services contracts, with sales support from system integrators, independent software vendors, web agencies, and partners that advise organizations on licensing our products and services (“Enterprise Agreement Software Advisors”, or “ESA”). Microsoft offers direct sales programs targeted to reach small, medium, and corporate customers, in addition to those offered through the reseller channel. A large network of partner advisors support many of these sales.

PART I

Item 1

We also provide commercial and consumer products and services directly to customers, such as cloud services, search, and gaming, through our online portals, marketplaces, and retail stores.

Distributors and Resellers

Organizations also license our products and services indirectly, primarily through licensing solution partners (“LSP”), distributors, value-added resellers (“VAR”), OEMs, and retailers. Although each type of reselling partner may reach organizations of all sizes, LSPs are primarily engaged with large organizations, distributors resell primarily to VARs, and VARs typically reach small and medium organizations. ESAs are also typically authorized as LSPs and operate as resellers for our other volume licensing programs. Microsoft Cloud Solution Provider is our main partner program for reselling cloud services.

Our Dynamics software offerings are also licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain these products primarily through retail outlets. We distribute our devices through third-party retailers. We have a network of field sales representatives and field support personnel that solicit orders from distributors and resellers, and provide product training and sales support.

LICENSING OPTIONS

We offer options for organizations that want to purchase our cloud services, on-premises software, and Software Assurance. We license software to organizations under volume licensing agreements to allow the customer to acquire multiple licenses of products and services instead of having to acquire separate licenses through retail channels. We use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they include those discussed below.

Software Assurance conveys rights to new software and upgrades for perpetual licenses released over the contract period. It also provides support, tools, and training to help customers deploy and use software efficiently. Software Assurance is included with certain volume licensing agreements and is an optional purchase with others.

Volume Licensing Programs

Enterprise Agreement

Enterprise Agreements offer large organizations a manageable volume licensing program that gives them the flexibility to buy cloud services and software licenses under one agreement. Enterprise Agreements are designed for medium or large organizations that want to license cloud services and on-premises software organization-wide over a three-year period. Organizations can elect to purchase perpetual licenses or subscribe to licenses. Software Assurance is included.

Microsoft Product and Services Agreement

MPSAs are designed for medium and large organizations that want to license cloud services and on-premises software as needed, with no organization-wide commitment, under a single, non-expiring agreement. Organizations purchase perpetual licenses or subscribe to licenses. Software Assurance is optional for customers that purchase perpetual licenses.

Open

Open Licensing agreements are a simple, cost-effective way to acquire the latest Microsoft technology. Open Licensing agreements are designed for small and medium organizations that want to license cloud services and on-premises software over a one- to three-year period. Under the Open License program, organizations purchase perpetual licenses and Software Assurance is optional. Under Open Value programs, organizations can elect to purchase perpetual licenses or subscribe to licenses and Software Assurance is included.

PART I

Item 1

Select Plus

Select Plus agreements are designed for government and academic organizations to acquire on-premises licenses at any affiliate or department level, while realizing advantages as one organization. Organizations purchase perpetual licenses and Software Assurance is optional.

In July 2014, we announced the retirement over a two-year period of Select Plus agreements for commercial organizations. Beginning July 2015, no new Select Plus agreements were signed with commercial organizations. Starting in July 2016, we no longer accept orders from commercial organizations for Select Plus after their next agreement anniversary.

Microsoft Online Subscription Agreement

Microsoft Online Subscription Agreement is designed for small and medium organizations that want to subscribe to, activate, provision, and maintain cloud services seamlessly and directly via the web, through the Microsoft Online Subscription Program. The program allows customers to acquire monthly or annual subscriptions for cloud-based services.

Partner Programs

The Microsoft Cloud Solution Provider program offers customers an easy way to license the cloud services they need in combination with the value-added services offered by their systems integrator, hosting partner, or cloud reseller partner. Partners in this program can easily package their own products and services to directly provision, manage, and support their customer subscriptions.

The Microsoft Services Provider License Agreement allows service providers and independent software vendors who want to license eligible Microsoft software products to provide software services and hosted applications to their end customers. Partners license software over a three-year period and are billed monthly based on consumption.

The Independent Software Vendor Royalty program enables partners to integrate Microsoft products into other applications and then license the unified business solution to their end users.

CUSTOMERS

Our customers include individual consumers, small and medium organizations, large global enterprises, public-sector institutions, Internet service providers, application developers, and OEMs. No sales to an individual customer accounted for more than 10% of revenue in fiscal years 2017, 2016, or 2015. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

PART I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of August 2, 2017 were as follows:

Name	Age	Position with the Company

Satya Nadella	49	Chief Executive Officer
Christopher C. Capossela	47	Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer
Jean-Philippe Courtois	56	Executive Vice President and President, Microsoft Global Sales, Marketing and Operations
Kathleen T. Hogan	51	Executive Vice President, Human Resources
Amy E. Hood	45	Executive Vice President, Chief Financial Officer
Margaret L. Johnson	55	Executive Vice President, Business Development
Bradford L. Smith	58	President and Chief Legal Officer

Mr. Nadella was appointed Chief Executive Officer in February 2014. He served as Executive Vice President, Cloud and Enterprise from July 2013 until that time. From 2011 to 2013, Mr. Nadella served as President, Server and Tools. From 2009 to 2011, he was Senior Vice President, Online Services Division. From 2008 to 2009, he was Senior Vice President, Search, Portal, and Advertising. Since joining Microsoft in 1992, Mr. Nadella’s roles also included Vice President of the Business Division. Mr. Nadella also serves on the Board of Directors of Starbucks Corporation.

Mr. Capossela was appointed Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer in July 2016. He had served as Executive Vice President, Chief Marketing Officer since March 2014. Previously, he served as the worldwide leader of the Consumer Channels Group, responsible for sales and marketing activities with OEMs, operators, and retail partners. In his more than 25 years at Microsoft, Mr. Capossela has held a variety of marketing leadership roles in the Microsoft Office Division. He was responsible for marketing productivity solutions including Microsoft Office, Office 365, SharePoint, Exchange, Skype for Business, Project, and Visio.

Mr. Courtois was named Executive Vice President and President, Microsoft Global Sales, Marketing and Operations in July 2016. Before that he was President of Microsoft International since 2005. He was Chief Executive Officer, Microsoft Europe, Middle East, and Africa from 2003 to 2005.He was Senior Vice President and President, Microsoft Europe, Middle East, and Africa from 2000 to 2003. He was Corporate Vice President, Worldwide Customer Marketing from 1998 to 2000. Mr. Courtois joined Microsoft in 1984.

Ms. Hogan was appointed Executive Vice President, Human Resources in November 2014. Prior to that Ms. Hogan was Corporate Vice President of Microsoft Services. She also served as Corporate Vice President of Customer Service and Support. Ms. Hogan joined Microsoft in 2003.

Ms. Hood was appointed Executive Vice President and Chief Financial Officer in July 2013, subsequent to her appointment as Chief Financial Officer in May 2013. From 2010 to 2013, Ms. Hood was Chief Financial Officer of the Microsoft Business Division. From 2006 through 2009, Ms. Hood was General Manager, Microsoft Business Division Strategy. Since joining Microsoft in 2002, Ms. Hood has also held finance-related positions in the Server and Tools Business and the corporate finance organization.

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

Mr. Smith was appointed President and Chief Legal Officer in September 2015. He served as Executive Vice President, General Counsel, and Secretary from 2011 to 2015, and served as Senior Vice President, General Counsel, and Secretary from 2001 to 2011. Mr. Smith was also named Chief Compliance Officer in 2002. Since joining Microsoft in 1993, he was Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith also serves on the Board of Directors of Netflix, Inc.

PART I

Item 1

EMPLOYEES

As of June 30, 2017, we employed approximately 124,000 people on a full-time basis, 73,000 in the U.S. and 51,000 internationally. Of the total employed people, 39,000 were in operations, including manufacturing, distribution, product support, and consulting services; 40,000 were in product research and development; 34,000 were in sales and marketing; and 11,000 were in general and administration. The acquisition of LinkedIn Corporation resulted in the addition of approximately 11,000 people in fiscal year 2017. Certain of our employees are subject to collective bargaining agreements.

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

•

Competing platforms have content and application marketplaces with scale and significant installed bases. The variety and utility of content and applications available on a platform are important to device purchasing decisions. Users sometimes incur costs to move data and buy new content and applications when switching platforms. To compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal, and value. Efforts to compete with competitors’ content and application marketplaces may increase our cost of revenue and lower our operating margins.

Business model competition

Companies compete with us based on a growing variety of business models.

•

Even as we transition more of our business to a services and subscription business model, the license-based proprietary software model generates most of our software revenue. We bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from licensing our products. Many of our competitors also develop and sell software to businesses and consumers under this model.

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

Our increasing focus on services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with AI. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. The Company’s investment in gaining insights from data is becoming central to the value of the services we deliver to customers, to our operational efficiency and key opportunities in monetization, customer perceptions of quality, and operational efficiency. Our ability to use data in this way may be constrained by regulatory developments that impede realizing the expected return from this investment.

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

We make significant investments in new products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Server, the Windows Store, the Microsoft Azure Services platform, Office 365, other cloud-based offerings, and the Xbox entertainment platform. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and

PART I

Item 1A

distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

We did extensive preparation and ongoing compatibility testing for applications and devices to help ensure a positive experience for our users installing Windows 10. However, negative upgrade experiences could adversely affect the reception of Windows 10 in the marketplace and could lead to litigation or regulatory actions by customers and government agencies. In addition, we anticipate that Windows 10 will enable new post-license monetization opportunities beyond initial license revenues. Our inability to realize these opportunities to the extent we expect could have an adverse impact on our revenues. Finally, our practices for data collection, use, and management in Windows 10 are subject to regulatory review, and may result in decisions directing us to change these practices and imposing fines. If so, we could face negative public reaction, degraded user experiences, and reduced flexibility in product design.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. In December 2016, we completed our acquisition of LinkedIn for $27.0 billion. The LinkedIn acquisition and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

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

PART I

Item 1A

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

PART I

Item 1A

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

PART I

Item 1A

Government litigation and regulatory activity relating to competition rules may limit how we design and market our products. As a leading global software and device maker, government agencies closely scrutinize us under U.S. and foreign competition laws. An increasing number of governments are regulating competition law activities and this includes increased scrutiny in potentially large markets such as the European Union (“EU”), the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. federal and state antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are subject to review by the European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. In 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. The law requires firms to meet new requirements regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law may entail substantial expense and the diversion of engineering resources from other projects. If we are unable to engineer products that meet Microsoft’s legal duties or help our customers meet their obligations under the GDPR or other data regulations, we might experience reduced demand for our offerings. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue.

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

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases such as Windows 10, significant business transactions, warranty or product claims, and employment practices. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

PART I

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

Our hardware and software products may experience quality or supply problems. Our vertically-integrated hardware products such as Xbox consoles, Surface devices, and other devices we design, manufacture, and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm as a result of recalls, safety alerts, or product liability claims if we fail to prevent, detect, or address such issues through design, testing, or warranty repairs. We acquire some device components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may not obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

Our software products also may experience quality or reliability problems. The highly-sophisticated software products we develop may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

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

PART I

Item 1A

Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory requirements that could impact our operating strategies, access to global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Emerging nationalist trends in specific countries may significantly alter the trade environment. Changes to trade policy or agreements may result in higher tariffs, local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries. Any of these changes may negatively impact our revenues.

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

Changes in our sales organization may impact revenues. In July 2017, we announced plans to reorganize our global sales organization to help enable customers’ digital transformation, add greater technical ability to our sales force, and create pooled resources that can be used across countries and industries. The reorganization is the most significant change in our global sales organization in Microsoft’s history, involving employees changing roles, adding additional talent, realigning teams, and onboarding new partners. Successfully executing these changes will be a significant factor in enabling future revenue growth. As we navigate through this transition, sales, profitability, and cash flow could be adversely impacted.

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2017 that remain unresolved.

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

We also own and lease facilities internationally. Properties that we own include: our research and development centers in China and India; our operations in Ireland; and our facilities in Singapore, the Netherlands, and the United Kingdom. The largest leased properties include space in the following locations: India, China, the United Kingdom, Canada, France, Australia, Germany, and Japan. In addition to the above locations, we have various product development facilities, both domestically and internationally, as described under Research and Development (Part I, Item 1 of this Form 10-K).

In fiscal year 2017, the acquisition of LinkedIn Corporation increased our owned and leased space both domestically and internationally. We also sold various facilities related to the divestiture of our feature phone business.

The table below shows a summary of the square footage of our facilities owned and leased domestically and internationally as of June 30, 2017:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	17	13	30
International	6	12	18

Total	23	25	48

ITEM 3. LEGAL PROCEEDINGS

While not material to the Company, the Company makes the following annual report of the general activities of the Company’s Antitrust Compliance Office as required by the Final Order and Judgment in Barovic v. Ballmer et al, United States District Court for the Western District of Washington (“Final Order”). For more information see http://aka.ms/MSLegalNotice2015. These annual reports will continue through 2020. During fiscal year 2017, the Antitrust Compliance Office (a) monitored the Company’s compliance with the European Commission Decision of March 24, 2004, (“2004 Decision”) and with the Company’s Public Undertaking to the European Commission dated December 16, 2009 (“2009 Undertaking”); (b) monitored, in the manner required by the Final Order, employee, customer, competitor, regulator, or other third-party complaints regarding compliance with the 2004 Decision, the 2009 Undertaking, or other EU or U.S. laws or regulations governing tying, bundling, and exclusive dealing contracts; and, (c) monitored, in the manner required by the Final Order, the training of the Company’s employees regarding the Company’s antitrust compliance polices. In addition, the Antitrust Compliance Officer reports to the Regulatory and Public Policy Committee of the Board at each of its regularly scheduled meetings and to the full Board annually.

See Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 31, 2017, there were 101,825 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2017

High	$58.70	$64.10	$66.19	$72.89	$72.89
Low	50.39	56.32	61.95	64.85	50.39

Fiscal Year 2016

High	$48.41	$56.85	$55.64	$56.77	$56.85
Low	39.72	43.75	48.19	48.04	39.72

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

	(in millions)

April 1, 2017 – April 30, 2017	5,241,413	$66.17	5,241,413	$38,053
May 1, 2017 – May 31, 2017	9,635,700	$68.77	9,635,700	$37,391
June 1, 2017 – June 30, 2017	8,369,066	$70.56	8,369,066	$36,800

	23,246,179		23,246,179

All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2017	(a)	2016		2015		2014	(h)	2013

Revenue	$89,950	(b)	$85,320	(d)	$93,580		$86,833		$77,849
Gross margin	55,689	(b)	52,540	(d)	60,542		59,755		57,464
Operating income	22,326	(b)(c)	20,182	(d)(e)	18,161	(g)	27,759		26,764	(i)
Net income	21,204	(b)(c)	16,798	(d)(e)	12,193	(g)	22,074		21,863	(i)
Diluted earnings per share	2.71	(b)(c)	2.10	(d)(e)	1.48	(g)	2.63		2.58	(i)
Cash dividends declared per share	1.56		1.44		1.24		1.12		0.92
Cash, cash equivalents, and short-term investments	132,981		113,240		96,526		85,709		77,022
Total assets	241,086		193,468	(f)	174,303	(f)	170,569	(f)	140,890	(f)
Long-term obligations	104,165		62,114	(f)	44,574	(f)	35,285	(f)	24,531	(f)
Stockholders’ equity	72,394		71,997		80,083		89,784		78,944

(a)	On December 8, 2016, we acquired LinkedIn Corporation. LinkedIn has been included in our consolidated results of operations starting on the acquisition date.
(b)

Reflects the impact of the net revenue deferral from Windows 10 of $6.7 billion, which decreased operating income, net income, and diluted earnings per share (“EPS”) by $6.7 billion, $4.4 billion, and $0.57, respectively.

(c)

Includes $306 million of employee severance expenses primarily related to our sales and marketing restructuring plan, which decreased operating income, net income, and diluted EPS by $306 million, $243 million, and $0.03, respectively.

(d)	Reflects the impact of the net revenue deferral from Windows 10 of $6.6 billion, which decreased operating income, net income, and diluted EPS by $6.6 billion, $4.6 billion, and $0.58, respectively.
(e)

Includes $630 million of asset impairment charges related to our phone business, and $480 million of restructuring charges associated with our phone business restructuring plans, which together decreased operating income, net income, and diluted EPS by $1.1 billion, $895 million, and $0.11, respectively.

(f)

Reflects the impact of the adoption of the new accounting standard in fiscal year 2017 related to balance sheet classification of debt issuance costs. See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

(g)

Includes $7.5 billion of goodwill and asset impairment charges related to our phone business, and $2.5 billion of integration and restructuring expenses, primarily associated with our phone business restructuring plans, which together decreased operating income, net income, and diluted EPS by $10.0 billion, $9.5 billion, and $1.15, respectively.

(h)

On April 25, 2014, we acquired substantially all of Nokia Corporation’s Devices and Services business (“NDS”). NDS has been included in our consolidated results of operations starting on the acquisition date.

(i)

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

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

OVERVIEW

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. Our strategy is to build best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence (“AI”). We develop, license, and support a wide range of software products, services, and devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives. Our platforms and tools help drive small business productivity, large business competitiveness, and public-sector efficiency. They also support new startups, improve educational and health outcomes, and empower human ingenuity.

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

Highlights* from fiscal year 2017 included:

•	Commercial cloud annualized revenue run rate** exceeded $18.9 billion.
•	Office Commercial revenue grew 6%, driven by Office 365 commercial revenue growth of 46%.
•	Office Consumer revenue grew 14%, and Office 365 consumer subscribers increased to 27.0 million.
•	Microsoft Dynamics revenue grew 9%, driven by Dynamics 365 revenue growth of 78%.
•	LinkedIn contributed revenue of $2.3 billion.
•	Server products and cloud services revenue grew 13%, driven by Microsoft Azure revenue growth of 99%.
•

Enterprise Services revenue decreased 2%, driven by a decline in revenue from custom support agreements, offset in part by higher revenue from Premier Support Services and Microsoft Consulting Services.

•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 3%.
•	Windows Commercial revenue grew 5%, driven by multi-year agreement revenue.
•	Microsoft Surface revenue decreased 2%, driven by a reduction in volumes sold, offset in part by a higher mix of premium devices.
•	Search advertising revenue, excluding traffic acquisition costs, grew 9%.
•	Gaming revenue decreased slightly, driven by lower Xbox hardware revenue, offset in part by growth in Xbox software and services.

*	Highlights are presented based on segment results.
**

Commercial cloud annualized revenue run rate is calculated by multiplying revenue for the last month of the quarter by twelve for Office 365 commercial, Azure, Dynamics 365, and other cloud properties.

On December 8, 2016, we completed our acquisition of LinkedIn Corporation for a total purchase price of $27.0 billion. LinkedIn has been included in our consolidated results of operations since the date of acquisition. See Note 9 – Business Combinations in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

In November 2016, we completed the sale of our feature phone business for $350 million.

PART II

Item 7

In July 2015, we announced a plan to restructure our phone business to better focus and align resources. In May 2016, we announced plans to further streamline our smartphone hardware business.  Our change in phone strategy resulted in a reduction in units sold and associated expenses in fiscal year 2016 and 2017.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. The strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2015, 2016, and 2017, negatively impacted reported revenue and reduced reported expenses from our international operations.

See a discussion of these factors and other risks under Risk Factors (Part I, Item 1A of this Form 10-K).

Seasonality

Our revenue historically has fluctuated quarterly and has generally been highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers.

Reportable Segments

We report our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. We have recast certain previously reported amounts to conform to the way we internally manage and monitor segment performance.

Additional information on our reportable segments is contained in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

PART II

Item 7

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2017	2016	2015	Percentage Change 2017 Versus 2016	Percentage Change 2016 Versus 2015

Revenue	$89,950	$85,320	$93,580	5%	(9)%
Gross margin	55,689	52,540	60,542	6%	(13)%
Operating income	22,326	20,182	18,161	11%	11%
Diluted earnings per share	2.71	2.10	1.48	29%	42%

Fiscal year 2017 compared with fiscal year 2016

Revenue increased $4.6 billion or 5%, driven by growth in Productivity and Business Processes and Intelligent Cloud, offset in part by lower revenue from More Personal Computing. Productivity and Business Processes revenue increased, driven by the acquisition of LinkedIn and higher revenue from Microsoft Office. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue decreased, mainly due to lower revenue from Devices, offset in part by higher revenue from Windows and Search advertising. Revenue included an unfavorable foreign currency impact of 2%.

Gross margin increased $3.1 billion or 6%, due to growth across each of our segments, including the acquisition of LinkedIn, driven by higher revenue. Gross margin included an unfavorable foreign currency impact of 2%. Gross margin percentage increased slightly due to a margin percent increase in More Personal Computing and segment sales mix, offset in part by margin percent declines in Productivity and Business Processes and Intelligent Cloud. Gross margin percentage includes a 5-point improvement in commercial cloud gross margin primarily across Azure and Office 365.

Operating income increased $2.1 billion or 11%, primarily due to higher gross margin and lower impairment, integration, and restructuring expenses, offset in part by an increase in research and development and sales and marketing expenses. Operating income included an operating loss of $948 million related to the acquisition of LinkedIn, including $866 million of amortization of intangible assets. Operating income also included an unfavorable foreign currency impact of 4%. Key changes in expenses were:

•

Cost of revenue increased $1.5 billion or 5%, mainly due to growth in our commercial cloud, the acquisition of LinkedIn, and higher Search advertising traffic acquisition costs, offset in part by a reduction in phone sales and Gaming cost of revenue.

•	Research and development expenses increased $1.0 billion or 9%, primarily due to LinkedIn expenses and increased investments in cloud engineering, offset in part by a reduction in phone expenses.
•

Sales and marketing expenses increased $842 million or 6%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in phone and marketing expenses.

•

Impairment, integration, and restructuring expenses decreased $804 million, driven by prior year asset impairment charges and restructuring charges related to our phone business, offset in part by current year employee severance expenses primarily related to our sales and marketing restructuring plan.

Diluted earnings per share (“EPS”) was $2.71 for fiscal year 2017. Current year diluted EPS was negatively impacted by the net revenue deferral from Windows 10 and restructuring expenses, which resulted in a decrease in diluted EPS of $0.60. Diluted EPS was $2.10 for fiscal year 2016. Prior year diluted EPS was negatively impacted by the net revenue deferral from Windows 10 and impairment and restructuring expenses, which resulted in a decrease in diluted EPS of $0.69.

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

PART II

Item 7

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

Diluted EPS was $2.10 for fiscal year 2016. Diluted EPS was negatively impacted by the net revenue deferral from Windows 10 and impairment, integration, and restructuring expenses, which resulted in a decrease to diluted EPS of $0.69. Diluted EPS was $1.48 for fiscal year 2015. Diluted EPS was negatively impacted by impairment, integration, and restructuring expenses, which resulted in a decrease to diluted EPS of $1.15.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2017	2016	2015	Percentage Change 2017 Versus 2016	Percentage Change 2016 Versus 2015

Revenue

Productivity and Business Processes	$30,444	$26,487	$26,430	15%	0%
Intelligent Cloud	27,440	25,042	23,715	10%	6%
More Personal Computing	38,773	40,434	43,435	(4)%	(7)%
Corporate and Other	(6,707)	(6,643)	0	(1)%	*

Total	$89,950	$85,320	$93,580	5%	(9)%

Operating income (loss)

Productivity and Business Processes	$11,913	$12,418	$13,274	(4)%	(6)%
Intelligent Cloud	9,138	9,315	9,803	(2)%	(5)%
More Personal Computing	8,288	6,202	5,095	34%	22%
Corporate and Other	(7,013)	(7,753)	(10,011)	*	*

Total	$22,326	$20,182	$18,161	11%	11%

*	Not meaningful

Reportable Segments

Fiscal year 2017 compared with fiscal year 2016

Productivity and Business Processes

Revenue increased $4.0 billion or 15%, driven by the acquisition of LinkedIn and higher revenue from Office.

•	LinkedIn revenue was $2.3 billion, primarily comprised of revenue from Talent Solutions.
•

Office Commercial revenue increased $1.2 billion or 6%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

PART II

Item 7

•	Office Consumer revenue increased $425 million or 14%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.
•	Dynamics revenue increased 9%, primarily due to higher revenue from Dynamics 365.

Operating income decreased $505 million or 4%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 3%.

•

Operating expenses increased $2.4 billion or 26%, mainly due to LinkedIn and cloud engineering expenses. Operating expenses included $2.3 billion related to our acquisition of LinkedIn, including $359 million of amortization of acquired intangible assets. Sales and marketing expenses increased $1.2 billion or 24%, research and development expenses increased $955 million or 35%, and general and administrative expenses increased $212 million or 14%.

•

Gross margin increased $1.8 billion or 9%, primarily due to our acquisition of LinkedIn. Gross margin percentage decreased due to an increased mix of cloud offerings and amortization of acquired intangible assets related to LinkedIn. Cost of revenue included $918 million related to our acquisition of LinkedIn, including $507 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $2.4 billion or 10%, primarily due to higher revenue from server products and cloud services.

•	Server products and cloud services revenue grew $2.5 billion or 13%, driven by Azure revenue growth of 99% and server products licensed on-premises revenue growth of 4%.
•

Enterprise Services revenue decreased 2%, driven by a decline in revenue from custom support agreements, offset in part by higher revenue from Premier Support Services and Microsoft Consulting Services.

Operating income decreased $177 million or 2%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 3%.

•

Operating expenses increased $973 million or 11%, driven by investments in sales capacity, cloud engineering, and developer engagement. Sales and marketing expenses increased $547 million or 13%, research and development expenses increased $468 million or 14%, and general and administrative expenses decreased $42 million or 3%.

•

Gross margin increased $796 million or 4%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies, offset in part by a decline in Enterprise Services gross margin. Gross margin included an unfavorable foreign currency impact of 2%. Gross margin percentage decreased due to an increased mix of cloud offerings and lower Enterprise Services gross margin percent, offset by improvement in Azure gross margin percent.

More Personal Computing

Revenue decreased $1.7 billion or 4%, mainly due to lower revenue from Devices, offset in part by higher revenue from Windows and Search advertising.

•

Windows revenue increased $442 million or 3%, mainly due to higher revenue from Windows OEM and Windows Commercial. Windows OEM revenue increased 3%. Windows OEM Pro revenue grew 5%, outperforming the commercial PC market, primarily due to a higher mix of premium licenses sold. Windows OEM non-Pro revenue grew 1%, outperforming the consumer PC market, primarily due to a higher mix of premium devices sold. Windows Commercial revenue grew 5%, driven by multi-year agreement revenue.

•

Search advertising revenue increased $791 million or 15%. Search advertising revenue, excluding traffic acquisition costs, increased 9%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•

Gaming revenue decreased slightly, primarily due to lower Xbox hardware revenue, offset in part by higher revenue from Xbox software and services. Xbox hardware revenue decreased 21%, mainly due to lower prices of consoles sold and a decline in volume of consoles sold. Xbox software and services revenue increased 11%, driven by a higher volume of Xbox Live transactions and revenue per transaction.

PART II

Item 7

•	Surface revenue decreased $82 million or 2%, primarily due to a reduction in volumes sold, offset in part by a higher mix of premium devices.
•	Phone revenue decreased $2.8 billion.

Operating income increased $2.1 billion or 34%, due to lower operating expenses and higher gross margin. Operating income included an unfavorable foreign currency impact of 4%.

•

Operating expenses decreased $1.5 billion or 12%, driven by a reduction in phone expenses and Surface launch-related expenses in the prior year. Sales and marketing expenses decreased $892 million or 16%, research and development expenses decreased $374 million or 6%, and general and administrative expenses decreased $252 million or 16%.

•

Gross margin increased $568 million or 3%, driven by growth in Windows, Search advertising, and Gaming, offset in part by a decline in Phone and Surface. Gross margin percentage increased due to favorable sales mix and gross margin percent improvements across Gaming, Windows, and Search advertising, offset by a gross margin percent decline in Devices. Gross margin included an unfavorable foreign currency impact of 2%.

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

Productivity and Business Processes operating income decreased $856 million or 6%, driven by lower gross margin. Gross margin decreased $928 million or 4%, primarily due to higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 6%. Cost of revenue increased $985 million or 25%, primarily due to an increased mix of cloud offerings. Operating expenses decreased $72 million or 1%, driven by lower sales and marketing expenses. Sales and marketing expenses decreased $82 million or 2%, mainly due to a reduction in headcount-related expenses and lower fees paid to third-party enterprise software advisors.

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

Intelligent Cloud operating income decreased $488 million or 5%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating expenses increased $989 million or 12%, mainly due to higher research and development expenses and sales and marketing expenses. Research and development expenses increased $567 million or 21% and sales and marketing expenses increased $347 million or 9%, driven by increased strategic investments and acquisitions to drive cloud sales capacity and innovation. Gross margin increased $501 million or 3%, driven by revenue growth, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 5%. Cost of revenue increased $826 million or 14%, primarily driven by an increased mix of cloud services.

PART II

Item 7

More Personal Computing

More Personal Computing revenue decreased $3.0 billion or 7%, mainly due to lower revenue from Devices and Windows, offset in part by higher revenue from Search advertising and Gaming. Revenue included an unfavorable foreign currency impact of approximately 2%.

•

Devices revenue decreased $4.0 billion or 33%, mainly due to lower revenue from phones, driven by the change in strategy for the phone business, offset in part by higher Surface revenue. Phone revenue decreased $4.2 billion or 56%, as we sold 13.8 million Microsoft Lumia phones and 75.5 million other phones in fiscal year 2016, compared with 36.8 million and 126.8 million sold, respectively, in fiscal year 2015. Surface revenue increased $207 million or 5%, primarily driven by the release of Surface Pro 4 and Surface Book in the second quarter of fiscal year 2016, as well as the release of Surface 3 in the fourth quarter of fiscal year 2015, offset in part by a decline in revenue from Surface Pro 3. Devices revenue included an unfavorable foreign currency impact of approximately 3%.

•

Windows revenue decreased $958 million or 5%, mainly due to lower revenue from patent licensing, Windows OEM, and Windows Phone licensing. Patent licensing revenue decreased 27%, due to a decline in license revenue per unit and licensed units. Windows OEM revenue decreased 1%. Windows OEM Pro revenue declined 6%, driven by a decline in the business PC market. Windows OEM non-Pro revenue increased 7%, outperforming the consumer PC market, driven by a higher mix of premium licenses sold. Windows Phone licensing revenue decreased 64%, driven by the recognition of deferred revenue in fiscal year 2015 from Windows Phone 8. Windows revenue included an unfavorable foreign currency impact of approximately 2%.

•

Search advertising revenue increased $1.7 billion or 46%. Search advertising revenue, excluding traffic acquisition costs, increased 17%, primarily driven by growth in Bing, due to higher revenue per search and search volume. Search advertising revenue included an unfavorable foreign currency impact of approximately 2%.

•

Gaming revenue increased $75 million or 1%, primarily due to higher revenue from Xbox Live and video games, offset in part by lower Xbox hardware revenue. Xbox Live revenue increased 17%, driven by higher revenue per transaction and volume of transactions. Video games revenue grew 28%, driven by the launch of Halo 5 and sales of Minecraft. We acquired Mojang AB, the Swedish video game developer of the Minecraft gaming franchise, in November 2014. Xbox hardware revenue decreased 16%, mainly due to lower prices of Xbox One consoles sold and a decline in Xbox 360 console volume, offset in part by higher Xbox One console volume. Gaming revenue included an unfavorable foreign currency impact of approximately 4%.

More Personal Computing operating income increased $1.1 billion or 22%, primarily due to lower operating expenses, offset in part by lower gross margin. Operating expenses decreased $2.0 billion or 13%, mainly due to lower sales and marketing expenses and research and development expenses. Sales and marketing expenses decreased $1.3 billion or 19% and research and development expenses decreased $676 million or 10%, driven by a reduction in phone expenses. Gross margin decreased $932 million or 5%, reflecting lower revenue, offset in part by a reduction in cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 5%. Cost of revenue decreased $2.1 billion or 9%, primarily driven by a reduction in phone sales, offset in part by higher search advertising cost of revenue.

Corporate and Other

Corporate and Other revenue is comprised of revenue deferrals related to Windows 10. Corporate and Other operating income (loss) is comprised of revenue deferrals related to Windows 10 and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

Fiscal year 2017 compared with fiscal year 2016

Revenue decreased $64 million, due to an increase in the net revenue deferral from Windows 10. During fiscal year 2017 and 2016, we deferred net revenue from Windows 10 of $6.7 billion and $6.6 billion, respectively.

Corporate and Other operating loss decreased $740 million, primarily due to an $804 million reduction in impairment, integration, and restructuring expenses, driven by prior year goodwill and asset impairment charges and restructuring charges related to our phone business, offset in part by current year employee severance expenses primarily related to our sales and marketing restructuring plan.

PART II

Item 7

Fiscal year 2016 compared with fiscal year 2015

Corporate and Other revenue decreased $6.6 billion, due to the net revenue deferral from Windows 10.

Corporate and Other operating loss decreased $2.3 billion, primarily due to an $8.9 billion reduction in impairment, integration, and restructuring expenses, driven by prior year goodwill and asset impairment charges related to our phone business, offset in part by lower revenue.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2017	2016	2015	Percentage Change 2017 Versus 2016	Percentage Change 2016 Versus 2015

Research and development	$13,037	$11,988	$12,046	9%	0%
As a percent of revenue	14%	14%	13%	0ppt	1ppt

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

Fiscal year 2017 compared with fiscal year 2016

Research and development expenses increased $1.0 billion or 9%, primarily due to LinkedIn expenses and increased investments in cloud engineering, offset in part by a reduction in phone expenses. Expenses included $745 million related to our acquisition of LinkedIn.

Fiscal year 2016 compared with fiscal year 2015

Research and development expenses decreased $58 million, primarily due to a reduction in phone expenses, driven by the change in strategy for the phone business, offset in part by increased strategic investments and acquisitions to drive cloud innovation.

Sales and Marketing

(In millions, except percentages)	2017	2016	2015	Percentage Change 2017 Versus 2016	Percentage Change 2016 Versus 2015

Sales and marketing	$15,539	$14,697	$15,713	6%	(6)%
As a percent of revenue	17%	17%	17%	0ppt	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2017 compared with fiscal year 2016

Sales and marketing expenses increased $842 million or 6%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in phone expenses and prior year marketing expenses primarily related to Surface, commercial, and Windows 10. Expenses included $1.3 billion related to our acquisition of LinkedIn, including $359 million of amortization of acquired intangible assets.

PART II

Item 7

Fiscal year 2016 compared with fiscal year 2015

Sales and marketing expenses decreased $1.0 billion or 6%, primarily due to a reduction in phone expenses, driven by the change in strategy for the phone business. Expenses included a favorable foreign currency impact of approximately 2%.

General and Administrative

(In millions, except percentages)	2017	2016	2015	Percentage Change 2017 Versus 2016	Percentage Change 2016 Versus 2015

General and administrative	$4,481	$4,563	$4,611	(2)%	(1)%
As a percent of revenue	5%	5%	5%	0ppt	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal year 2017 compared with fiscal year 2016

General and administrative expenses decreased $82 million or 2%, primarily due to prior year investments in infrastructure supporting our business transformation, a reduction in phone expenses, and lower employee-related expenses, offset in part by LinkedIn expenses. Expenses included $294 million related to our acquisition of LinkedIn.

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

IMPAIRMENT, INTEGRATION, AND RESTRUCTURING EXPENSES

Impairment, integration, and restructuring expenses include costs associated with the impairment of goodwill and intangible assets related to our phone business, employee severance expenses and costs associated with the consolidation of facilities and manufacturing operations related to restructuring activities, and systems consolidation and other business integration expenses associated with our acquisition of Nokia Corporation’s Devices and Services business (“NDS”).

Fiscal year 2017 compared with fiscal year 2016

Impairment, integration, and restructuring expenses were $306 million for fiscal year 2017, compared to $1.1 billion for fiscal year 2016.

During fiscal year 2017, we recorded $306 million of employee severance expenses primarily related to our sales and marketing restructuring plan.  During fiscal year 2016, we recorded $630 million of asset impairment charges related to our phone business. We also recorded $480 million of restructuring charges, including employee severance expenses and contract termination costs, primarily related to our previously announced phone business restructuring plans.

Fiscal year 2016 compared with fiscal year 2015

Impairment, integration, and restructuring expenses were $1.1 billion for fiscal year 2016, compared to $10.0 billion for fiscal year 2015.

PART II

Item 7

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

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

Dividends and interest income	$1,387	$903	$766
Interest expense	(2,222)	(1,243)	(781)
Net recognized gains on investments	2,583	668	716
Net losses on derivatives	(510)	(443)	(423)
Net gains (losses) on foreign currency remeasurements	(164)	(121)	335
Other	(251)	(195)	(267)

Total	$823	$(431)	$346

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

Fiscal year 2017 compared with fiscal year 2016

Dividends and interest income increased primarily due to higher portfolio balances and yields on fixed-income securities. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Net losses on derivatives increased due to higher losses on equity derivatives, offset in part by lower losses on commodity and foreign currency derivatives. Other, net reflects recognized losses from certain joint ventures and divestitures.

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

INCOME TAXES

Fiscal year 2017 compared with fiscal year 2016

Our effective tax rate for fiscal years 2017 and 2016 was 8% and 15%, respectively. The decrease in our effective tax rate for fiscal year 2017 compared to fiscal year 2016 was primarily due to the realization of tax benefits attributable to previous phone business losses, offset in part by changes in the mix of our income before income

PART II

Item 7

taxes between the U.S. and foreign countries. The fiscal year 2016 effective tax rate included the impact of nondeductible phone charges and valuation allowances. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. Additionally, our effective tax rate in fiscal year 2017 reflects the realization of tax benefits attributable to previous phone business losses.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. We supply our Windows PC operating system to customers through our U.S. regional operating center, while we supply the Microsoft Office system and our server products and tools to customers through our foreign regional operations centers. In fiscal year 2017, our U.S. income before income taxes was $453 million and our foreign income before income taxes was $22.7 billion. Net revenue deferrals related to sales of Windows 10 negatively impacted our fiscal year 2017 U.S. income before income taxes by $6.4 billion and foreign income before income taxes by $317 million. In fiscal year 2016, our U.S. loss before income taxes was $325 million and our foreign income before income taxes was $20.1 billion. Net revenue deferrals related to sales of Windows 10 negatively impacted our fiscal year 2016 U.S. loss by $6.0 billion and foreign income before income taxes by $588 million.

Tax contingencies and other income tax liabilities were $13.5 billion and $11.8 billion as of June 30, 2017 and 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing and tax credits.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of June 30, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

The decrease in our effective tax rate for fiscal year 2016 compared to fiscal year 2015 was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries including the impact of net revenue deferrals related to sales of Windows 10, tax benefits from the adoption of the new accounting guidance relating to stock-based compensation, and distributions from foreign affiliates. The fiscal year 2015 effective tax rate included the tax impact of losses in foreign jurisdictions for which we may not realize a tax benefit, primarily as a result of impairment and restructuring charges.

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

PART II

Item 7

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $133.0 billion as of June 30, 2017, compared with $113.2 billion as of June 30, 2016. Equity and other investments were $6.0 billion as of June 30, 2017, compared with $10.4 billion as of June 30, 2016. Our short-term investments are primarily intended to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments as of June 30, 2017, $127.9 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.4 billion. As of June 30, 2017, approximately 87% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 3% were invested in U.S. mortgage- and asset-backed securities, and approximately 2% were invested in corporate notes and bonds of U.S. companies, all of which are denominated in U.S. dollars. The remaining cash equivalents and short-term investments held by our foreign subsidiaries were primarily invested in foreign securities.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash collateral received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $97 million as of June 30, 2017. Our average and maximum securities lending payable balances for fiscal year 2017 were $484 million and $1.5 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, domestic and international equities, and exchange-traded mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as foreign government bonds, corporate notes and bonds, mortgage- and asset-backed securities, U.S. government and agency securities, common and preferred stock, and certificates of deposit. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

A majority of our investments are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable inputs for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors, or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are generally classified as Level 2 investments because the broker prices these investments based on similar assets without applying significant adjustments. In addition, all our broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and independent recalculation of prices where appropriate.

PART II

Item 7

Cash Flows

Fiscal year 2017 compared with fiscal year 2016

Cash from operations increased $6.2 billion to $39.5 billion during the fiscal year, mainly due to an increase in cash received from customers and an income tax refund for overpayment of estimated taxes, offset in part by an increase in cash paid to employees. Cash from financing increased $16.8 billion to $8.4 billion, mainly due to a $13.2 billion increase in proceeds from issuances of debt, net of repayments, and a $4.2 billion decrease in cash used for common stock repurchases, offset in part by an $839 million increase in dividends paid. Cash used in investing increased $22.8 billion to $46.8 billion, mainly due to a $24.6 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangibles and other assets, offset in part by a $1.9 billion decrease in cash used for net investment purchases, sales, and maturities.

Fiscal year 2016 compared with fiscal year 2015

Cash from operations increased $3.7 billion to $33.3 billion during the fiscal year, mainly due to lower operating expenditures and a reduction in materials and production costs, offset in part by a decrease in cash received from customers. Cash used in financing decreased $1.3 billion to $8.4 billion, mainly due to a $4.6 billion increase in proceeds from issuances of debt, net of repayments, offset in part by a $1.5 billion increase in cash used for common stock repurchases and a $1.1 billion increase in dividends paid. Cash used in investing increased $949 million to $24.0 billion, mainly due to a $2.4 billion increase in cash used for additions to property and equipment and a $1.5 billion increase in cash used for net investment purchases, sales, and maturities, offset in part by a $2.3 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangibles and other assets.

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

Unearned Revenue

Unearned revenue as of June 30, 2017 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue as of June 30, 2017 also included payments for: Windows 10 licenses; post-delivery support and consulting services to be performed in the future; Office 365 subscriptions; LinkedIn; Xbox Live subscriptions; Dynamics business solutions products; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of June 30, 2017:

(In millions)

Three Months Ending,

September 30, 2017	$12,544
December 31, 2017	9,993
March 31, 2018	7,307
June 30, 2018	4,258
Thereafter	10,377

Total	$44,479

PART II

Item 7

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

During fiscal year 2017, 2016, and 2015, we repurchased 170 million shares, 294 million shares, and 295 million shares of our common stock for $10.3 billion, $14.8 billion, and $13.2 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2017:

(In millions)	2018	2019-2020	2021-2022	Thereafter	Total

Long-term debt: (a)
Principal payments	$1,050	$9,518	$11,746	$55,523	$77,837
Interest payments	2,402	4,672	4,301	33,179	44,554
Construction commitments (b)	1,067	0	0	0	1,067
Operating leases (b)	1,292	2,335	1,657	2,588	7,872
Capital leases, including imputed interest (b)	334	835	866	4,612	6,647
Purchase commitments (c)	16,002	628	176	397	17,203
Other long-term liabilities (d)	0	120	26	319	465

Total contractual obligations	$22,147	$18,108	$18,772	$96,618	$155,645

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	See Note 16 – Commitments of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(c)	Amounts represent purchase commitments, including open purchase orders and take-or-pay contracts that are not presented as construction commitments above.
(d)

We have excluded long-term tax contingencies, other tax liabilities, deferred income taxes, and long-term pension liabilities of $14.4 billion from the amounts presented as the timing of these obligations is uncertain. We have also excluded unearned revenue and non-cash items.

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

The new standard related to revenue recognition will have a material impact on our consolidated financial statements. See Note 1 – Accounting Policies in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

PART II

Item 7

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Research and Development Costs

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products.

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

PART II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2017 and 2016 and for the year ended June 30, 2017:

(In millions)

	June 30, 2017	June 30, 2016	Year Ended June 30, 2017

Risk Categories			Average	High	Low

Foreign currency	$114	$92	$169	$303	$88
Interest rate	152	58	113	155	57
Equity	54	157	121	165	54
Commodity	0	12	8	12	0

Total one-day VaR for the combined risk categories was $207 million and $225 million as of June 30, 2017 and 2016. The total VaR is 35% and 29% less as of June 30, 2017 and 2016, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2017	2016	2015

Revenue:
Product	$57,190	$61,502	$75,956
Service and other	32,760	23,818	17,624

Total revenue	89,950	85,320	93,580

Cost of revenue:
Product	15,175	17,880	21,410
Service and other	19,086	14,900	11,628

Total cost of revenue	34,261	32,780	33,038

Gross margin	55,689	52,540	60,542
Research and development	13,037	11,988	12,046
Sales and marketing	15,539	14,697	15,713
General and administrative	4,481	4,563	4,611
Impairment, integration, and restructuring	306	1,110	10,011

Operating income	22,326	20,182	18,161
Other income (expense), net	823	(431)	346

Income before income taxes	23,149	19,751	18,507
Provision for income taxes	1,945	2,953	6,314

Net income	$21,204	$16,798	$12,193

Earnings per share:
Basic	$2.74	$2.12	$1.49
Diluted	$2.71	$2.10	$1.48

Weighted average shares outstanding:
Basic	7,746	7,925	8,177
Diluted	7,832	8,013	8,254

Cash dividends declared per common share	$1.56	$1.44	$1.24

See accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2017	2016	2015

Net income	$21,204	$16,798	$12,193

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(5), $(12), and $20)	(218)	(238)	559
Net unrealized losses on investments (net of tax effects of $(613), $(121), and $(197))	(1,116)	(228)	(362)
Translation adjustments and other (net of tax effects of $9, $(33), and $16)	228	(519)	(1,383)

Other comprehensive loss	(1,106)	(985)	(1,186)

Comprehensive income	$20,098	$15,813	$11,007

See accompanying notes. Refer to Note 19 — Accumulated Other Comprehensive Income for further information.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2017	2016

Assets
Current assets:
Cash and cash equivalents	$7,663	$6,510
Short-term investments (including securities loaned of $3,694 and $204)	125,318	106,730

Total cash, cash equivalents, and short-term investments	132,981	113,240
Accounts receivable, net of allowance for doubtful accounts of $405 and $426	19,792	18,277
Inventories	2,181	2,251
Other	4,897	5,892

Total current assets	159,851	139,660
Property and equipment, net of accumulated depreciation of $24,179 and $19,800	23,734	18,356
Equity and other investments	6,023	10,431
Goodwill	35,122	17,872
Intangible assets, net	10,106	3,733
Other long-term assets	6,250	3,416

Total assets	$241,086	$193,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,390	$6,898
Short-term debt	9,072	12,904
Current portion of long-term debt	1,049	0
Accrued compensation	5,819	5,264
Income taxes	718	580
Short-term unearned revenue	34,102	27,468
Securities lending payable	97	294
Other	6,280	5,949

Total current liabilities	64,527	59,357
Long-term debt	76,073	40,557
Long-term unearned revenue	10,377	6,441
Deferred income taxes	531	1,476
Other long-term liabilities	17,184	13,640

Total liabilities	168,692	121,471

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,708 and 7,808	69,315	68,178
Retained earnings	2,648	2,282
Accumulated other comprehensive income	431	1,537

Total stockholders’ equity	72,394	71,997

Total liabilities and stockholders’ equity	$241,086	$193,468

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2017	2016	2015

Operations
Net income	$21,204	$16,798	$12,193
Adjustments to reconcile net income to net cash from operations:
Goodwill and asset impairments	0	630	7,498
Depreciation, amortization, and other	8,778	6,622	5,957
Stock-based compensation expense	3,266	2,668	2,574
Net recognized gains on investments and derivatives	(2,073)	(223)	(443)
Deferred income taxes	(3,296)	332	224
Deferral of unearned revenue	67,711	57,072	45,072
Recognition of unearned revenue	(57,735)	(48,498)	(44,920)
Changes in operating assets and liabilities:
Accounts receivable	(925)	(530)	1,456
Inventories	50	600	(272)
Other current assets	1,066	(1,167)	62
Other long-term assets	(539)	(41)	346
Accounts payable	81	88	(1,054)
Other current liabilities	386	(260)	(624)
Other long-term liabilities	1,533	(766)	1,599

Net cash from operations	39,507	33,325	29,668

Financing
Proceeds from issuance (repayments) of short-term debt, maturities of 90 days or less, net	(4,963)	7,195	4,481
Proceeds from issuance of debt	44,344	13,884	10,680
Repayments of debt	(7,922)	(2,796)	(1,500)
Common stock issued	772	668	634
Common stock repurchased	(11,788)	(15,969)	(14,443)
Common stock cash dividends paid	(11,845)	(11,006)	(9,882)
Other, net	(190)	(369)	362

Net cash from (used in) financing	8,408	(8,393)	(9,668)

Investing
Additions to property and equipment	(8,129)	(8,343)	(5,944)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(25,944)	(1,393)	(3,723)
Purchases of investments	(176,905)	(129,758)	(98,729)
Maturities of investments	28,044	22,054	15,013
Sales of investments	136,350	93,287	70,848
Securities lending payable	(197)	203	(466)

Net cash used in investing	(46,781)	(23,950)	(23,001)

Effect of foreign exchange rates on cash and cash equivalents	19	(67)	(73)

Net change in cash and cash equivalents	1,153	915	(3,074)
Cash and cash equivalents, beginning of period	6,510	5,595	8,669

Cash and cash equivalents, end of period	$7,663	$6,510	$5,595

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2017	2016	2015

Common stock and paid-in capital
Balance, beginning of period	$68,178	$68,465	$68,366
Common stock issued	772	668	634
Common stock repurchased	(2,987)	(3,689)	(3,700)
Stock-based compensation expense	3,266	2,668	2,574
Stock-based compensation income tax benefits	0	0	588
Other, net	86	66	3

Balance, end of period	69,315	68,178	68,465

Retained earnings
Balance, beginning of period	2,282	9,096	17,710
Net income	21,204	16,798	12,193
Common stock cash dividends	(12,040)	(11,329)	(10,063)
Common stock repurchased	(8,798)	(12,283)	(10,744)

Balance, end of period	2,648	2,282	9,096

Accumulated other comprehensive income
Balance, beginning of period	1,537	2,522	3,708
Other comprehensive loss	(1,106)	(985)	(1,186)

Balance, end of period	431	1,537	2,522

Total stockholders’ equity	$72,394	$71,997	$80,083

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

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Microsoft Office 365, Microsoft Azure, Microsoft Dynamics 365, and Xbox Live; solution support; and consulting services. Service and other revenue also includes sales from online advertising and LinkedIn.

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

PART II

Item 8

Revenue related to Surface devices, Xbox consoles, games published by us, phones, and other hardware components is generally recognized when ownership is transferred to the resellers or to end customers when selling directly through Microsoft retail stores and online marketplaces. A portion of revenue may be deferred when these products are combined with software elements, and/or services. Revenue related to licensing for games published by third parties for use on the Xbox consoles is recognized when games are manufactured by the game publishers.

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

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.5 billion, $1.6 billion, and $1.9 billion in fiscal years 2017, 2016, and 2015, respectively.

Stock-Based Compensation

Compensation cost for stock awards, which include restricted stock units (“RSUs”) and performance stock units (“PSUs”), is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service or performance period. The fair value of stock awards is based on the quoted price of our common stock on the grant date less the present value of expected dividends not received during the vesting period. We measure the fair value of PSUs using a Monte Carlo valuation model. Compensation cost for RSUs is recognized using the straight-line method and for PSUs is recognized using the accelerated method.

PART II

Item 8

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of foreign government bonds, corporate notes and bonds, mortgage- and asset-backed securities, U.S. government and agency securities, common and preferred stock, and certificates of deposit. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

PART II

Item 8

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

PART II

Item 8

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

Balance, beginning of period	$426	$335	$301
Charged to costs and other	85	146	77
Write-offs	(106)	(55)	(43)

Balance, end of period	$405	$426	$335

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

Recent Accounting Guidance

Accounting for Income Taxes – Intra-Entity Asset Transfers

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. We anticipate this guidance will have a material impact on our consolidated balance sheets upon adoption, and continue to evaluate any impacts to our accounting policies, processes, and systems.

PART II

Item 8

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

The standard will be effective for us beginning July 1, 2019, with early adoption permitted. We elected to early adopt the standard effective July 1, 2017 concurrent with our adoption of the new standard related to revenue recognition. We elected the available practical expedients on adoption. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information.

The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged.

Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases of $6.6 billion and $5.2 billion as of June 30, 2017 and 2016, respectively. See Expected Impacts to Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt the standard using the full retrospective method to restate each prior reporting period presented.

PART II

Item 8

The standard will be effective for us beginning July 1, 2018, with early adoption permitted. We elected to early adopt the standard effective July 1, 2017. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including our assessment that the impact of accounting for costs incurred to obtain a contract is immaterial.

The most significant impact of the standard relates to our accounting for software license revenue. Specifically, for Windows 10, we will recognize revenue predominantly at the time of billing and delivery rather than ratably over the life of the related device. For certain multi-year commercial software subscriptions that include both distinct software licenses and Software Assurance, we will recognize license revenue at the time of contract execution rather than over the subscription period. Due to the complexity of certain of our commercial license subscription contracts, the actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances may vary from recognition at the time of billing. Revenue recognition related to our hardware, cloud offerings such as Office 365, LinkedIn, and professional services will remain substantially unchanged.

Adoption of the standard will result in the recognition of additional revenue of $6.6 billion and $5.8 billion for fiscal year 2017 and 2016, respectively, and an increase in the provision for income taxes of $2.5 billion and $2.1 billion, respectively, primarily due to the net change in Windows 10 revenue recognition. In addition, adoption of the standard will result in an increase in accounts receivable and other current and long-term assets of $2.7 billion and $4.2 billion, as of June 30, 2017 and 2016, respectively, driven by unbilled receivables from upfront recognition of revenue for certain multi-year commercial software subscriptions that include both distinct software licenses and Software Assurance; a reduction of unearned revenue of $17.8 billion and $11.7 billion as of June 30, 2017 and 2016, respectively, driven by the upfront recognition of license revenue from Windows 10 and certain multi-year commercial software subscriptions; and an increase in deferred income taxes of $5.2 billion and $4.8 billion as of June 30, 2017 and 2016, respectively, driven by the upfront recognition of revenue. See Expected Impacts to Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

Expected Impacts to Reported Results

Adoption of the standards related to revenue recognition and leases is expected to impact our reported results as follows:

(In millions, except earnings per share)			Year Ended June 30, 2017

	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted

Income statements:

Revenue	$89,950	$6,621	$0	$96,571
Provision for income taxes	1,945	2,467	0	4,412
Net income	21,204	4,285	0	25,489
Diluted earnings per share	2.71	0.54	0	3.25

(In millions, except earnings per share)			Year Ended June 30, 2016

	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted

Income statements:

Revenue	$85,320	$5,834	$0	$91,154
Provision for income taxes	2,953	2,147	0	5,100
Net income	16,798	3,741	0	20,539
Diluted earnings per share	2.10	0.46	0	2.56

PART II

Item 8

(In millions)			June 30, 2017

	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted

Balance sheets:

Accounts receivable, net	$19,792	$2,639	$0	$22,431
Operating lease right-of-use assets	0	0	6,555	6,555
Other current and long-term assets	11,147	32	0	11,179
Unearned revenue	44,479	(17,823)	0	26,656
Deferred income taxes	531	5,203	0	5,734
Operating lease liabilities	0	0	5,372	5,372
Other current and long-term liabilities	23,464	(26)	1,183	24,621
Stockholders' equity	72,394	15,317	0	87,711

(In millions)			June 30, 2016

	As Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Adjusted

Balance sheets:

Accounts receivable, net	$18,277	$2,359	$0	$20,636
Operating lease right-of-use assets	0	0	5,198	5,198
Other current and long-term assets	9,308	1,872	0	11,180
Unearned revenue	33,909	(11,716)	0	22,193
Deferred income taxes	1,476	4,837	0	6,313
Operating lease liabilities	0	0	4,257	4,257
Other current and long-term liabilities	19,589	17	941	20,547
Stockholders' equity	71,997	11,093	0	83,090

Adoption of the standards related to revenue recognition and leases had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2017	2016	2015

Net income available for common shareholders (A)	$21,204	$16,798	$12,193

Weighted average outstanding shares of common stock (B)	7,746	7,925	8,177
Dilutive effect of stock-based awards	86	88	77

Common stock and common stock equivalents (C)	7,832	8,013	8,254

Earnings Per Share

Basic (A/B)	$2.74	$2.12	$1.49
Diluted (A/C)	$2.71	$2.10	$1.48

PART II

Item 8

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

Dividends and interest income	$1,387	$903	$766
Interest expense	(2,222)	(1,243)	(781)
Net recognized gains on investments	2,583	668	716
Net losses on derivatives	(510)	(443)	(423)
Net gains (losses) on foreign currency remeasurements	(164)	(121)	335
Other, net	(251)	(195)	(267)

Total	$823	$(431)	$346

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Year Ended June 30,	2017	2016	2015

Other-than-temporary impairments of investments	$(55)	$(322)	$(183)
Realized gains from sales of available-for-sale securities	3,064	1,376	1,176
Realized losses from sales of available-for-sale securities	(426)	(386)	(277)

Total	$2,583	$668	$716

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2017

Cash	$3,624	$0	$0	$3,624	$3,624	$0	$0
Mutual funds	1,478	0	0	1,478	1,478	0	0
Commercial paper	319	0	0	319	69	250	0
Certificates of deposit	1,358	0	0	1,358	972	386	0
U.S. government and agency securities	112,119	85	(360)	111,844	16	111,828	0
Foreign government bonds	5,276	2	(13)	5,265	1,504	3,761	0
Mortgage- and asset-backed securities	3,921	14	(4)	3,931	0	3,931	0
Corporate notes and bonds	4,786	61	(12)	4,835	0	4,835	0
Municipal securities	284	43	0	327	0	327	0
Common and preferred stock	2,472	3,062	(34)	5,500	0	0	5,500
Other investments	523	0	0	523	0	0	523

Total	$136,160	$3,267	$(423)	$139,004	$7,663	$125,318	$6,023

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2016

Cash	$3,501	$0	$0	$3,501	$3,501	$0	$0
Mutual funds	1,012	0	0	1,012	1,012	0	0
Commercial paper	298	0	0	298	298	0	0
Certificates of deposit	1,000	0	0	1,000	868	132	0
U.S. government and agency securities	89,970	245	(11)	90,204	100	90,104	0
Foreign government bonds	5,502	10	(18)	5,494	731	4,763	0
Mortgage- and asset-backed securities	4,789	21	(2)	4,808	0	4,808	0
Corporate notes and bonds	6,509	110	(35)	6,584	0	6,584	0
Municipal securities	285	57	0	342	0	342	0
Common and preferred stock	5,597	4,452	(236)	9,813	0	0	9,813
Other investments	615	0	0	615	0	(3)	618

Total	$119,078	$4,895	$(302)	$123,671	$6,510	$106,730	$10,431

As of June 30, 2017 and 2016, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $1.1 billion and $767 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

As of June 30, 2017, collateral received under agreements for loaned securities was $3.7 billion, which was primarily comprised of U.S. government and agency securities. As of June 30, 2016, collateral received under agreements for loaned securities was $294 million, which was primarily comprised of cash.

PART II

Item 8

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2017

U.S. government and agency securities	$87,558	$(348)	$371	$(12)	$87,929	$(360)
Foreign government bonds	4,006	(2)	23	(11)	4,029	(13)
Mortgage- and asset-backed securities	1,068	(3)	198	(1)	1,266	(4)
Corporate notes and bonds	669	(8)	177	(4)	846	(12)
Common and preferred stock	69	(6)	148	(28)	217	(34)

Total	$93,370	$(367)	$917	$(56)	$94,287	$(423)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2016

U.S. government and agency securities	$5,816	$(3)	$432	$(8)	$6,248	$(11)
Foreign government bonds	3,452	(3)	35	(15)	3,487	(18)
Mortgage- and asset-backed securities	844	(1)	322	(1)	1,166	(2)
Corporate notes and bonds	1,180	(11)	788	(24)	1,968	(35)
Common and preferred stock	896	(147)	390	(89)	1,286	(236)

Total	$12,188	$(165)	$1,967	$(137)	$14,155	$(302)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2017

Due in one year or less	$18,212	$18,188
Due after one year through five years	102,374	102,168
Due after five years through 10 years	6,478	6,504
Due after 10 years	999	1,019

Total	$128,063	$127,879

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

PART II

Item 8

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of June 30, 2017 and 2016, the total notional amounts of these foreign exchange contracts sold were $8.9 billion and $8.4 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of June 30, 2017 and 2016, the total notional amounts of these foreign exchange contracts sold were $5.1 billion and $5.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of June 30, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $8.8 billion and $10.6 billion, respectively. As of June 30, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $12.0 billion and $11.7 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $2.4 billion, respectively, of which $1.6 billion and $1.8 billion, respectively, were designated as hedging instruments. As of June 30, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.3 billion and $2.2 billion, respectively, of which $737 million and $986 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $233 million and $352 million, respectively. As of June 30, 2016, the total notional amounts of fixed-interest rate contracts purchased and sold were $328 million and $2.4 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2017 and 2016, the total notional derivative amounts of mortgage contracts purchased were $567 million and $548 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2017, the total notional amounts of credit contracts purchased and sold were $267 million and $63 million, respectively. As of June 30, 2016, the total notional amounts of credit contracts purchased and sold were $440 million and $273 million, respectively.

PART II

Item 8

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2017, the total notional amounts of commodity contracts purchased were $19 million. As of June 30, 2016, the total notional amounts of commodity contracts purchased and sold were $631 million and $162 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2017, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	June 30, 2017						June 30, 2016

	Assets				Liabilities		Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$9	$203	$0	$6	$(134)	$(8)	$33	$156	$0	$(296)
Equity contracts	3	0	0	0	(6)	0	23	0	0	(16)
Interest rate contracts	3	0	0	0	(7)	0	10	0	0	(25)
Credit contracts	5	0	0	0	(1)	0	6	0	0	(5)

Total	$20	$203	$0	$6	$(148)	$(8)	$72	$156	$0	$(342)

Designated Hedge Derivatives

Foreign exchange contracts	$80	$133	$0	$0	$(3)	$0	$1	$392	$0	$(263)
Equity contracts	0	0	67	0	(186)	0	0	0	18	(25)

Total	$80	$133	$67	$0	$(189)	$0	$1	$392	$18	$(288)

Total gross amounts of derivatives	$100	$336	$67	$6	$(337)	$(8)	$73	$548	$18	$(630)

Gross derivatives either offset or subject to an enforceable master netting agreement	$100	$336	$67	$6	$(334)	$(8)	$69	$548	$18	$(630)
Gross amounts of derivatives offset on the balance sheet	(20)	(132)	(67)	(8)	221	7	(74)	(302)	(25)	398

Net amounts presented on the balance sheet	80	204	0	(2)	(113)	(1)	(5)	246	(7)	(232)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(228)	0	0	0	0	(250)

Net amount	$80	$204	$0	$(2)	$(341)	$(1)	$(5)	$246	$(7)	$(482)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART II

Item 8

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2017	2016	2015

Foreign Exchange Contracts

Derivatives	$441	$(797)	$741
Hedged items	(386)	838	(725)

Total amount of ineffectiveness	$55	$41	$16

Equity Contracts

Derivatives	$(74)	$(76)	$(107)
Hedged items	74	76	107

Total amount of ineffectiveness	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(80)	$(10)	$0

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)

Year Ended June 30,	2017	2016	2015

Effective Portion

Gains recognized in other comprehensive income (net of tax effects of $4, $24 and $35)	$328	$351	$1,152
Gains reclassified from accumulated other comprehensive income into revenue	555	625	608

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(389)	(354)	(346)

We estimate that $130 million of net derivative gains included in AOCI as of June 30, 2017 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2017.

PART II

Item 8

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

(In millions)

Year Ended June 30,	2017	2016	2015

Foreign exchange contracts	$(117)	$(55)	$(483)
Equity contracts	(114)	(21)	(19)
Interest-rate contracts	14	10	23
Credit contracts	5	(1)	(1)
Commodity contracts	(22)	(87)	(223)

Total	$(234)	$(154)	$(703)

NOTE 6 — FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2017

Assets

Mutual funds	$1,478	$0	$0	$1,478	$0	$1,478
Commercial paper	0	319	0	319	0	319
Certificates of deposit	0	1,358	0	1,358	0	1,358
U.S. government and agency securities	109,228	2,616	0	111,844	0	111,844
Foreign government bonds	0	5,187	0	5,187	0	5,187
Mortgage- and asset-backed securities	0	3,934	0	3,934	0	3,934
Corporate notes and bonds	0	4,829	1	4,830	0	4,830
Municipal securities	0	327	0	327	0	327
Common and preferred stock	2,414	1,994	18	4,426	0	4,426
Derivatives	1	508	0	509	(227)	282

Total	$113,121	$21,072	$19	$134,212	$(227)	$133,985

Liabilities

Derivatives and other	$0	$345	$39	$384	$(228)	$156

PART II

Item 8

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2016

Assets

Mutual funds	$1,012	$0	$0	$1,012	$0	$1,012
Commercial paper	0	298	0	298	0	298
Certificates of deposit	0	1,000	0	1,000	0	1,000
U.S. government and agency securities	86,492	3,707	0	90,199	0	90,199
Foreign government bonds	10	5,705	0	5,715	0	5,715
Mortgage- and asset-backed securities	0	4,803	0	4,803	0	4,803
Corporate notes and bonds	0	6,361	1	6,362	0	6,362
Municipal securities	0	342	0	342	0	342
Common and preferred stock	6,918	2,114	18	9,050	0	9,050
Derivatives	6	633	0	639	(401)	238

Total	$94,438	$24,963	$19	$119,420	$(401)	$119,019

Liabilities

Derivatives and other	$17	$613	$0	$630	$(398)	$232

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

(In millions)

June 30,	2017	2016

Net fair value of assets measured at fair value on a recurring basis	$133,985	$119,019
Cash	3,624	3,501
Common and preferred stock measured at fair value on a nonrecurring basis	1,073	767
Other investments measured at fair value on a nonrecurring basis	523	618
Less derivative net assets classified as other current and long-term assets	(202)	(246)
Other	1	12

Recorded basis of investment components	$139,004	$123,671

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2017 and 2016, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

PART II

Item 8

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2017	2016

Raw materials	$797	$612
Work in process	145	158
Finished goods	1,239	1,481

Total	$2,181	$2,251

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2017	2016

Land	$1,107	$824
Buildings and improvements	16,284	12,393
Leasehold improvements	5,064	3,659
Computer equipment and software	21,414	17,391
Furniture and equipment	4,044	3,889

Total, at cost	47,913	38,156
Accumulated depreciation	(24,179)	(19,800)

Total, net	$23,734	$18,356

As of June 30, 2017 and 2016, assets recorded under capital leases were $2.7 billion and $865 million, respectively, and accumulated depreciation associated with capital leases was $161 million and $57 million, respectively. During fiscal years 2017 and 2016, property and equipment acquired under capital leases was $1.8 billion and $413 million, respectively.

During fiscal years 2017, 2016, and 2015, depreciation expense was $6.1 billion, $4.9 billion, and $4.1 billion, respectively.

NOTE 9 — BUSINESS COMBINATIONS

On December 8, 2016, we completed our acquisition of all issued and outstanding shares of LinkedIn Corporation, the world’s largest professional network on the Internet, for a total purchase price of $27.0 billion. The purchase price consisted primarily of cash of $26.9 billion. The acquisition is expected to accelerate the growth of LinkedIn, Office 365, and Dynamics 365. The financial results of LinkedIn have been included in our consolidated financial statements since the date of the acquisition.

PART II

Item 8

The allocation of the purchase price to goodwill was completed as of June 30, 2017. The major classes of assets and liabilities to which we allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$1,328
Short-term investments	2,110
Other current assets	697
Property and equipment	1,529
Intangible assets	7,887
Goodwill (a)	16,803
Short-term debt (b)	(1,323)
Other current liabilities	(1,117)
Deferred income taxes	(774)
Other	(131)

Total purchase price	$27,009

(a)

Goodwill was assigned to our Productivity and Business Processes segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of LinkedIn. None of the goodwill is expected to be deductible for income tax purposes.

(b)

Convertible senior notes issued by LinkedIn on November 12, 2014, substantially all of which were redeemed after our acquisition of LinkedIn. The remaining $18 million of notes are not redeemable and are included in long-term debt on our consolidated balance sheets. See Note 12 – Debt for further information.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Customer-related	$3,607	7 years
Marketing-related (trade names)	2,148	20 years
Technology-based	2,109	3 years
Contract-based	23	5 years

Fair value of intangible assets acquired	$7,887	9 years

Our consolidated income statement includes the following revenue and operating loss attributable to LinkedIn since the date of acquisition:

(In millions)

Year Ended June 30,	2017

Revenue	$2,268
Operating loss	$(948)

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2015:

(In millions, except earnings per share)

Year Ended June 30,	2017	2016

Revenue	$91,668	$88,652
Net income	20,894	15,383
Diluted earnings per share	2.67	1.92

PART II

Item 8

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

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2015	Acquisitions	Other	June 30, 2016	Acquisitions		Other	June 30, 2017

Productivity and Business Processes	$6,309	$443	$(74)	$6,678	$17,072	(a)	$(11)	$23,739
Intelligent Cloud	4,917	549	1	5,467	49		39	5,555
More Personal Computing	5,713	100	(86)	5,727	115		(14)	5,828

Total	$16,939	$1,092	$(159)	$17,872	$17,236		$14	$35,122

(a)	Includes goodwill related to LinkedIn and other acquisitions. See Note 9 – Business Combinations for further information.

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

Our accumulated goodwill impairment as of both June 30, 2017 and 2016 was $11.3 billion.

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level, primarily using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses. Effective May 1, 2017, we prospectively adopted accounting guidance that simplifies our goodwill impairment testing by eliminating the requirement to calculate the implied fair value of goodwill (formerly “Step 2”) in the event that an impairment is identified. Instead, an impairment charge is recorded based on the excess of the reporting unit’s carrying amount over its fair value.

No instances of impairment were identified in our May 1, 2017 or May 1, 2016 test. During fiscal year 2015, we recorded impairment charges of $5.1 billion related to goodwill in our previous Phone Hardware reporting unit. Phone Hardware goodwill is included in the Devices reporting unit within More Personal Computing under our current segment structure.

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

PART II

Item 8

Because our annual test indicated that Phone Hardware’s carrying value exceeded its estimated fair value, Step 2 of the goodwill impairment test was performed specific to Phone Hardware. Under Step 2, the fair value of all Phone Hardware assets and liabilities were estimated, including tangible assets, existing technology, patent agreements, and contractual arrangements, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates and royalty rates used in valuing the intangible assets, and consideration of the market environment in valuing the tangible assets.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,				2017			2016

Technology-based (a)	$7,765		$(4,318)	$3,447	$5,970	$(3,648)	$2,322
Marketing-related	4,016		(829)	3,187	1,869	(616)	1,253
Contract-based	841		(722)	119	796	(718)	78
Customer-related	4,045		(692)	3,353	465	(385)	80

Total	$16,667	(b)	$(6,561)	$10,106	$9,100	$(5,367)	$3,733

(a)	Technology-based intangible assets included $59 million and $115 million of net carrying amount of software to be sold, leased, or otherwise marketed as of June 30, 2017 and 2016, respectively.
(b)	Includes intangible assets related to LinkedIn and other additions. See Note 9 – Business Combinations for further information.

No material impairments of intangible assets were identified during fiscal year 2017.

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

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2017		2016

Customer-related	$3,607	7 years	$30	3 years
Technology-based	2,265	2 years	361	4 years
Marketing-related	2,148	19 years	2	1 year
Contract-based	63	6 years	0	n/a

Total	$8,083	9 years	$393	4 years

Intangible assets amortization expense was $1.7 billion, $978 million, and $1.3 billion for fiscal years 2017, 2016, and 2015, respectively. Amortization of capitalized software was $55 million, $69 million, and $79 million for fiscal years 2017, 2016, and 2015, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2017:

(In millions)

Year Ending June 30,

2018	$2,190
2019	1,698
2020	1,180
2021	1,006
2022	932
Thereafter	3,100

Total	$10,106

NOTE 12 — DEBT

Short-term Debt

As of June 30, 2017, we had $9.1 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 1.01% and maturities ranging from 25 days to 264 days. As of June 30, 2016, we had $12.9 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.43% and maturities ranging from 1 day to 99 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities that expire on October 31, 2017 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of June 30, 2017, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of June 30, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $77.1 billion and $80.3 billion, respectively. As of June 30, 2016, the total carrying value and estimated fair value of our long-term debt were $40.6 billion and $44.0 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART II

Item 8

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value	Face Value	Stated Interest Rate	Effective Interest Rate

June 30,	2017	2016

Notes

November 15, 2017	$600	$600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019 (a)	2,500	*	1.100%	1.203%
November 1, 2019 (b)	18	*	0.500%	0.500%
February 6, 2020 (c)	1,500	*	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021 (a)	2,750	*	1.550%	1.642%
December 6, 2021 (d)	1,996	1,944	2.125%	2.233%
February 6, 2022 (c)	1,750	*	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023 (a)	1,500	*	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024 (c)	2,250	*	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026 (a)	4,000	*	2.400%	2.464%
February 6, 2027 (c)	4,000	*	3.300%	3.383%
December 6, 2028 (d)	1,996	1,944	3.125%	3.218%
May 2, 2033 (d)	627	611	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036 (a)	2,250	*	3.450%	3.510%
February 6, 2037 (c)	2,500	*	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046 (a)	4,500	*	3.700%	3.743%
February 6, 2047 (c)	3,000	*	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056 (a)	2,250	*	3.950%	4.033%
February 6, 2057 (c)	2,000	*	4.500%	4.528%

Total	$77,837	$40,949

(a)	In August 2016, we issued $19.8 billion of debt securities.

PART II

Item 8

(b)	Remaining notes that were acquired as part of the LinkedIn acquisition. See Note 9 – Business Combinations for further information.
(c)	In February 2017, we issued $17.0 billion of debt securities.
(d)	Euro-denominated debt securities.
*	Not applicable.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Cash paid for interest on our debt for fiscal years 2017, 2016, and 2015 was $1.6 billion, $1.1 billion, and $620 million, respectively. Effective July 1, 2016, we retrospectively adopted accounting guidance that requires debt issuance costs to be recorded as a deduction from the carrying amount of the debt liability, consistent with debt discounts. As of June 30, 2017 and 2016, the aggregate unamortized discount and debt issuance costs associated with our long-term debt, including the current portion, were $715 million and $392 million, respectively.

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2018	$1,050
2019	4,000
2020	5,518
2021	3,750
2022	7,996
Thereafter	55,523

Total	$77,837

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

Current Taxes

U.S. federal	$2,739	$545	$3,661
U.S. state and local	30	136	364
Foreign	2,472	1,940	2,065

Current taxes	5,241	2,621	6,090

Deferred Taxes

Deferred taxes	(3,296)	332	224

Provision for income taxes	$1,945	$2,953	$6,314

PART II

Item 8

In fiscal year 2017, deferred taxes included U.S. and foreign deferred tax benefit of $2.7 billion and $617 million, respectively.

U.S. and foreign components of income (loss) before income taxes were as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

U.S.	$453	$(325)	$7,363
Foreign	22,696	20,076	11,144

Income before income taxes	$23,149	$19,751	$18,507

In fiscal year 2017, income before income taxes included the net impact of U.S. and foreign revenue deferrals related to the sales of Windows 10 of $6.4 billion and $317 million, respectively. In fiscal year 2016, income before income taxes included the net impact of U.S. and foreign revenue deferrals related to the sales of Windows 10 of $6.0 billion and $588 million, respectively. In fiscal year 2015, income before income taxes included the net impact of U.S. and foreign impairment, integration, and restructuring expenses relating to our phone business of $1.1 billion and $8.9 billion, respectively.

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2017	2016	2015

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(15.7)%	(19.4)%	(20.9)%
Phone business losses	(7.3)%	1.3%	19.1%
Excess tax benefits relating to stock-based compensation	(2.7)%	(2.0)%	0%
Domestic production activities deduction	(1.4)%	(0.6)%	(2.4)%
Interest, net	1.8%	1.2%	1.5%
Other reconciling items, net	(1.3)%	(0.5)%	1.8%

Effective rate	8.4%	15.0%	34.1%

The reduction from the federal statutory rate is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. Our foreign regional operating centers, which are taxed at rates lower than the U.S. rate, generated 64%, 69%, and 73% of our foreign income before tax in fiscal years 2017, 2016, and 2015, respectively. Additionally, our effective tax rate in fiscal year 2017 reflects the realization of tax benefits attributable to previous phone business losses. In general, other reconciling items consist primarily of U.S. state income taxes, permanent items, and credits. In fiscal years 2017, 2016, and 2015, there were no individually significant other reconciling items.

The decrease in our effective tax rate for fiscal year 2017 compared to fiscal year 2016 was primarily due to the realization of tax benefits attributable to previous phone business losses, offset in part by changes in the mix of our income before income taxes between the U.S. and foreign countries. The fiscal year 2016 effective tax rate included the impact of nondeductible phone charges and valuation allowances.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2017	2016

Deferred Income Tax Assets

Stock-based compensation expense	$777	$809
Other expense items	1,550	1,609
Restructuring charges	66	284
Unearned revenue	1,889	494
Impaired investments	59	226
Loss carryforwards	4,809	4,252
Depreciation and amortization	53	115
Other revenue items	130	89

Deferred income tax assets	9,333	7,878
Less valuation allowance	(3,310)	(4,729)

Deferred income tax assets, net of valuation allowance	$6,023	$3,149

Deferred Income Tax Liabilities

Foreign earnings	$(1,107)	$(1,242)
Unrealized gain on investments and debt	(1,384)	(2,102)
Depreciation and amortization	(1,630)	(1,008)
Other	(21)	(54)

Deferred income tax liabilities	(4,142)	(4,406)

Net deferred income tax assets (liabilities)	$1,881	$(1,257)

Reported As

Other long-term assets	$2,412	$219
Long-term deferred income tax liabilities	(531)	(1,476)

Net deferred income tax assets (liabilities)	$1,881	$(1,257)

In fiscal year 2017, we corrected the table above to include a $2.5 billion loss carryforward and valuation allowance as of June 30, 2016. We do not consider this correction to be material, and there was no impact to our consolidated financial statements.

As of June 30, 2017, we had net operating loss carryforwards of $13.7 billion, including $11.1 billion of foreign net operating loss carryforwards. The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards and other net deferred tax assets that may not be realized.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

As of June 30, 2017, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $142 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was approximately $45 billion as of June 30, 2017.

Income taxes paid, net of refunds, were $2.4 billion, $3.9 billion, and $4.4 billion in fiscal years 2017, 2016, and 2015, respectively.

PART II

Item 8

Tax contingencies and other income tax liabilities were $13.5 billion and $11.8 billion as of June 30, 2017 and 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing and tax credits.

Uncertain Tax Positions

Unrecognized tax benefits as of June 30, 2017, 2016, and 2015, were $11.7 billion, $10.2 billion, and $9.6 billion, respectively. If recognized, these tax benefits would affect our effective tax rates for fiscal years 2017, 2016, and 2015, by $10.2 billion, $8.8 billion, and $7.9 billion, respectively.

As of June 30, 2017, 2016, and 2015, we had accrued interest expense related to uncertain tax positions of $2.3 billion, $1.9 billion, and $1.7 billion, respectively, net of federal income tax benefits. Interest expense on unrecognized tax benefits was $399 million, $163 million, and $237 million in fiscal years 2017, 2016, and 2015, respectively, and was included in provision for income taxes.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

Balance, beginning of year	$10,164	$9,599	$8,714
Decreases related to settlements	(4)	(201)	(50)
Increases for tax positions related to the current year	1,277	1,086	1,091
Increases for tax positions related to prior years	397	115	94
Decreases for tax positions related to prior years	(49)	(317)	(144)
Decreases due to lapsed statutes of limitations	(48)	(118)	(106)

Balance, end of year	$11,737	$10,164	$9,599

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of June 30, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

NOTE 14 — RESTRUCTURING CHARGES

Phone Hardware Restructuring

In June 2015, management approved a plan to restructure our phone business to better focus and align resources (the “Phone Hardware Restructuring Plan”), under which we eliminated approximately 7,400 positions in fiscal year 2016. In fiscal year 2015, we incurred restructuring charges of $780 million under the Phone Hardware Restructuring Plan, including severance expenses and other reorganization costs. In fiscal year 2016, we reversed $21 million of previously estimated restructuring charges related to contract termination costs. The actions associated with the Phone Hardware Restructuring Plan were completed as of June 30, 2017.

PART II

Item 8

2016 Restructuring

In the fourth quarter of fiscal year 2016, management approved restructuring plans that resulted in approximately 4,700 job eliminations in fiscal year 2017, primarily across our smartphone hardware business and global sales.

In fiscal year 2016, we incurred restructuring charges of $501 million in connection with the 2016 restructuring plans, including severance expenses and other reorganization costs. The actions associated with these restructuring plans were completed as of June 30, 2017.

2017 Restructuring

In June 2017, management approved a sales and marketing restructuring plan. In fiscal year 2017, we recorded employee severance expenses of $306 million primarily related to this sales and marketing restructuring plan. We do not expect to incur additional charges for this restructuring plan in subsequent years. The actions associated with this restructuring plan are expected to be completed by the end of fiscal year 2018.

Restructuring Summary

Restructuring charges associated with each of these plans were included in impairment, integration, and restructuring expenses on our consolidated income statements, and were reflected in Corporate and Other in our table of operating income (loss) by segment.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other (a)	Total

Balance, as of June 30, 2016	$470	$239	$709
Restructuring charges	306	0	306
Cash paid	(367)	(101)	(468)
Other	(36)	(79)	(115)

Balance, as of June 30, 2017	$373	$59	$432

(a)	Primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including contract termination costs and asset write-downs.

NOTE 15 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2017	2016

Productivity and Business Processes	$14,291	$12,497
Intelligent Cloud	13,464	11,472
More Personal Computing	3,420	3,334
Corporate and Other	13,304	6,606

Total	$44,479	$33,909

Corporate and Other consists of the net revenue deferral from Windows 10. Revenue from Windows 10 is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other.

PART II

Item 8

NOTE 16 — COMMITMENTS

Construction and Operating Leases

We have committed $1.1 billion for constructing new buildings, building improvements, and leasehold improvements as of June 30, 2017.

We have operating leases for most U.S. and international sales and support offices, datacenters, research and development facilities, manufacturing facilities, retail stores, and certain equipment. Rental expense for facilities operating leases was $1.3 billion, $1.0 billion, and $989 million, in fiscal years 2017, 2016, and 2015, respectively.

Future minimum rental commitments under non-cancellable facilities operating leases in place as of June 30, 2017 are as follows:

(In millions)

Year Ending June 30,

2018	$1,292
2019	1,220
2020	1,115
2021	908
2022	749
Thereafter	2,588

Total	$7,872

Capital Leases

We have capital leases for datacenters and corporate offices. As of June 30, 2017 and 2016, capital lease obligations included in other current liabilities were $113 million and $25 million, respectively, and capital lease obligations included in other long-term liabilities were $2.4 billion and $761 million, respectively.

Future minimum lease payments under non-cancellable capital leases as of June 30, 2017 were as follows:

(In millions)

Year Ending June 30,

2018	$209
2019	217
2020	222
2021	227
2022	232
Thereafter	2,353

Total (a)	$3,460

(a)	Includes imputed interest of $922 million.

As of June 30, 2017, we had additional purchase obligations for capital leases executed but not yet recorded of $3.2 billion.

PART II

Item 8

NOTE 17 — CONTINGENCIES

Patent and Intellectual Property Claims

IPCom patent litigation

IPCom GmbH & Co. (“IPCom”) is a German company that holds a large portfolio of mobile technology-related patents spanning about 170 patent families and addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia Corporation (“Nokia”) and many of the leading cell phone companies and operators. In November 2014, Microsoft and IPCom entered into a standstill agreement staying all of the pending litigation against Microsoft to permit the parties to pursue settlement discussions, which continue.

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware between 2007 and 2013. We were added to these cases as a defendant after we acquired the Nokia phone business. Each of the ITC matters was resolved in our favor. In September 2015, in an inter partes review the United States Patent Trial and Appeal Board issued a final written decision that deemed unpatentable all asserted claims of the patent remaining at issue in the Delaware case. IDT’s appeal of this decision was heard by the U.S. Court of Appeals for the Federal Circuit on April 7, 2017 and the Delaware case was stayed pending final completion of the inter partes review (including appeals and any subsequent proceedings in the Patent Office). We filed an antitrust complaint against IDT in the District of Delaware in August 2015 asserting violations of Section 2 of the Sherman Act, alleging unlawful exploitation of standard essential patents. Microsoft and IDT settled these cases in May 2017 and they have been dismissed.

European copyright levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copyright levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating it must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia were pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. We reached a settlement of the Austrian case in August 2016. In Germany, the only period for which settlement has not been reached is 2004 through 2007. In July 2016, the German Supreme Court heard our appeal contesting the legality of the levy assessed on phones with music players and over five megabytes of memory. The Supreme Court issued a ruling in December 2016, finding that the levy may not be appropriate for phones that have the ability to receive music files only via Bluetooth or infrared inputs, and remanded for further proceedings. A new case schedule has not been set, and we have reached a tentative settlement.

Other patent and intellectual property claims

In addition to the IPCom cases, there were 41 other patent infringement cases pending against Microsoft as of June 30, 2017.

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

PART II

Item 8

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

As of June 30, 2017, we accrued aggregate legal liabilities of $352 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.0 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

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

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

Balance, beginning of year	7,808	8,027	8,239
Issued	70	75	83
Repurchased	(170)	(294)	(295)

Balance, end of year	7,708	7,808	8,027

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2017, $36.8 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2017		2016		2015

First Quarter	63	$3,550	89	$4,000	43	$2,000
Second Quarter	59	3,533	66	3,600	43	2,000
Third Quarter	25	1,600	69	3,600	116	5,000
Fourth Quarter	23	1,600	70	3,600	93	4,209

Total	170	$10,283	294	$14,800	295	$13,209

Shares repurchased during the third and fourth quarter of fiscal year 2017 were under the share repurchase program approved September 20, 2016. All other shares repurchased were under the share repurchase program approved September 16, 2013. The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

PART II

Item 8

Dividends

In fiscal year 2017, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 20, 2016	$0.39	November 17, 2016	$3,024	December 8, 2016
November 30, 2016	0.39	February 16, 2017	3,012	March 9, 2017
March 14, 2017	0.39	May 18, 2017	3,009	June 8, 2017
June 13, 2017	0.39	August 17, 2017	3,006	September 14, 2017

The dividend declared on June 13, 2017 will be paid after the filing date of the 2017 Form 10-K and was included in other current liabilities as of June 30, 2017.

In fiscal year 2016, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 15, 2015	$0.36	November 19, 2015	$2,868	December 10, 2015
December 2, 2015	0.36	February 18, 2016	2,842	March 10, 2016
March 15, 2016	0.36	May 19, 2016	2,821	June 9, 2016
June 14, 2016	0.36	August 18, 2016	2,800	September 8, 2016

The dividend declared on June 14, 2016 was included in other current liabilities as of June 30, 2016.

PART II

Item 8

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Year Ended June 30,	2017	2016	2015

Derivatives

Balance, beginning of period	$352	$590	$31
Unrealized gains, net of tax effects of $4, $24 and $35	328	351	1,152
Reclassification adjustments for gains included in revenue	(555)	(625)	(608)
Tax expense included in provision for income taxes	9	36	15

Amounts reclassified from accumulated other comprehensive income	(546)	(589)	(593)

Net current period other comprehensive income (loss)	(218)	(238)	559

Balance, end of period	$134	$352	$590

Investments

Balance, beginning of period	$2,941	$3,169	$3,531
Unrealized gains, net of tax effects of $267, $120 and $59	517	219	110
Reclassification adjustments for gains included in other income (expense), net	(2,513)	(688)	(728)
Tax expense included in provision for income taxes	880	241	256

Amounts reclassified from accumulated other comprehensive income	(1,633)	(447)	(472)

Net current period other comprehensive loss	(1,116)	(228)	(362)

Balance, end of period	$1,825	$2,941	$3,169

Translation Adjustments and Other

Balance, beginning of period	$(1,756)	$(1,237)	$146
Translation adjustments and other, net of tax effects of $9, $(33) and $16	228	(519)	(1,383)

Balance, end of period	$(1,528)	$(1,756)	$(1,237)

Accumulated other comprehensive income, end of period	$431	$1,537	$2,522

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. As of June 30, 2017, an aggregate of 127 million shares were authorized for future grant under our stock plans. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

Stock-based compensation expense	$3,266	$2,668	$2,574
Income tax benefits related to stock-based compensation	1,066	882	868

PART II

Item 8

Stock Plans

Stock awards entitle the holder to receive shares of Microsoft common stock as the award vests. Stock awards generally vest over a four or five-year service period.

Executive Incentive Plan

Under the Executive Incentive Plan, the Compensation Committee approves stock awards to executive officers and certain senior executives. RSUs generally vest ratably over a four-year service period. PSUs generally vest over a three-year performance period. The number of shares the PSU holder receives is based on the extent to which the corresponding performance goals have been achieved.

Activity for all stock plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2017	2016	2015

Dividends per share (quarterly amounts)	$0.36 - $ 0.39	$0.31 - $ 0.36	$0.28 - $ 0.31
Interest rates	1.2% - 2.2%	1.1% - 1.8%	1.2% - 1.9%

During fiscal year 2017, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	194	$36.92
Granted (a)	84	55.64
Assumed in acquisitions (b)	23	59.09
Vested	(80)	37.36
Forfeited	(20)	43.71

Nonvested balance, end of year	201	46.32

(a)	Includes 2 million PSUs granted during fiscal year 2017. During both fiscal year 2016 and 2015 we granted 1 million PSUs.
(b)	Substantially all awards assumed were related to LinkedIn. See Note 9 – Business Combinations for further information.

As of June 30, 2017, there was approximately $6.5 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 3 years. The weighted average grant-date fair value of stock awards granted was $55.64, $41.51, and $42.36 for fiscal years 2017, 2016, and 2015, respectively. The fair value of stock awards vested was $4.8 billion, $3.9 billion, and $4.2 billion, for fiscal years 2017, 2016, and 2015, respectively.

PART II

Item 8

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2017	2016	2015

Shares purchased	13	15	16
Average price per share	$56.36	$44.83	$39.87

As of June 30, 2017, 129 million shares of our common stock were reserved for future issuance through the ESPP.

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute a portion of their salary, subject to certain limitations. Beginning January 2016, we contribute fifty cents for each dollar a participant contributes in this plan, with a maximum employer contribution of 50% of the IRS contribution limit for the calendar year. Prior to January 2016, we contributed fifty cents for each dollar of the first 6% a participant contributed in this plan, with a maximum contribution of the lesser of 3% of a participant’s earnings or 3% of the IRS compensation limit for the calendar year. Matching contributions for all plans were $734 million, $549 million, and $454 million in fiscal years 2017, 2016, and 2015, respectively, and were expensed as contributed.

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

In December 2016, we completed our acquisition of LinkedIn Corporation. LinkedIn is reported as part of our Productivity and Business Processes segment.

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Skype for Business, and Microsoft Teams, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office 365 subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Dynamics ERP on-premises, Dynamics CRM on-premises, and Dynamics 365, a set of cloud-based applications across ERP and CRM.

PART II

Item 8

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Microsoft SQL Server, Windows Server, Visual Studio, System Center, and related CALs, and Azure.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across all devices. This segment primarily comprises:

•

Windows, including Windows original equipment manufacturer licensing and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows Internet of Things (“IoT”); and MSN display advertising.

•	Devices, including Microsoft Surface, PC accessories, and other intelligent devices.
•	Gaming, including Xbox hardware and Xbox software and services, comprising Xbox Live transactions, subscriptions, and advertising (“Xbox Live”), video games, and third-party video game royalties.
•	Search advertising.

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Year Ended June 30,	2017	2016	2015

Revenue

Productivity and Business Processes	$30,444	$26,487	$26,430
Intelligent Cloud	27,440	25,042	23,715
More Personal Computing	38,773	40,434	43,435
Corporate and Other	(6,707)	(6,643)	0

Total	$89,950	$85,320	$93,580

PART II

Item 8

(In millions)

Year Ended June 30,	2017	2016	2015

Operating income (loss)

Productivity and Business Processes	$11,913	$12,418	$13,274
Intelligent Cloud	9,138	9,315	9,803
More Personal Computing	8,288	6,202	5,095
Corporate and Other	(7,013)	(7,753)	(10,011)

Total	$22,326	$20,182	$18,161

Corporate and Other operating loss activity was as follows during the periods presented:

(In millions)

Year Ended June 30,	2017	2016	2015

Net revenue deferral from Windows 10	$(6,707)	$(6,643)	$0
Impairment, integration, and restructuring expenses	(306)	(1,110)	(10,011)

Total Corporate and Other	$(7,013)	$(7,753)	$(10,011)

No sales to an individual customer or country other than the United States accounted for more than 10% of fiscal year 2017, 2016, or 2015 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2017	2016	2015

United States (a)	$45,248	$40,578	$42,941
Other countries	44,702	44,742	50,639

Total	$89,950	$85,320	$93,580

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, were as follows:

(In millions)

Year Ended June 30,	2017		2016		2015

Microsoft Office system	$25,389		$23,588		$23,538
Server products and tools	21,758		19,177		18,612
Xbox	9,256		9,395		9,121
Windows PC operating system	8,625	(a)	8,104	(a)	14,826
Advertising	6,971		6,098		4,557
Consulting and product support services	5,588		5,641		5,090
Devices	4,557		7,466		11,602
LinkedIn	2,268	(b)	0		0
Other	5,538		5,851		6,234

Total	$89,950		$85,320		$93,580

(a)	Includes the net revenue deferral from Windows 10.
(b)	Includes advertising revenue.

Our total commercial cloud revenue, which primarily comprises Office 365 commercial, Azure, Dynamics 365, and other cloud properties, was $14.9 billion, $9.5 billion, and $5.8 billion in fiscal years 2017, 2016, and 2015, respectively. These amounts are included in their respective product categories in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2017	2016	2015

United States	$39,118	$22,819	$19,562
Ireland	12,876	2,078	1,595
Luxembourg	6,845	6,854	6,879
Other countries	10,123	8,210	8,469

Total	$68,962	$39,961	$36,505

NOTE 22 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31	June 30		Total

Fiscal Year 2017 (a)

Revenue (b)	$20,453	$24,090	$22,090	$23,317		$89,950
Gross margin	12,609	14,189	14,030	14,861		55,689
Operating income	5,225	6,177	5,594	5,330		22,326
Net income	4,690	5,200	4,801	6,513	(c)	21,204	(c)
Basic earnings per share	0.60	0.67	0.62	0.84		2.74
Diluted earnings per share	0.60	0.66	0.61	0.83	(c)	2.71	(c)

Fiscal Year 2016

Revenue (d)	$20,379	$23,796	$20,531	$20,614		$85,320
Gross margin	13,172	13,924	12,809	12,635		52,540
Operating income	5,793	6,026	5,283	3,080		20,182
Net income	4,902	5,018	3,756	3,122	(e)	16,798	(e)
Basic earnings per share	0.61	0.63	0.48	0.40		2.12
Diluted earnings per share	0.61	0.62	0.47	0.39	(e)	2.10	(e)

(a)	On December 8, 2016, we acquired LinkedIn Corporation. LinkedIn has been included in our consolidated results of operations starting on the acquisition date.
(b)

Reflects the impact of the net revenue deferral from Windows 10 of $1.9 billion, $2.0 billion, $1.5 billion, and $1.4 billion, for the first, second, third, and fourth quarter of fiscal year 2017, respectively, and $6.7 billion for fiscal year 2017.

(c)

Includes $306 million of employee severance expenses primarily related to our sales and marketing restructuring plan, which decreased operating income, net income, and diluted EPS by $306 million, $243 million, and $0.03, respectively.

(d)

Reflects the impact of the net revenue deferral from Windows 10 of $1.3 billion, $1.7 billion, $1.6 billion, and $2.0 billion, for the first, second, third, and fourth quarter of fiscal year 2016, respectively, and $6.6 billion for fiscal year 2016.

(e)

Includes $630 million of asset impairment charges related to our phone business, and $480 million of restructuring charges associated with our 2016 restructuring plans, which together decreased operating income, net income, and diluted EPS by $1.1 billion, $895 million, and $0.11, respectively.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 2, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 2, 2017

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2017. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2017; their report is included in Item 9A.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During fiscal year 2017, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate the adoption on July 1, 2017. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standards.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017 of the Company and our report dated August 2, 2017 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 2, 2017

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 29, 2017 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 11, 2016, by and among Microsoft Corporation, Liberty Merger Sub Inc., and LinkedIn Corporation		8-K***		2.1	6/13/16

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/16

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/14/17

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	2/12/15

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/3/15

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	8/5/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/17

10.1*	Microsoft Corporation 2001 Stock Plan		10-K	6/30/16	10.1	7/28/16

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors	X

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-Q	3/31/12	10.5	4/19/12

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.12	10/20/16

10.13	Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.13	10/20/16

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-K	6/30/15	10.14	7/31/15

10.17*	Executive Officer Incentive Plan		10-Q	9/30/15	10.17	10/22/15

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/15	10.18	10/22/15

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.21*	Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (Service-Based)		10-Q	9/30/15	10.21	10/22/15

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/15	10.22	10/22/15

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

10.25*	Form of Executive Officer Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/15	10.25	10/22/15

12	Computation of Ratios of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

PART IV

Item 15, 16

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed
***	Form 8-K of LinkedIn Corporation

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on August 2, 2017.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 2, 2017.

Signature	Title

/s/ JOHN W. THOMPSON John W. Thompson	Chairman

/s/ SATYA NADELLA Satya Nadella	Director and Chief Executive Officer

/s/ WILLIAM H. GATES III William H. Gates III	Director

/s/ REID HOFFMAN Reid Hoffman	Director

/s/ Teri L. List-Stoll Teri L. List-Stoll	Director

/s/ G. MASON MORFIT G. Mason Morfit	Director

/s/ CHARLES H. NOSKI Charles H. Noski	Director

/s/ HELMUT PANKE Helmut Panke	Director

/s/ Sandra E. Peterson Sandra E. Peterson	Director

/s/ Charles W. Scharf Charles W. Scharf	Director

/s/ John W. Stanton John W. Stanton	Director

/s/ Padmasree Warrior Padmasree Warrior	Director

/s/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)