Form 10-Q
period 2017-09-30
MICROSOFT CORP
filed 2017-10-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 20, 2017

Common Stock, $0.00000625 par value per share	7,714,590,195 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2017	2016

Revenue:
Product	$14,298	$14,968
Service and other	10,240	6,960

Total revenue	24,538	21,928

Cost of revenue:
Product	2,980	3,581
Service and other	5,298	4,263

Total cost of revenue	8,278	7,844

Gross margin	16,260	14,084
Research and development	3,574	3,106
Sales and marketing	3,812	3,218
General and administrative	1,166	1,045

Operating income	7,708	6,715
Other income, net	276	112

Income before income taxes	7,984	6,827
Provision for income taxes	1,408	1,160

Net income	$6,576	$5,667

Earnings per share:
Basic	$0.85	$0.73
Diluted	$0.84	$0.72

Weighted average shares outstanding:
Basic	7,708	7,789
Diluted	7,799	7,876

Cash dividends declared per common share	$0.42	$0.39

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2017	2016

Net income	$6,576	$5,667

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(106)	(37)
Net change related to investments	(288)	83
Translation adjustments and other	293	118

Other comprehensive income (loss)	(101)	164

Comprehensive income	$6,475	$5,831

Refer to accompanying notes. Refer to Note 18 – Accumulated Other Comprehensive Income for further information.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2017	June 30, 2017

Assets
Current assets:
Cash and cash equivalents	$6,884	$7,663
Short-term investments (including securities loaned of $4,774 and $3,694)	131,587	125,318

Total cash, cash equivalents, and short-term investments	138,471	132,981
Accounts receivable, net of allowance for doubtful accounts of $285 and $345	14,561	22,431
Inventories	3,211	2,181
Other	4,788	5,103

Total current assets	161,031	162,696
Property and equipment, net of accumulated depreciation of $25,523 and $24,179	24,809	23,734
Operating lease right-of-use assets	6,844	6,555
Equity and other investments	5,343	6,023
Goodwill	35,389	35,122
Intangible assets, net	9,598	10,106
Other long-term assets	6,083	6,076

Total assets	$249,097	$250,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,866	$7,390
Short-term debt	8,170	9,072
Current portion of long-term debt	1,050	1,049
Accrued compensation	4,108	5,819
Income taxes	920	718
Short-term unearned revenue	22,778	24,013
Securities lending payable	203	97
Other	7,520	7,587

Total current liabilities	51,615	55,745
Long-term debt	76,255	76,073
Long-term unearned revenue	2,126	2,643
Deferred income taxes	5,513	5,734
Operating lease liabilities	5,768	5,372
Other long-term liabilities	18,173	17,034

Total liabilities	159,450	162,601

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,720 and 7,708	69,419	69,315
Retained earnings	19,702	17,769
Accumulated other comprehensive income	526	627

Total stockholders’ equity	89,647	87,711

Total liabilities and stockholders’ equity	$249,097	$250,312

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2017	2016

Operations
Net income	$6,576	$5,667
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,499	1,816
Stock-based compensation expense	973	703
Net recognized gains on investments and derivatives	(523)	(311)
Deferred income taxes	(53)	540
Changes in operating assets and liabilities:
Accounts receivable	7,949	7,187
Inventories	(1,023)	(867)
Other current assets	(318)	(965)
Other long-term assets	(278)	(93)
Accounts payable	(407)	(443)
Unearned revenue	(1,806)	(1,807)
Other current liabilities	(1,962)	(321)
Other long-term liabilities	813	443

Net cash from operations	12,440	11,549

Financing
Repayments of short-term debt, maturities of 90 days or less, net	(3,710)	(3,390)
Proceeds from issuance of debt	3,954	24,977
Repayments of debt	(1,169)	(225)
Common stock issued	307	241
Common stock repurchased	(2,570)	(4,362)
Common stock cash dividends paid	(3,003)	(2,800)
Other, net	(150)	(112)

Net cash from (used in) financing	(6,341)	14,329

Investing
Additions to property and equipment	(2,132)	(2,163)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(179)	(24)
Purchases of investments	(32,961)	(57,181)
Maturities of investments	5,226	8,659
Sales of investments	23,036	32,323
Securities lending payable	106	(84)

Net cash used in investing	(6,904)	(18,470)

Effect of foreign exchange rates on cash and cash equivalents	26	10

Net change in cash and cash equivalents	(779)	7,418
Cash and cash equivalents, beginning of period	7,663	6,510

Cash and cash equivalents, end of period	$6,884	$13,928

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2017	2016

Common stock and paid-in capital
Balance, beginning of period	$69,315	$68,178
Common stock issued	307	241
Common stock repurchased	(1,175)	(1,374)
Stock-based compensation expense	973	703
Other, net	(1)	(1)

Balance, end of period	69,419	67,747

Retained earnings
Balance, beginning of period	17,769	13,118
Net income	6,576	5,667
Common stock cash dividends	(3,239)	(3,025)
Common stock repurchased	(1,404)	(3,003)

Balance, end of period	19,702	12,757

Accumulated other comprehensive income
Balance, beginning of period	627	1,794
Other comprehensive income (loss)	(101)	164

Balance, end of period	526	1,958

Total stockholders’ equity	$89,647	$82,462

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2017 Form 10-K filed with the U.S. Securities and Exchange Commission on August 2, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments for which we are able to exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments for which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; and stock-based compensation forfeiture rates. Examples of assumptions include: when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue

Product Revenue and Service and Other Revenue

Product revenue includes sales from operating systems; cross-device productivity applications; server applications; business solution applications; desktop and server management tools; software development tools; video games; and hardware such as PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Microsoft Office 365, Microsoft Azure, Microsoft Dynamics 365, and Xbox Live; solution support; and consulting services. Service and other revenue also includes sales from online advertising and LinkedIn.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

PART I

Item 1

Nature of Products and Services

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. In cases where we allocate revenue to software updates, primarily because the updates are provided at no additional charge, revenue is recognized as the updates are provided, which is generally ratably over the estimated life of the related device or license.

Certain volume licensing programs, including Enterprise Agreements, include on-premises licenses combined with Software Assurance (“SA”). SA conveys rights to new software and upgrades released over the contract period and provides support, tools, and training to help customers deploy and use products more efficiently. On-premises licenses are considered distinct performance obligations when sold with SA. Revenue allocated to SA is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits, given that SA comprises distinct performance obligations that are satisfied over time.

Cloud services, which allow customers to use hosted software over the contract period without taking possession of the software, are provided on either a subscription or consumption basis. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract period. Revenue related to cloud services provided on a consumption basis, such as the amount of storage used in a period, is recognized based on the customer utilization of such resources. When cloud services require a significant level of integration and interdependency with software and the individual components are not considered distinct, all revenue is recognized over the period in which the cloud services are provided.

Revenue from search advertising is recognized when the advertisement appears in the search results or when the action necessary to earn the revenue has been completed. Revenue from consulting services is recognized as services are provided.

Our hardware is generally highly dependent on, and interrelated with, the underlying operating system and cannot function without the operating system. In these cases, the hardware and software license are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to resellers or directly to end customers through retail stores and online marketplaces.

Refer to Note 19 – Segment Information and Geographic Data for further information, including revenue by significant product and service offering.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Certain cloud services, such as Office 365, depend on a significant level of integration and interdependency between the desktop applications and cloud services. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time.

Judgment is required to determine the SSP for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with SA or software updates provided at no additional charge. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.

In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP.

Due to the various benefits from and the nature of our SA program, judgment is required to assess the pattern of delivery, including the exercise pattern of certain benefits across our portfolio of customers.

PART I

Item 1

Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. We record a receivable related to revenue recognized for multi-year on-premises licenses as we have an unconditional right to invoice and receive payment in the future related to those licenses.

The opening balance of current and long-term accounts receivable, net of allowance for doubtful accounts, was $22.3 billion as of July 1, 2016.

As of September 30, 2017 and June 30, 2017, long-term accounts receivable, net of allowance for doubtful accounts, were $1.6 billion and $1.7 billion, respectively, and are included in other long-term assets on our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Three Months Ended September 30, 2017

Balance, beginning of period	$361
Charged to costs and other	(45)
Write-offs	(16)

Balance, end of period	$300

Reported as of September 30, 2017

Accounts receivable, net of allowance for doubtful accounts	$285
Other long-term assets	15

Total	$300

Unearned revenue is comprised mainly of unearned revenue related to volume licensing programs, which may include SA and cloud services. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for: consulting services to be performed in the future; Office 365 subscriptions; LinkedIn subscriptions; Xbox Live subscriptions; Windows 10 post-delivery support; Dynamics business solutions; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

Refer to Note 14 – Unearned Revenue for further information, including unearned revenue by segment and changes in unearned revenue during the period.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers, such as invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, or to provide customers with financing, such as multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

PART I

Item 1

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

We elected to early adopt the standard effective July 1, 2017 concurrent with our adoption of the new standard related to revenue recognition. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. Adoption of the standard required us to restate certain previously reported results, including the recognition of additional ROU assets and lease liabilities for operating leases. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

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

We elected to early adopt the standard effective July 1, 2017, using the full retrospective method, which required us to restate each prior reporting period presented. We implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The most significant impact of the standard relates to our accounting for software license revenue. Specifically, for Windows 10, we recognize revenue predominantly at the time of billing and delivery rather than ratably over the life of the related device. For certain multi-year commercial software subscriptions that include both distinct software licenses and SA, we recognize license revenue at the time of contract execution rather than over the subscription period. Due to the complexity of certain of our commercial license subscription contracts, the actual revenue recognition treatment required under the standard depends on contract-specific terms and in some instances may vary from recognition at the time of billing. Revenue recognition related to our hardware, cloud offerings (such as Office 365), LinkedIn, and professional services remains substantially unchanged.

Adoption of the standard using the full retrospective method required us to restate certain previously reported results, including the recognition of additional revenue and an increase in the provision for income taxes, primarily due to the net change in Windows 10 revenue recognition. In addition, adoption of the standard resulted in an increase in accounts receivable and other current and long-term assets, driven by unbilled receivables from upfront recognition of revenue for certain multi-year commercial software subscriptions that include both distinct software licenses and Software Assurance; a reduction of unearned revenue, driven by the upfront recognition of license revenue from Windows 10 and certain multi-year commercial software subscriptions; and an increase in deferred income taxes, driven by the upfront recognition of revenue. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and leases impacted our previously reported results as follows:

(In millions, except per share amounts)	As Previously Reported	New Revenue Standard Adjustment	As Restated

Three Months Ended September 30, 2016

Income Statements

Revenue	$20,453	$1,475	$21,928
Provision for income taxes	635	525	1,160
Net income	4,690	977	5,667
Diluted earnings per share	0.60	0.12	0.72

PART I

Item 1

(In millions)	As Previously Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Restated

June 30, 2017

Balance Sheets

Accounts receivable, net of allowance for doubtful accounts	$19,792	$2,639	$0	$22,431
Operating lease right-of-use assets	0	0	6,555	6,555
Other current and long-term assets	11,147	32	0	11,179
Unearned revenue	44,479	(17,823)	0	26,656
Deferred income taxes	531	5,203	0	5,734
Operating lease liabilities	0	0	5,372	5,372
Other current and long-term liabilities	23,464	(26)	1,183	24,621
Stockholders' equity	72,394	15,317	0	87,711

Adoption of the standards related to revenue recognition and leases had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

Recent Accounting Guidance Not Yet Adopted

Financial Instruments – Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Accounting for Income Taxes – Intra-Entity Asset Transfers

In October 2016, the FASB issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. We anticipate this guidance will have a material impact on our consolidated balance sheets upon adoption, and continue to evaluate any impacts to our accounting policies, processes, and systems.

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

PART I

Item 1

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The standard will be effective for us beginning July 1, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture any previously held unrealized gains and losses related to our equity investments carried at fair value and the impact of recording the fair value of certain equity investments that were carried at cost. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)

Three Months Ended September 30,	2017	2016

Net income available for common shareholders (A)	$6,576	$5,667

Weighted average outstanding shares of common stock (B)	7,708	7,789
Dilutive effect of stock-based awards	91	87

Common stock and common stock equivalents (C)	7,799	7,876

Earnings Per Share

Basic (A/B)	$0.85	$0.73
Diluted (A/C)	$0.84	$0.72

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2017	2016

Dividends and interest income	$473	$293
Interest expense	(672)	(437)
Net recognized gains on investments	573	405
Net losses on derivatives	(50)	(94)
Net losses on foreign currency remeasurements	(9)	(40)
Other, net	(39)	(15)

Total	$276	$112

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Three Months Ended September 30,	2017	2016

Other-than-temporary impairments of investments	$(6)	$(18)
Realized gains from sales of available-for-sale securities	671	483
Realized losses from sales of available-for-sale securities	(92)	(60)

Total	$573	$405

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2017

Cash	$4,052	$0	$0	$4,052	$4,052	$0	$0
Mutual funds	1,040	0	0	1,040	1,040	0	0
Commercial paper	833	0	0	833	384	449	0
Certificates of deposit	1,430	0	0	1,430	1,252	178	0
U.S. government and agency securities	117,222	66	(344)	116,944	155	116,789	0
Foreign government bonds	5,150	2	(12)	5,140	1	5,139	0
Mortgage- and asset-backed securities	3,771	10	(4)	3,777	0	3,777	0
Corporate notes and bonds	4,872	62	(9)	4,925	0	4,925	0
Municipal securities	284	46	0	330	0	330	0
Common and preferred stock	2,220	2,604	(9)	4,815	0	0	4,815
Other investments	528	0	0	528	0	0	528

Total	$141,402	$2,790	$(378)	$143,814	$6,884	$131,587	$5,343

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2017

Cash	$3,624	$0	$0	$3,624	$3,624	$0	$0
Mutual funds	1,478	0	0	1,478	1,478	0	0
Commercial paper	319	0	0	319	69	250	0
Certificates of deposit	1,358	0	0	1,358	972	386	0
U.S. government and agency securities	112,119	85	(360)	111,844	16	111,828	0
Foreign government bonds	5,276	2	(13)	5,265	1,504	3,761	0
Mortgage- and asset-backed securities	3,921	14	(4)	3,931	0	3,931	0
Corporate notes and bonds	4,786	61	(12)	4,835	0	4,835	0
Municipal securities	284	43	0	327	0	327	0
Common and preferred stock	2,472	3,062	(34)	5,500	0	0	5,500
Other investments	523	0	0	523	0	0	523

Total	$136,160	$3,267	$(423)	$139,004	$7,663	$125,318	$6,023

As of September 30, 2017 and June 30, 2017, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $1.0 billion and $1.1 billion, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. As of September 30, 2017 and June 30, 2017, collateral received under agreements for loaned securities was $4.9 billion and $3.7 billion, respectively, and was primarily comprised of U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2017

U.S. government and agency securities	$98,245	$(290)	$4,957	$(54)	$103,202	$(344)
Foreign government bonds	4,972	(1)	24	(11)	4,996	(12)
Mortgage- and asset-backed securities	713	(2)	236	(2)	949	(4)
Corporate notes and bonds	502	(4)	283	(5)	785	(9)
Common and preferred stock	30	0	59	(9)	89	(9)

Total	$104,462	$(297)	$5,559	$(81)	$110,021	$(378)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2017

U.S. government and agency securities	$87,558	$(348)	$371	$(12)	$87,929	$(360)
Foreign government bonds	4,006	(2)	23	(11)	4,029	(13)
Mortgage- and asset-backed securities	1,068	(3)	198	(1)	1,266	(4)
Corporate notes and bonds	669	(8)	177	(4)	846	(12)
Common and preferred stock	69	(6)	148	(28)	217	(34)

Total	$93,370	$(367)	$917	$(56)	$94,287	$(423)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2017

Due in one year or less	$22,611	$22,558
Due after one year through five years	101,909	101,734
Due after five years through 10 years	8,121	8,145
Due after 10 years	921	942

Total	$133,562	$133,379

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of September 30, 2017 and June 30, 2017, the total notional amounts of these foreign exchange contracts sold were $8.9 billion for both periods.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of September 30, 2017 and June 30, 2017, the total notional amounts of these foreign exchange contracts sold were $5.0 billion and $5.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of September 30, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $11.0

PART I

Item 1

billion and $8.2 billion, respectively. As of June 30, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $8.8 billion and $10.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.6 billion and $2.6 billion, respectively, of which $1.6 billion and $1.8 billion, respectively, were designated as hedging instruments. As of June 30, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $2.4 billion, respectively, of which $1.6 billion and $1.8 billion, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $528 million and $364 million, respectively. As of June 30, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $233 million and $352 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2017 and June 30, 2017, the total notional derivative amounts of mortgage contracts purchased were $553 million and $567 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2017, the total notional amounts of credit contracts purchased and sold were $252 million and $49 million, respectively. As of June 30, 2017, the total notional amounts of credit contracts purchased and sold were $267 million and $63 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2017, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

Fair Values of Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as fair value hedges, the gains (losses) are recognized in earnings in the periods of change together with the offsetting (losses) gains on the hedged items attributed to the risk being hedged. For options designated as fair value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

PART I

Item 1

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

For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense), net. Other than those derivatives entered into for investment purposes, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income (“AOCI”) into other income (expense), net.

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

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

September 30, 2017

Non-designated Hedge Derivatives

Foreign exchange contracts	$10	$93	$0	$14	$(83)	$(7)
Equity contracts	5	0	0	0	(16)	0
Interest rate contracts	4	0	0	0	(8)	0
Credit contracts	4	0	0	0	(1)	0

Total	$23	$93	$0	$14	$(108)	$(7)

Designated Hedge Derivatives

Foreign exchange contracts	$81	$89	$0	$6	$(3)	$0
Equity contracts	0	0	23	0	(337)	0

Total	$81	$89	$23	$6	$(340)	$0

Total gross amounts of derivatives	$104	$182	$23	$20	$(448)	$(7)

Gross derivatives either offset or subject to an enforceable master netting agreement	$104	$182	$23	$20	$(444)	$(7)
Gross amounts of derivatives offset on the balance sheet	(18)	(92)	(23)	(7)	133	7

Net amounts presented on the balance sheet	86	90	0	13	(311)	0
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(134)	0

Net amount	$86	$90	$0	$13	$(445)	$0

PART I

Item 1

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

June 30, 2017

Non-designated Hedge Derivatives

Foreign exchange contracts	$9	$203	$0	$6	$(134)	$(8)
Equity contracts	3	0	0	0	(6)	0
Interest rate contracts	3	0	0	0	(7)	0
Credit contracts	5	0	0	0	(1)	0

Total	$20	$203	$0	$6	$(148)	$(8)

Designated Hedge Derivatives

Foreign exchange contracts	$80	$133	$0	$0	$(3)	$0
Equity contracts	0	0	67	0	(186)	0

Total	$80	$133	$67	$0	$(189)	$0

Total gross amounts of derivatives	$100	$336	$67	$6	$(337)	$(8)

Gross derivatives either offset or subject to an enforceable master netting agreement	$100	$336	$67	$6	$(334)	$(8)
Gross amounts of derivatives offset on the balance sheet	(20)	(132)	(67)	(8)	221	7

Net amounts presented on the balance sheet	80	204	0	(2)	(113)	(1)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(228)	0

Net amount	$80	$204	$0	$(2)	$(341)	$(1)

Refer to Note 4 – Investments and Note 6 – Fair Value Measurements for further information.

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2017	2016

Foreign Exchange Contracts

Derivatives	$22	$(48)
Hedged items	(2)	68

Total amount of ineffectiveness	$20	$20

Equity Contracts

Derivatives	$(236)	$(10)
Hedged items	236	10

Total amount of ineffectiveness	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$40	$(3)

PART I

Item 1

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)

Three Months Ended September 30,	2017	2016

Effective Portion

Gains recognized in other comprehensive income (net of tax of $0 and $1)	$5	$35
Gains reclassified from accumulated other comprehensive income into revenue	111	75

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(91)	(70)

We estimate that $29 million of net derivative gains included in AOCI as of September 30, 2017 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2017.

Non-Designated Derivative Gains (Losses)

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense), net. These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), net, which were immaterial for the periods presented. Other than those derivatives entered into for investment purposes, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities and gains (losses) from foreign exchange rate changes on certain balance sheet amounts.

(In millions)

Three Months Ended September 30,	2017	2016

Foreign exchange contracts	$(69)	$(31)
Equity contracts	(29)	(17)
Interest-rate contracts	11	4
Credit contracts	0	2
Other contracts	0	(22)

Total	$(87)	$(64)

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 non-derivative investments consist primarily of foreign government bonds, corporate notes and bonds, mortgage- and asset-backed securities, U.S. government and agency securities, certificates of deposit, and common and preferred stock. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.

PART I

Item 1

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

September 30, 2017

Assets

Mutual funds	$1,040	$0	$0	$1,040	$0	$1,040
Commercial paper	0	833	0	833	0	833
Certificates of deposit	0	1,430	0	1,430	0	1,430
U.S. government and agency securities	114,965	1,979	0	116,944	0	116,944
Foreign government bonds	16	5,042	0	5,058	0	5,058
Mortgage- and asset-backed securities	0	3,781	0	3,781	0	3,781
Corporate notes and bonds	0	4,915	1	4,916	0	4,916
Municipal securities	0	330	0	330	0	330
Common and preferred stock	2,429	1,346	18	3,793	0	3,793
Derivatives	2	327	0	329	(140)	189

Total	$118,452	$19,983	$19	$138,454	$(140)	$138,314

Liabilities

Derivatives and other	$16	$439	$38	$493	$(140)	$353

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2017

Assets

Mutual funds	$1,478	$0	$0	$1,478	$0	$1,478
Commercial paper	0	319	0	319	0	319
Certificates of deposit	0	1,358	0	1,358	0	1,358
U.S. government and agency securities	109,228	2,616	0	111,844	0	111,844
Foreign government bonds	0	5,187	0	5,187	0	5,187
Mortgage- and asset-backed securities	0	3,934	0	3,934	0	3,934
Corporate notes and bonds	0	4,829	1	4,830	0	4,830
Municipal securities	0	327	0	327	0	327
Common and preferred stock	2,414	1,994	18	4,426	0	4,426
Derivatives	1	508	0	509	(227)	282

Total	$113,121	$21,072	$19	$134,212	$(227)	$133,985

Liabilities

Derivatives and other	$0	$345	$39	$384	$(228)	$156

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

(In millions)

September 30, 2017		June 30, 2017

Net fair value of assets measured at fair value on a recurring basis	$138,314	$133,985
Cash	4,052	3,624
Common and preferred stock measured at fair value on a nonrecurring basis	1,020	1,073
Other investments measured at fair value on a nonrecurring basis	528	523
Less derivative net assets classified as other current and long-term assets	(103)	(202)
Other	3	1

Recorded basis of investment components	$143,814	$139,004

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2017 and 2016, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2017	June 30, 2017

Raw materials	$766	$797
Work in process	112	145
Finished goods	2,333	1,239

Total	$3,211	$2,181

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

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2017	Acquisitions	Other	September 30, 2017

Productivity and Business Processes	$23,739	$0	$51	$23,790
Intelligent Cloud	5,555	68	(2)	5,621
More Personal Computing	5,828	57	93	5,978

Total	$35,122	$125	$142	$35,389

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2017			June 30, 2017

Technology-based (a)	$7,833	$(4,686)	$3,147	$7,765	$(4,318)	$3,447
Marketing-related	4,040	(902)	3,138	4,016	(829)	3,187
Contract-based	819	(725)	94	841	(722)	119
Customer-related	4,049	(830)	3,219	4,045	(692)	3,353

Total	$16,741	$(7,143)	$9,598	$16,667	$(6,561)	$10,106

(a)

Technology-based intangible assets included $46 million and $59 million of net carrying amount of software to be sold, leased, or otherwise marketed as of September 30, 2017 and June 30, 2017, respectively.

Intangible assets amortization expense was $563 million and $214 million for the three months ended September 30, 2017 and 2016, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2017:

(In millions)

Year Ending June 30,

2018 (excluding the three months ended September 30, 2017)	$1,661
2019	1,701
2020	1,193
2021	1,006
2022	934
Thereafter	3,103

Total	$9,598

PART I

Item 1

NOTE 11 — DEBT

Short-term Debt

As of September 30, 2017, we had $8.2 billion of commercial paper issued and outstanding, with a weighted average interest rate of 1.20% and maturities ranging from 34 days to 196 days. As of June 30, 2017, we had $9.1 billion of commercial paper issued and outstanding, with a weighted average interest rate of 1.01% and maturities ranging from 25 days to 264 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities that expire on October 31, 2017 and November 14, 2018, respectively. We expect to enter into two new $5.0 billion credit facilities in October 2017 which will replace each of our existing facilities. These credit facilities serve as a back-up for our commercial paper program. As of September 30, 2017, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of September 30, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $77.3 billion and $81.3 billion, respectively. As of June 30, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $77.1 billion and $80.3 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value September 30, 2017	Face Value June 30, 2017	Stated Interest Rate	Effective Interest Rate

Notes

November 15, 2017	$600	$600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	2,069	1,996	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	2,069	1,996	3.125%	3.218%
May 2, 2033 (a)	651	627	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$78,007	$77,837

(a)	Euro-denominated debt securities.

PART I

Item 1

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of September 30, 2017 and June 30, 2017, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $702 million and $715 million, respectively.

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended September 30, 2017 and 2016 was 18% and 17%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The increase in our effective tax rate compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries.

Tax contingencies and other income tax liabilities were $13.9 billion and $13.5 billion as of September 30, 2017 and June 30, 2017, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other	(a)	Total

Balance, as of June 30, 2017	$373	$59		$432
Restructuring charges	0	0		0
Cash paid	(179)	(5)		(184)

Balance, as of September 30, 2017	$194	$54		$248

(a)	Primarily reflects activities associated with the consolidation of our phone facilities, manufacturing operations, and contract termination costs.

PART I

Item 1

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2017	June 30, 2017

Productivity and Business Processes	$11,808	$12,692
Intelligent Cloud	10,156	11,152
More Personal Computing	2,940	2,812

Total	$24,904	$26,656

The opening balance of unearned revenue was $22.2 billion as of July 1, 2016.

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2017

Balance, beginning of period	$26,656
Deferral of revenue	10,988
Recognition of unearned revenue	(12,740)

Balance, end of period	$24,904

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $59 billion as of September 30, 2017, of which we expect to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.

NOTE 15 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. As of September 30, 2017 and June 30, 2017, assets recorded under finance leases were $3.4 billion and $2.7 billion, respectively, and accumulated depreciation associated with finance leases was $209 million and $161 million, respectively.

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2017	2016

Operating lease cost	$388	$260

Finance lease cost
Amortization of right-of-use assets	$48	$15
Interest on lease liabilities	30	12

Total finance lease cost	$78	$27

PART I

Item 1

Other information related to leases was as follows:

(In millions, except lease term and discount rate)

Three Months Ended September 30,	2017	2016

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$369	$267
Operating cash flows from finance leases	30	12
Financing cash flows from finance leases	25	6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	391	55
Finance leases	728	267

Weighted Average Remaining Lease Term

Operating leases	7 years	5 years
Finance leases	14 years	12 years

Weighted Average Discount Rate

Operating leases	2.5%	2.3%
Finance leases	4.7%	5.1%

Future minimum lease payments under non-cancellable leases as of September 30, 2017 were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2018 (excluding the three months ended September 30, 2017)	$1,110	$205
2019	1,385	281
2020	1,267	287
2021	1,022	293
2022	833	299
Thereafter	2,333	3,133

Total future minimum lease payments	7,950	4,498
Less imputed interest	(930)	(1,225)

Total	$7,020	$3,273

Reported as of September 30, 2017

Other current liabilities	$1,252	$146
Operating lease liabilities	5,768	0
Other long-term liabilities	0	3,127

Total	$7,020	$3,273

As of September 30, 2017, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $219 million and $2.3 billion, respectively. These operating and finance leases will commence between fiscal year 2018 and fiscal year 2019 with lease terms of 1 year to 20 years.

NOTE 16 — CONTINGENCIES

Patent and Intellectual Property Claims

IPCom Patent Litigation

IPCom GmbH & Co. (“IPCom”) is a German company that holds a large portfolio of mobile technology-related patents spanning about 170 patent families and addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia Corporation (“Nokia”) and many of the leading cellular phone companies and operators. In November 2014, Microsoft and IPCom entered into a standstill agreement staying all of the pending litigation against Microsoft to permit the parties to pursue settlement discussions, which continue.

PART I

Item 1

European Copyright Levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copyright levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating it must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia were pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. We reached a settlement of the Austrian case in August 2016. In July 2016, the German Supreme Court heard our appeal contesting the legality of the levy assessed on phones with music players and over five megabytes of memory. The Supreme Court issued a ruling in December 2016, finding that the levy may not be appropriate for phones that have the ability to receive music files only via Bluetooth or infrared inputs, and remanded for further proceedings. We reached a final settlement of the pending cases in October 2017.

Other Patent and Intellectual Property Claims

In addition to the IPCom cases, there were 40 other patent infringement cases pending against Microsoft as of September 30, 2017.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. The plaintiffs filed their case in chief in August 2016, setting out claims made, authorities, and evidence in support of their claims. A six-month oral hearing is expected to begin in summer 2018, consisting of cross examination on witness affidavits. The Ontario and Quebec cases are inactive.

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

Product-Related Litigation

U.S. Cell Phone Litigation

Nokia, along with other handset manufacturers and network operators, is a defendant in 19 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims in our agreement to acquire Nokia’s Devices and Services business and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining 10 cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

In 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part defendants’

PART I

Item 1

motion to exclude plaintiffs’ general causation experts. The defendants filed an interlocutory appeal challenging the standard for evaluating expert scientific evidence, which the District of Columbia Court of Appeals heard en banc. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by defendants and remanding the cases to the trial court for further proceedings under that standard. Plaintiffs have filed supplemental expert evidence, portions of which defendants have moved to strike.

Canadian Cell Phone Class Action

Nokia, along with other handset manufacturers and network operators, is a defendant in a 2013 class action lawsuit filed in the Supreme Court of British Columbia by a purported class of Canadians who have used cellular phones for at least 1,600 hours, including a subclass of users with brain tumors, alleging adverse health effects from cellular phone use. Microsoft was served with the complaint in June 2014 and has been substituted for the Nokia defendants. The litigation has been dormant for more than three years.

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

As of September 30, 2017, we accrued aggregate legal liabilities of $371 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.1 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 17 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2017, $35.2 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2018		2017

First Quarter	22	$1,600	63	$3,550

Shares repurchased during the first quarter of fiscal year 2018 were under the share repurchase program approved September 20, 2016. Shares repurchased during the first quarter of fiscal year 2017 were under the share repurchase program approved September 16, 2013. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 19, 2017	$0.42	November 16, 2017	$3,242	December 14, 2017
September 20, 2016	$0.39	November 17, 2016	$3,024	December 8, 2016

The dividend declared on September 19, 2017 was included in other current liabilities as of September 30, 2017.

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Three Months Ended September 30,	2017	2016

Derivatives

Balance, beginning of period	$134	$352
Unrealized gains, net of tax of $0 and $1	4	35

Reclassification adjustments for gains included in revenue	(111)	(75)
Tax expense included in provision for income taxes	1	3

Amounts reclassified from accumulated other comprehensive income	(110)	(72)

Net change related to derivatives, net of tax of $(1) and $(2)	(106)	(37)

Balance, end of period	$28	$315

Investments

Balance, beginning of period	$1,825	$2,941
Unrealized gains, net of tax effects of $50 and $182	73	339

Reclassification adjustments for gains included in other income (expense), net	(555)	(394)
Tax expense included in provision for income taxes	194	138

Amounts reclassified from accumulated other comprehensive income	(361)	(256)

Net change related to investments, net of tax of $(144) and $44	(288)	83

Balance, end of period	$1,537	$3,024

Translation Adjustments and Other

Balance, beginning of period	$(1,332)	$(1,499)
Translation adjustments and other, net of tax of $(1) and $7	293	118

Balance, end of period	$(1,039)	$(1,381)

Accumulated other comprehensive income, end of period	$526	$1,958

NOTE 19 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. During the periods presented, we reported our financial

PART I

Item 1

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

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain revenue recognized and costs incurred by one segment may benefit other segments. Revenue from certain contracts is allocated among the segments based on the relative value of the underlying products and services, which can include allocation based on actual prices charged, prices when sold separately, or estimated costs plus a profit margin. Cost of revenue is allocated in certain cases based on a relative revenue methodology. Operating expenses that are allocated primarily include those relating to marketing of products and services from which multiple segments benefit, and are generally allocated based on relative gross margin.

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2017	2016

Revenue

Productivity and Business Processes	$8,238	$6,436
Intelligent Cloud	6,922	6,097
More Personal Computing	9,378	9,395

Total	$24,538	$21,928

Operating Income

Productivity and Business Processes	$3,006	$2,905
Intelligent Cloud	2,137	1,777
More Personal Computing	2,565	2,033

Total	$7,708	$6,715

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2017 or 2016. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Three Months Ended September 30,	2017	2016

United States (a)	$12,527	$11,215
Other countries	12,011	10,713

Total	$24,538	$21,928

(a)

Includes billings to original equipment manufacturers and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2017	2016

Office products and cloud services	$6,575	$5,982
Server products and cloud services	5,496	4,689
Windows	4,643	4,643
Gaming	1,896	1,885
Search advertising	1,639	1,429
Enterprise Services	1,371	1,355
Devices	1,154	1,362
LinkedIn	1,148	0
Other	616	583

Total	$24,538	$21,928

Our total commercial cloud revenue, which primarily comprises Office 365 commercial, Azure, Dynamics 365, and other cloud properties, was $5.0 billion and $3.2 billion for the three months ended September 30, 2017 and 2016, respectively. These amounts are primarily included in Office products and cloud services and server products and cloud services in the table above.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of September 30, 2017, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2017, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended prior to retrospective adjustment for the changes in the Company's method of accounting for revenue from contracts with customers and for leases, (not presented herein); and in our report dated August 2, 2017, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the June 30, 2017 consolidated balance sheet of Microsoft Corporation and subsidiaries. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of June 30, 2017.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 26, 2017

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Form 10-Q) and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2017, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

OVERVIEW

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. Our strategy is to build best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence. We develop, license, and support a wide range of software products, services, and devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives. Our platforms and tools help drive small business productivity, large business competitiveness, and public-sector efficiency. They also support new startups, improve educational and health outcomes, and empower human ingenuity.

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

Highlights from the first quarter of fiscal year 2018 included:

•	Commercial cloud annualized revenue run rate* reached $20.4 billion.
•	Office Commercial revenue increased 10%, driven by Microsoft Office 365 commercial revenue growth of 42%.
•	Office Consumer revenue increased 12%, and Office 365 consumer subscribers increased to 28.0 million.
•	Microsoft Dynamics revenue increased 13%, driven by Dynamics 365 revenue growth of 69%.
•	LinkedIn contributed revenue of $1.1 billion.
•	Server products and cloud services revenue increased 17%, driven by Microsoft Azure revenue growth of 90%.
•	Enterprise Services revenue increased 1%, driven by higher revenue from Premier Support Services, offset in part by a decline in revenue from custom support agreements.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 4%, ahead of the overall PC market.

PART I

Item 2

•	Windows Commercial revenue increased 7%, driven by multi-year agreement revenue growth.
•	Search advertising revenue, excluding traffic acquisition costs, increased 15%, driven by higher revenue per search and search volume.
•	Microsoft Surface revenue increased 12%, driven by sales of the new Surface Laptop.
•	Gaming revenue increased 1%, driven by Xbox software and services revenue growth of 21%, offset in part by lower Xbox hardware revenue.
*

Commercial cloud annualized revenue run rate is calculated by multiplying revenue for the last month of the quarter by twelve for Office 365 commercial, Azure, Dynamics 365, and other cloud properties.

We adopted the new accounting standards for revenue recognition and leases effective July 1, 2017. These new standards had a material impact on our consolidated financial statements. Beginning with the first quarter of fiscal year 2018, our financial results reflect adoption of the standards with prior periods restated accordingly. Refer to Note 1 – Accounting Policies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

On December 8, 2016, we completed our acquisition of LinkedIn Corporation for a total purchase price of $27.0 billion. LinkedIn has been included in our consolidated results of operations since the date of acquisition. Refer to Note 8 – Business Combinations in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2017 negatively impacted reported revenue and reduced reported expenses from our international operations. This trend has reversed in fiscal year 2018 and foreign currencies strengthening relative to the U.S. dollar have positively impacted our financial results.

Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

Seasonality

We expect our revenue to fluctuate quarterly and to be higher in the second and fourth quarters of our fiscal year. Second quarter revenue is driven by corporate year-end spending trends in our major markets and holiday season spending by consumers, and fourth quarter revenue is driven by the volume of multi-year on-premises contracts executed during the period.

PART I

Item 2

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

Additional information on our reportable segments is contained in Note 19 – Segment Information and Geographic Data of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2017	2016

Revenue	$24,538	$21,928	12%
Gross margin	16,260	14,084	15%
Operating income	7,708	6,715	15%
Net income	6,576	5,667	16%
Diluted earnings per share	0.84	0.72	17%

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenue increased $2.6 billion or 12%, driven by growth in Productivity and Business Processes and Intelligent Cloud. Productivity and Business Processes revenue increased, driven by the acquisition of LinkedIn and higher revenue from Office. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue was relatively unchanged, with lower revenue from phones offset by higher revenue from Search advertising and Surface.

Gross margin increased $2.2 billion or 15%, due to growth across each of our segments driven by higher revenue and LinkedIn. Gross margin percentage increased due to margin percentage increase in More Personal Computing and segment sales mix, offset in part by margin percentage decline in Intelligent Cloud. Gross margin percentage included an 8-point improvement in commercial cloud gross margin primarily across Azure and Office 365.

Operating income increased $993 million or 15%, primarily due to higher gross margin, offset in part by an increase in sales and marketing expenses and research and development expenses. Operating income included an operating loss of $294 million related to LinkedIn, including $372 million of amortization of intangible assets. Key changes in expenses were:

•	Cost of revenue increased $434 million or 6%, mainly due to growth in our commercial cloud and LinkedIn, offset in part by a reduction in phone and Gaming cost of revenue.
•	Sales and marketing expenses increased $594 million or 18%, primarily due to LinkedIn expenses.
•	Research and development expenses increased $468 million or 15%, primarily due to LinkedIn expenses and investments in cloud engineering.
•	General and administrative expenses increased $121 million or 12%, primarily due to LinkedIn expenses.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2017	2016

Revenue

Productivity and Business Processes	$8,238	$6,436	28%
Intelligent Cloud	6,922	6,097	14%
More Personal Computing	9,378	9,395	0%

Total	$24,538	$21,928	12%

Operating Income

Productivity and Business Processes	$3,006	$2,905	3%
Intelligent Cloud	2,137	1,777	20%
More Personal Computing	2,565	2,033	26%

Total	$7,708	$6,715	15%

Reportable Segments

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Productivity and Business Processes

Revenue increased $1.8 billion or 28%, driven by LinkedIn and higher revenue from Office.

•	LinkedIn contributed revenue of $1.1 billion, primarily comprised of revenue from Talent Solutions.
•

Office Commercial revenue increased $516 million or 10%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $96 million or 12%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.
•	Dynamics revenue increased 13%, primarily due to higher revenue from Dynamics 365.

Operating income increased $101 million or 3%, primarily due to higher gross margin, offset in part by higher operating expenses.

•

Gross margin increased $1.2 billion or 25%, primarily due to LinkedIn and growth in Office. Gross margin percentage decreased due to an increased mix of cloud offerings and LinkedIn, offset in part by gross margin percentage improvements in Office 365 commercial. Cost of revenue included $411 million related to LinkedIn, including $218 million of amortization of acquired intangible assets.

•	Operating expenses increased $1.1 billion or 54%, driven by LinkedIn expenses of $1.0 billion, including $154 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $825 million or 14%, primarily due to higher revenue from server products and cloud services.

•	Server products and cloud services revenue increased $807 million or 17%, driven by Azure revenue growth of 90% and server products licensed on-premises revenue growth of 2%.
•	Enterprise Services revenue increased 1%, driven by higher revenue from Premier Support Services, offset in part by a decline in revenue from custom support agreements.

Operating income increased $360 million or 20%, primarily due to higher gross margin, offset in part by higher operating expenses.

•	Gross margin increased $434 million or 10%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage decreased due to an

PART I

Item 2

increased mix of cloud offerings and lower Enterprise Services gross margin percentage, offset in part by improvement in Azure gross margin percentage.
•	Operating expenses increased $74 million or 3%, driven by investments in commercial sales capacity and cloud engineering.

More Personal Computing

Revenue was relatively unchanged, with lower revenue from phones offset by higher revenue from Search advertising and Surface.

•

Windows revenue was relatively unchanged, with growth in Windows OEM and Windows Commercial revenue offset by a decline in patent licensing revenue. Windows OEM revenue increased 4%. Windows OEM Pro revenue grew 7%, outperforming the commercial PC market, primarily due to a higher mix of premium licenses sold. Windows OEM non-Pro revenue declined 1%, in line with the consumer PC market. Windows Commercial revenue increased 7%, driven by multi-year agreement revenue growth.

•

Search advertising revenue increased $210 million or 15%. Search advertising revenue, excluding traffic acquisition costs, increased 15%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•	Surface revenue increased $113 million or 12%, driven by sales of the new Surface Laptop.
•

Gaming revenue increased 1%, primarily due to higher revenue from Xbox software and services, offset in part by lower Xbox hardware revenue. Xbox software and services revenue increased 21%, driven by a higher volume of Xbox Live transactions, offset in part by a decline in revenue per transaction. Xbox hardware revenue decreased 48%, mainly due to a decline in volume of consoles sold and lower prices of consoles sold.

•	Phone revenue decreased $315 million.

Operating income increased $532 million or 26%, primarily due to higher gross margin.

•

Gross margin increased $494 million or 10%, driven by growth in Gaming, Search advertising, Surface, and Windows. Gross margin percentage increased due to gross margin percentage improvements across Gaming, Surface, Windows, and Search advertising and favorable sales mix.

•	Operating expenses decreased slightly, driven by Windows and Gaming marketing expenses in the prior year and a reduction in phone expenses.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2017	2016

Research and development	$3,574	$3,106	15%
As a percent of revenue	15%	14%	1ppt

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

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Research and development expenses increased $468 million or 15%, primarily due to LinkedIn expenses and investments in cloud engineering. Expenses included $345 million related to LinkedIn.

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2017	2016

Sales and marketing	$3,812	$3,218	18%
As a percent of revenue	16%	15%	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Sales and marketing expenses increased $594 million or 18%, primarily due to LinkedIn expenses of $554 million, including $154 million of amortization of acquired intangible assets.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2017	2016

General and administrative	$1,166	$1,045	12%
As a percent of revenue	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

General and administrative expenses increased $121 million or 12%, primarily due to LinkedIn expenses of $132 million.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2017	2016

Dividends and interest income	$473	$293
Interest expense	(672)	(437)
Net recognized gains on investments	573	405
Net losses on derivatives	(50)	(94)
Net losses on foreign currency remeasurements	(9)	(40)
Other, net	(39)	(15)

Total	$276	$112

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense), net. Other than those derivatives entered into for investment purposes, the gains (losses) are generally economically offset by unrealized (losses) gains in the underlying available-for-sale securities and (losses) gains on certain balance sheet amounts from foreign exchange rate changes.

PART I

Item 2

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Dividends and interest income increased primarily due to higher portfolio balances and yields on fixed-income securities. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Net losses on derivatives decreased due to gains on equity derivatives in the current period as compared to losses in the prior period and lower losses on commodity derivatives, offset in part by higher losses on foreign currency derivatives. Other, net reflects recognized losses from divestitures and certain joint ventures.

INCOME TAXES

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Our effective tax rate for the three months ended September 30, 2017 and 2016 was 18% and 17%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The increase in our effective tax rate compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries.

Tax contingencies and other income tax liabilities were $13.9 billion and $13.5 billion as of September 30, 2017 and June 30, 2017, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $138.5 billion and $133.0 billion as of September 30, 2017 and June 30, 2017, respectively. Equity and other investments were $5.3 billion and $6.0 billion as of September 30, 2017 and June 30, 2017, respectively. Our short-term investments are primarily intended to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments as of September 30, 2017, $132.1 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.4 billion. As of September 30, 2017, approximately 88% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 3% were invested in U.S. mortgage- and asset-backed securities, and

PART I

Item 2

approximately 2% were invested in corporate notes and bonds of U.S. companies, all of which are denominated in U.S. dollars. The remaining cash equivalents and short-term investments held by our foreign subsidiaries were primarily invested in foreign securities.

Securities Lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash collateral received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $203 million as of September 30, 2017. Our average and maximum securities lending payable balances for the three months ended September 30, 2017 were $4.8 billion and $5.6 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, domestic and international equities, and exchange-traded mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as foreign government bonds, corporate notes and bonds, mortgage- and asset-backed securities, U.S. government and agency securities, certificates of deposit, and common and preferred stock. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Cash from operations increased $891 million to $12.4 billion for the three months ended September 30, 2017, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to employees, higher cash paid for interest on debt, and a reduction in unsettled cash equivalent investments in government securities. Cash used in financing was $6.3 billion for the three months ended September 30, 2017, compared to cash from financing of $14.3 billion for the three months ended September 30, 2016. The change was mainly due to a $22.3 billion decrease in proceeds from issuances of debt, net of repayments, and a $1.8 billion decrease in cash used for common stock repurchases, offset in part by a $203 million increase in dividends paid. Cash used in investing decreased $11.6 billion to $6.9 billion, mainly due to an $11.5 billion decrease in cash used for net investment purchases, sales, and maturities.

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Refer to Note 11 – Debt of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

PART I

Item 2

Unearned Revenue

Unearned revenue is comprised mainly of unearned revenue related to volume licensing programs and includes Software Assurance (“SA”) and cloud services. Unearned revenue is generally billed upfront at the beginning of each annual coverage period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2017:

(In millions)

Three Months Ending,

December 31, 2017	$10,330
March 31, 2018	7,007
June 30, 2018	4,310
September 30, 2018	1,131
Thereafter	2,126

Total	$24,904

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the three months ended September 30, 2017 and 2016, we repurchased 22 million shares and 63 million shares of our common stock for $1.6 billion and $3.6 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as continue making acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years to support growth in our cloud offerings. We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Revenue Recognition

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is required to determine the level of integration and interdependency between individual components of cloud services. This determination influences whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time.

Judgment is required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with SA, or software updates provided at no additional charge. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.

In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP.

Due to the various benefits from and the nature of our SA program, judgment is required to assess the pattern of delivery, including the exercise pattern of certain benefits across our portfolio of customers.

Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.

PART I

Item 2

The new standard related to revenue recognition had a material impact on our consolidated financial statements. Refer to Note 1 – Accounting Policies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Item 2

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

PART I

Item 3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS

We are exposed to economic risk from foreign exchange rates, interest rates, credit risk, and equity prices. A portion of these risks is hedged, but they may impact our consolidated financial statements.

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

VALUE-AT-RISK

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in the fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all holdings is computed based on the historical volatilities and correlations among foreign exchange rates, interest rates, equity prices, and commodity prices, assuming normal market conditions.

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions:

(In millions)

	September 30, 2017	June 30, 2017	Three Months Ended September 30, 2017

Risk Categories			Average	High	Low

Foreign currency	$233	$114	$155	$240	$79
Interest rate	154	152	147	154	142
Equity	36	54	45	55	36

Total one-day VaR for the combined risk categories was $296 million and $207 million as of September 30, 2017 and June 30, 2017, respectively. The total VaR is 30% and 35% less as of September 30, 2017 and June 30, 2017, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

PART I

Item 4

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate their adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 16 – Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. We face significant competition from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that in the past were performed by personal computers. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. In addition, some of our devices compete with products made by our original equipment manufacturer (“OEM”) partners, which may affect their commitment to our platform.

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

Our increasing focus on services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. The Company’s investment in gaining insights from data is becoming central to the value of the services we deliver to customers, to our operational efficiency and key opportunities in monetization, customer perceptions of quality, and operational efficiency. Our ability to use data in this way may be constrained by regulatory developments that impede realizing the expected return from this investment.

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

PART II

Item 1A

We make significant investments in new products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft Office, Bing, SQL Server, Windows Server, the Windows Store, Microsoft Azure, Office 365, other cloud-based offerings, Xbox Live, and LinkedIn. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

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

Third parties may claim we infringe their intellectual property rights. From time to time, others claim we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents, and our offering of first-party devices, such as Surface. To resolve these claims, we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. Besides money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so.

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

We may not be able to protect information on our products and services from use by others. LinkedIn and other Microsoft products and services contain valuable information and content protected by contractual restrictions or technical measures. In certain cases, we have made commitments to our members and users to limit access to or use of this information. Changes in the law or interpretations of the law may weaken our ability to prevent third parties from scraping or gathering information or content through use of bots or other measures and using it for their own benefit, thus diminishing the value of our products and services.

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

The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install security patches. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure. Legislative or regulatory action in these areas may increase the costs to develop, implement, or secure our products and services.

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

PART II

Item 1A

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

Abuse of our advertising or social platforms may harm our reputation or user engagement. For LinkedIn, Bing Ads, and other products and services that provide content or host ads that come from or can be influenced by third parties, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate to other people, by users impersonating other people or organizations, by use of our products or services to disseminate information that may be viewed as misleading or intended to manipulate the opinions of our users, or by the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business and financial results.

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

PART II

Item 1A

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

PART II

Item 1A

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

We may have additional tax liabilities. We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities in different jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods in which that determination is made.

We earn a significant amount of our operating income outside the U.S.; repatriation of funds currently held in foreign jurisdictions to the U.S., a change in the mix of earnings and losses in countries with differing statutory tax rates, or the expiration of or disputes about certain tax agreements in a particular country may result in higher effective tax rates for the Company. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including in the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely impact our tax expense and cash flows.

We may experience quality or supply problems. Our vertically-integrated hardware products such as Xbox consoles, Surface devices, and other devices we design, manufacture, and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm as a result of recalls, safety alerts, or product liability claims if we fail to prevent, detect, or address such issues through design, testing, or warranty repairs.

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

PART II

Item 1A

We acquire some device and datacenter components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, datacenter servers, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

Item 1A

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DIVIDENDS AND SHARE REPURCHASES

Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the first quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2017 – July 31, 2017	6,687,122	$72.09	6,687,122	$36,318
August 1, 2017 – August 31, 2017	8,426,705	$72.80	8,426,705	$35,704
September 1, 2017 – September 30, 2017	6,771,744	$74.51	6,771,744	$35,200

	21,885,571		21,885,571

All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

10.1*	Microsoft Corporation 2001 Stock Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2016)

10.17*	Microsoft Corporation Executive Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2016)

10.18*

Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2016)

10.22*	Senior Executive Severance Benefit Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2016)

10.25*

Form of Executive Incentive Plan (Executive Officer PSAs) Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2016)

15.1	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

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

October 26, 2017