Form 10-Q
period 2017-12-31
MICROSOFT CORP
filed 2018-01-31
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 26, 2018

Common Stock, $0.00000625 par value per share	7,699,792,852 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2017

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Revenue:
Product	$17,926	$18,273	$32,224	$33,241
Service and other	10,992	7,553	21,232	14,513

Total revenue	28,918	25,826	53,456	47,754

Cost of revenue:
Product	5,498	5,378	8,478	8,959
Service and other	5,566	4,523	10,864	8,786

Total cost of revenue	11,064	9,901	19,342	17,745

Gross margin	17,854	15,925	34,114	30,009
Research and development	3,504	3,062	7,078	6,168
Sales and marketing	4,562	4,079	8,374	7,297
General and administrative	1,109	879	2,275	1,924

Operating income	8,679	7,905	16,387	14,620
Other income, net	490	117	766	229

Income before income taxes	9,169	8,022	17,153	14,849
Provision for income taxes	15,471	1,755	16,879	2,915

Net income (loss)	$(6,302)	$6,267	$274	$11,934

Earnings (loss) per share:
Basic	$(0.82)	$0.81	$0.04	$1.54
Diluted	$(0.82)	$0.80	$0.04	$1.52

Weighted average shares outstanding:
Basic	7,710	7,755	7,709	7,772
Diluted	7,710	7,830	7,799	7,853

Cash dividends declared per common share	$0.42	$0.39	$0.84	$0.78

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Net income (loss)	$(6,302)	$6,267	$274	$11,934

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(7)	280	(113)	243
Net change related to investments	(878)	(994)	(1,166)	(911)
Translation adjustments and other	(40)	(592)	253	(474)

Other comprehensive loss	(925)	(1,306)	(1,026)	(1,142)

Comprehensive income (loss)	$(7,227)	$4,961	$(752)	$10,792

Refer to accompanying notes. Refer to Note 18 – Accumulated Other Comprehensive Income (Loss) for further information.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2017	June 30, 2017

Assets
Current assets:
Cash and cash equivalents	$12,859	$7,663
Short-term investments (including securities loaned of $4,247 and $3,694)	129,921	125,318

Total cash, cash equivalents, and short-term investments	142,780	132,981
Accounts receivable, net of allowance for doubtful accounts of $337 and $345	18,428	22,431
Inventories	2,003	2,181
Other	4,422	5,103

Total current assets	167,633	162,696
Property and equipment, net of accumulated depreciation of $26,849 and $24,179	26,304	23,734
Operating lease right-of-use assets	6,749	6,555
Equity and other investments	3,961	6,023
Goodwill	35,355	35,122
Intangible assets, net	9,034	10,106
Other long-term assets	6,967	6,076

Total assets	$256,003	$250,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,850	$7,390
Short-term debt	12,466	9,072
Current portion of long-term debt	3,446	1,049
Accrued compensation	4,427	5,819
Short-term income taxes	788	718
Short-term unearned revenue	21,309	24,013
Securities lending payable	26	97
Other	7,787	7,587

Total current liabilities	58,099	55,745
Long-term debt	73,348	76,073
Long-term income taxes	30,050	13,485
Long-term unearned revenue	2,500	2,643
Deferred income taxes	3,186	5,734
Operating lease liabilities	5,640	5,372
Other long-term liabilities	4,820	3,549

Total liabilities	177,643	162,601

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,705 and 7,708	70,192	69,315
Retained earnings	8,567	17,769
Accumulated other comprehensive income (loss)	(399)	627

Total stockholders’ equity	78,360	87,711

Total liabilities and stockholders’ equity	$256,003	$250,312

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Operations
Net income (loss)	$(6,302)	$6,267	$274	$11,934
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation, amortization, and other	2,536	2,166	5,035	3,982
Stock-based compensation expense	986	767	1,959	1,470
Net recognized gains on investments and derivatives	(684)	(652)	(1,207)	(963)
Deferred income taxes	(2,305)	5	(2,358)	545
Changes in operating assets and liabilities:
Accounts receivable	(3,908)	(2,789)	4,041	4,398
Inventories	1,205	1,132	182	265
Other current assets	354	1,300	36	335
Other long-term assets	(344)	(200)	(622)	(293)
Accounts payable	938	99	531	(344)
Unearned revenue	(1,065)	(1,077)	(2,871)	(2,884)
Income taxes	15,974	843	16,635	1,407
Other current liabilities	643	(1,267)	(1,521)	(1,727)
Other long-term liabilities	(153)	(301)	201	(283)

Net cash from operations	7,875	6,293	20,315	17,842

Financing
Proceeds from issuance (repayments) of short-term debt, maturities of 90 days or less, net	3,759	(3,755)	49	(7,145)
Proceeds from issuance of debt	3,229	17,069	7,183	42,046
Repayments of debt	(3,327)	(4,118)	(4,496)	(4,343)
Common stock issued	189	131	496	372
Common stock repurchased	(2,008)	(3,599)	(4,578)	(7,961)
Common stock cash dividends paid	(3,238)	(3,024)	(6,241)	(5,824)
Other, net	(156)	312	(306)	200

Net cash from (used in) financing	(1,552)	3,016	(7,893)	17,345

Investing
Additions to property and equipment	(2,586)	(1,988)	(4,718)	(4,151)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(27)	(24,760)	(206)	(24,784)
Purchases of investments	(45,154)	(46,775)	(78,115)	(103,956)
Maturities of investments	6,352	8,715	11,578	17,374
Sales of investments	41,261	48,987	64,297	81,310
Securities lending payable	(177)	1,070	(71)	986

Net cash used in investing	(331)	(14,751)	(7,235)	(33,221)

Effect of foreign exchange rates on cash and cash equivalents	(17)	(18)	9	(8)

Net change in cash and cash equivalents	5,975	(5,460)	5,196	1,958
Cash and cash equivalents, beginning of period	6,884	13,928	7,663	6,510

Cash and cash equivalents, end of period	$12,859	$8,468	$12,859	$8,468

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Common stock and paid-in capital
Balance, beginning of period	$69,419	$67,747	$69,315	$68,178
Common stock issued	189	131	496	372
Common stock repurchased	(402)	(561)	(1,577)	(1,935)
Stock-based compensation expense	986	767	1,959	1,470
Other, net	0	93	(1)	92

Balance, end of period	70,192	68,177	70,192	68,177

Retained earnings
Balance, beginning of period	19,702	12,757	17,769	13,118
Net income (loss)	(6,302)	6,267	274	11,934
Common stock cash dividends	(3,232)	(3,003)	(6,471)	(6,028)
Common stock repurchased	(1,601)	(3,021)	(3,005)	(6,024)

Balance, end of period	8,567	13,000	8,567	13,000

Accumulated other comprehensive income (loss)
Balance, beginning of period	526	1,958	627	1,794
Other comprehensive loss	(925)	(1,306)	(1,026)	(1,142)

Balance, end of period	(399)	652	(399)	652

Total stockholders’ equity	$78,360	$81,829	$78,360	$81,829

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2017 Form 10-K filed with the U.S. Securities and Exchange Commission on August 2, 2017.

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services, primarily Office 365, depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from Office 365 is recognized ratably over the period in which the cloud services are provided.

Judgment is required to determine the SSP for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with SA or software updates provided at no additional charge. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

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

PART I

Item 1

Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

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

As of December 31, 2017 and June 30, 2017, long-term accounts receivable, net of allowance for doubtful accounts, were $1.6 billion and $1.7 billion, respectively, and are included in other long-term assets on our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Six Months Ended December 31, 2017

Balance, beginning of period	$361
Charged to costs and other	45
Write-offs	(53)

Balance, end of period	$353

Reported as of December 31, 2017

Accounts receivable, net of allowance for doubtful accounts	$337
Other long-term assets	16

Total	$353

Unearned revenue is comprised mainly of unearned revenue related to volume licensing programs, which may include SA and cloud services. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for consulting services to be performed in the future; LinkedIn subscriptions; Office 365 subscriptions; Xbox Live subscriptions; Dynamics business solutions; Windows 10 post-delivery support; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

Refer to Note 14 – Unearned Revenue for further information, including unearned revenue by segment and changes in unearned revenue during the period.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and multi-year on-premises licenses that are invoiced annually with revenue recognized upfront.

PART I

Item 1

Assets Recognized from Costs to Obtain a Contract with a Customer

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

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Refer to Note 12 – Income Taxes for further discussion.

As a result of the TCJA, we have recast certain prior period income tax liabilities on our consolidated balance sheets to conform to the current period presentation. Previously reported balances were impacted as follows:

(In millions)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted

Balance Sheets		June 30, 2017		September 30, 2017

Long-term income taxes	$0	$13,485	$0	$13,944
Other long-term liabilities	17,034	3,549	18,173	4,229

These adjustments had no impact on our consolidated income statements or net cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

PART I

Item 1

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

Adoption of the standard using the full retrospective method required us to restate certain previously reported results, including the recognition of additional revenue and an increase in the provision for income taxes, primarily due to the net change in Windows 10 revenue recognition. In addition, adoption of the standard resulted in an increase in accounts receivable and other current and long-term assets, driven by unbilled receivables from upfront recognition of revenue for certain multi-year commercial software subscriptions that include both distinct software licenses and SA; a reduction of unearned revenue, driven by the upfront recognition of license revenue from Windows 10 and certain multi-year commercial software subscriptions; and an increase in deferred income taxes, driven by the upfront recognition of revenue. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

PART I

Item 1

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and leases impacted our previously reported results as follows:

(In millions, except per share amounts)	As Previously Reported	New Revenue Standard Adjustment	As Restated

Income Statements

Three Months Ended December 31, 2016

Revenue	$24,090	$1,736	$25,826
Provision for income taxes	1,163	592	1,755
Net income	5,200	1,067	6,267
Diluted earnings per share	0.66	0.14	0.80

Six Months Ended December 31, 2016

Revenue	$44,543	$3,211	$47,754
Provision for income taxes	1,798	1,117	2,915
Net income	9,890	2,044	11,934
Diluted earnings per share	1.26	0.26	1.52

(In millions)	As Previously Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Restated

Balance Sheets

June 30, 2017

Accounts receivable, net of allowance for doubtful accounts	$19,792	$2,639	$0	$22,431
Operating lease right-of-use assets	0	0	6,555	6,555
Other current and long-term assets	11,147	32	0	11,179
Unearned revenue	44,479	(17,823)	0	26,656
Deferred income taxes	531	5,203	0	5,734
Operating lease liabilities	0	0	5,372	5,372
Other current and long-term liabilities	23,464	(26)	1,183	24,621
Stockholders' equity	72,394	15,317	0	87,711

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

Accounting for Income Taxes – Intra-Entity Asset Transfers

In October 2016, the FASB issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred

PART I

Item 1

from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current GAAP. As a result of the TCJA, we are currently re-evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). Under the standard, equity investments that do not have a readily determinable fair value are eligible for the measurement alternative. Using the measurement alternative, investments without readily determinable fair values will be valued at cost, with adjustments to fair value for changes in price or impairments reflected through net income.

The standard will be effective for us beginning July 1, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment from accumulated other comprehensive income (“AOCI”) to retained earnings as of the effective date. A cumulative-effect adjustment will capture any previously held unrealized gains and losses held in AOCI related to our equity investments carried at fair value as well as the impact of recording the fair value of certain equity investments carried at cost. The remaining implementation matters include establishing processes and controls around equity securities without readily determinable fair values and evaluating the impact of the standard to our accounting policies and disclosures. We expect to elect the measurement alternative for equity investments that do not have readily determinable fair values.

The impact on our consolidated balance sheets upon adoption will depend on the unrealized gains and losses held in AOCI related to our equity investments on the date of adoption, and on any impact the new guidance may have on our equity investments carried at cost. See Note 4 – Investments for our current investment balances. The impact of the standard going forward on our consolidated income statement will be dependent on our equity investment holdings, with adjustments to fair value reflected through net income. Adoption of the standard is expected to have no impact to cash from or used in operating, financing or investing on our consolidated cash flows statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Net income (loss) available for common shareholders (A)	$(6,302)	$6,267	$274	$11,934

Weighted average outstanding shares of common stock (B)	7,710	7,755	7,709	7,772
Dilutive effect of stock-based awards	0	75	90	81

Common stock and common stock equivalents (C)	7,710	7,830	7,799	7,853

Earnings (Loss) Per Share

Basic (A/B)	$(0.82)	$0.81	$0.04	$1.54
Diluted (A/C)	$(0.82)	$0.80	$0.04	$1.52

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented. In periods where we recognized a net loss, we excluded the impact of potentially dilutive outstanding stock-based awards from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Dividends and interest income	$530	$311	$1,003	$604
Interest expense	(698)	(521)	(1,370)	(958)
Net recognized gains on investments	768	698	1,341	1,103
Net losses on derivatives	(84)	(46)	(134)	(140)
Net losses on foreign currency remeasurements	(60)	(153)	(69)	(193)
Other, net	34	(172)	(5)	(187)

Total	$490	$117	$766	$229

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Other-than-temporary impairments of investments	$(24)	$(21)	$(30)	$(39)
Realized gains from sales of available-for-sale securities	1,066	851	1,737	1,334
Realized losses from sales of available-for-sale securities	(274)	(132)	(366)	(192)

Total	$768	$698	$1,341	$1,103

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2017

Cash	$3,877	$0	$0	$3,877	$3,877	$0	$0
Mutual funds	1,080	0	0	1,080	1,080	0	0
Commercial paper	1,533	0	0	1,533	904	629	0
Certificates of deposit	1,832	0	0	1,832	1,642	190	0
U.S. government and agency securities	119,085	34	(746)	118,373	4,465	113,908	0
Foreign government bonds	6,605	2	(12)	6,595	891	5,704	0
Mortgage- and asset-backed securities	3,952	7	(7)	3,952	0	3,952	0
Corporate notes and bonds	5,172	48	(14)	5,206	0	5,206	0
Municipal securities	284	47	0	331	0	331	0
Common and preferred stock	1,697	1,707	(6)	3,398	0	0	3,398
Other investments	564	0	0	564	0	1	563

Total	$145,681	$1,845	$(785)	$146,741	$12,859	$129,921	$3,961

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2017

Cash	$3,624	$0	$0	$3,624	$3,624	$0	$0
Mutual funds	1,478	0	0	1,478	1,478	0	0
Commercial paper	319	0	0	319	69	250	0
Certificates of deposit	1,358	0	0	1,358	972	386	0
U.S. government and agency securities	112,119	85	(360)	111,844	16	111,828	0
Foreign government bonds	5,276	2	(13)	5,265	1,504	3,761	0
Mortgage- and asset-backed securities	3,921	14	(4)	3,931	0	3,931	0
Corporate notes and bonds	4,786	61	(12)	4,835	0	4,835	0
Municipal securities	284	43	0	327	0	327	0
Common and preferred stock	2,472	3,062	(34)	5,500	0	0	5,500
Other investments	523	0	0	523	0	0	523

Total	$136,160	$3,267	$(423)	$139,004	$7,663	$125,318	$6,023

PART I

Item 1

As of December 31, 2017 and June 30, 2017, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $1.0 billion and $1.1 billion, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. As of December 31, 2017 and June 30, 2017, collateral received under agreements for loaned securities was $4.3 billion and $3.7 billion, respectively, and was primarily comprised of U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2017

U.S. government and agency securities	$101,552	$(672)	$2,855	$(74)	$104,407	$(746)
Foreign government bonds	2,537	(1)	34	(11)	2,571	(12)
Mortgage- and asset-backed securities	1,317	(3)	338	(4)	1,655	(7)
Corporate notes and bonds	1,118	(6)	439	(8)	1,557	(14)
Common and preferred stock	17	0	36	(6)	53	(6)

Total	$106,541	$(682)	$3,702	$(103)	$110,243	$(785)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2017

U.S. government and agency securities	$87,558	$(348)	$371	$(12)	$87,929	$(360)
Foreign government bonds	4,006	(2)	23	(11)	4,029	(13)
Mortgage- and asset-backed securities	1,068	(3)	198	(1)	1,266	(4)
Corporate notes and bonds	669	(8)	177	(4)	846	(12)
Common and preferred stock	69	(6)	148	(28)	217	(34)

Total	$93,370	$(367)	$917	$(56)	$94,287	$(423)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

PART I

Item 1

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2017

Due in one year or less	$19,448	$19,447
Due after one year through five years	103,950	103,341
Due after five years through 10 years	14,143	14,083
Due after 10 years	922	951

Total	$138,463	$137,822

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of December 31, 2017 and June 30, 2017, the total notional amounts of these foreign exchange contracts sold were $7.5 billion and $8.9 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of December 31, 2017 and June 30, 2017, the total notional amounts of these foreign exchange contracts sold were $5.6 billion and $5.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of December 31, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $8.9 billion and $10.4 billion, respectively. As of June 30, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $8.8 billion and $10.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.5 billion and $1.9 billion, respectively, of which $1.4 billion and $1.6 billion, respectively, were designated as hedging instruments. As of June 30, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $2.4 billion, respectively, of which $1.6 billion and $1.8 billion, respectively, were designated as hedging instruments.

PART I

Item 1

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $584 million and $377 million, respectively. As of June 30, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $233 million and $352 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2017 and June 30, 2017, the total notional derivative amounts of mortgage contracts purchased were $542 million and $567 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2017, the total notional amounts of credit contracts purchased and sold were $240 million and $48 million, respectively. As of June 30, 2017, the total notional amounts of credit contracts purchased and sold were $267 million and $63 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2017, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense), net. Other than those derivatives entered into for investment purposes, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are reclassified from AOCI into other income (expense), net.

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

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

December 31, 2017

Non-designated Hedge Derivatives

Foreign exchange contracts	$5	$145	$0	$32	$(165)	$(5)
Equity contracts	7	0	0	0	(1)	0
Interest rate contracts	4	0	0	0	(5)	0
Credit contracts	3	0	0	0	(1)	0

Total	$19	$145	$0	$32	$(172)	$(5)

Designated Hedge Derivatives

Foreign exchange contracts	$10	$48	$0	$3	$(27)	$(5)
Equity contracts	0	0	7	0	(328)	0

Total	$10	$48	$7	$3	$(355)	$(5)

Total gross amounts of derivatives	$29	$193	$7	$35	$(527)	$(10)

Gross derivatives either offset or subject to an enforceable master netting agreement	$28	$193	$7	$35	$(526)	$(10)
Gross amounts of derivatives offset on the balance sheet	(30)	(115)	(7)	(7)	152	7

Net amounts presented on the balance sheet	(2)	78	0	28	(374)	(3)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(51)	0

Net amount	$(2)	$78	$0	$28	$(425)	$(3)

PART I

Item 1

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

June 30, 2017

Non-designated Hedge Derivatives

Foreign exchange contracts	$9	$203	$0	$6	$(134)	$(8)
Equity contracts	3	0	0	0	(6)	0
Interest rate contracts	3	0	0	0	(7)	0
Credit contracts	5	0	0	0	(1)	0

Total	$20	$203	$0	$6	$(148)	$(8)

Designated Hedge Derivatives

Foreign exchange contracts	$80	$133	$0	$0	$(3)	$0
Equity contracts	0	0	67	0	(186)	0

Total	$80	$133	$67	$0	$(189)	$0

Total gross amounts of derivatives	$100	$336	$67	$6	$(337)	$(8)

Gross derivatives either offset or subject to an enforceable master netting agreement	$100	$336	$67	$6	$(334)	$(8)
Gross amounts of derivatives offset on the balance sheet	(20)	(132)	(67)	(8)	221	7

Net amounts presented on the balance sheet	80	204	0	(2)	(113)	(1)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(228)	0

Net amount	$80	$204	$0	$(2)	$(341)	$(1)

Refer to Note 4 – Investments and Note 6 – Fair Value Measurements for further information.

PART I

Item 1

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Foreign Exchange Contracts

Derivatives	$14	$685	$36	$637
Hedged items	12	(674)	10	(606)

Total amount of ineffectiveness	$26	$11	$46	$31

Equity Contracts

Derivatives	$(71)	$(7)	$(307)	$(17)
Hedged items	71	7	307	17

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$20	$(1)	$60	$(4)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Effective Portion

Gains recognized in other comprehensive income (loss) (net of tax of $1, $3, $1, and $4)	$10	$449	$15	$484
Gains reclassified from accumulated other comprehensive income (loss) into revenue	19	172	130	247

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(73)	(84)	(164)	(154)

We estimate that $22 million of net derivative gains included in AOCI as of December 31, 2017 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended December 31, 2017.

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

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Foreign exchange contracts	$(115)	$26	$(184)	$(5)
Equity contracts	(49)	(25)	(78)	(42)
Interest-rate contracts	(2)	(10)	9	(6)
Credit contracts	0	2	0	4
Other contracts	0	22	0	0

Total	$(166)	$15	$(253)	$(49)

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

PART I

Item 1

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

December 31, 2017

Assets

Mutual funds	$1,080	$0	$0	$1,080	$0	$1,080
Commercial paper	0	1,533	0	1,533	0	1,533
Certificates of deposit	0	1,832	0	1,832	0	1,832
U.S. government and agency securities	116,194	2,180	0	118,374	0	118,374
Foreign government bonds	15	6,598	0	6,613	0	6,613
Mortgage- and asset-backed securities	0	3,953	0	3,953	0	3,953
Corporate notes and bonds	1	5,181	6	5,188	0	5,188
Municipal securities	0	331	0	331	0	331
Common and preferred stock	969	1,392	18	2,379	0	2,379
Derivatives	1	262	1	264	(159)	105

Total	$118,260	$23,262	$25	$141,547	$(159)	$141,388

Liabilities

Derivatives and other	$3	$534	$37	$574	$(159)	$415

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2017

Assets

Mutual funds	$1,478	$0	$0	$1,478	$0	$1,478
Commercial paper	0	319	0	319	0	319
Certificates of deposit	0	1,358	0	1,358	0	1,358
U.S. government and agency securities	109,228	2,616	0	111,844	0	111,844
Foreign government bonds	0	5,187	0	5,187	0	5,187
Mortgage- and asset-backed securities	0	3,934	0	3,934	0	3,934
Corporate notes and bonds	0	4,829	1	4,830	0	4,830
Municipal securities	0	327	0	327	0	327
Common and preferred stock	2,414	1,994	18	4,426	0	4,426
Derivatives	1	508	0	509	(227)	282

Total	$113,121	$21,072	$19	$134,212	$(227)	$133,985

Liabilities

Derivatives and other	$0	$345	$39	$384	$(228)	$156

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

(In millions)

December 31, 2017		June 30, 2017

Net fair value of assets measured at fair value on a recurring basis	$141,388	$133,985
Cash	3,877	3,624
Common and preferred stock measured at fair value on a nonrecurring basis	1,017	1,073
Other investments measured at fair value on a nonrecurring basis	564	523
Less derivative net assets classified as other current and long-term assets	(106)	(202)
Other	1	1

Recorded basis of investment components	$146,741	$139,004

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended December 31, 2017 and 2016, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2017	June 30, 2017

Raw materials	$491	$797
Work in process	91	145
Finished goods	1,421	1,239

Total	$2,003	$2,181

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

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2017	Acquisitions	Other	December 31, 2017

Productivity and Business Processes	$23,739	$0	$31	$23,770
Intelligent Cloud	5,555	68	6	5,629
More Personal Computing	5,828	57	71	5,956

Total	$35,122	$125	$108	$35,355

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

PART I

Item 1

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table. Also included in “Other” are business dispositions and transfers between segments due to reorganizations, as applicable.

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2017			June 30, 2017

Technology-based (a)	$7,126	$(4,334)	$2,792	$7,765	$(4,318)	$3,447
Customer-related	4,022	(937)	3,085	4,045	(692)	3,353
Marketing-related	4,027	(958)	3,069	4,016	(829)	3,187
Contract-based	666	(578)	88	841	(722)	119

Total	$15,841	$(6,807)	$9,034	$16,667	$(6,561)	$10,106

(a)

Technology-based intangible assets included $32 million and $59 million of net carrying amount of software to be sold, leased, or otherwise marketed as of December 31, 2017 and June 30, 2017, respectively.

Intangible assets amortization expense was $562 million and $1.1 billion for the three and six months ended December 31, 2017, respectively, and $315 million and $529 million for the three and six months ended December 31, 2016, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2017:

(In millions)

Year Ending June 30,

2018 (excluding the six months ended December 31, 2017)	$1,105
2019	1,700
2020	1,194
2021	1,005
2022	931
Thereafter	3,099

Total	$9,034

PART I

Item 1

NOTE 11 — DEBT

Short-term Debt

As of December 31, 2017, we had $12.5 billion of commercial paper issued and outstanding, with a weighted average interest rate of 1.31% and maturities ranging from 22 days to 196 days. As of June 30, 2017, we had $9.1 billion of commercial paper issued and outstanding, with a weighted average interest rate of 1.01% and maturities ranging from 25 days to 264 days. The estimated fair value of this commercial paper approximates its carrying value.

In October 2017, we entered into two new $5.0 billion credit facilities that expire on October 30, 2018 and October 31, 2022, respectively, which replaced our previous credit facilities. These credit facilities serve as a back-up for our commercial paper program. As of December 31, 2017, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of December 31, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.8 billion and $81.7 billion, respectively. As of June 30, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $77.1 billion and $80.3 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value December 31, 2017	Face Value June 30, 2017	Stated Interest Rate	Effective Interest Rate

Notes

November 15, 2017	$0	$600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	2,102	1,996	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	2,102	1,996	3.125%	3.218%
May 2, 2033 (a)	660	627	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$77,482	$77,837

(a)	Euro-denominated debt securities.

PART I

Item 1

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of December 31, 2017 and June 30, 2017, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $688 million and $715 million, respectively.

NOTE 12 — INCOME TAXES

Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term on our consolidated balance sheets.

Effective Tax Rate

Our effective tax rate was 169% and 22% for the three months ended December 31, 2017 and 2016, respectively, and 98% and 20% for the six months ended December 31, 2017 and 2016, respectively. The increase in our effective tax rate for the current quarter and year-to-date compared to the prior year was primarily due to the net charge related to the TCJA.

Our effective tax rate was higher than the U.S. federal statutory rate primarily due to the net charge related to the TCJA.

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA requires us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning July 1, 2018.

The TCJA is effective in the second quarter of fiscal year 2018. As of December 31, 2017, we have not completed our accounting for the tax effects of the TCJA. During the quarter, we recorded a provisional net charge based on reasonable estimates for those tax effects. The provisional net charge is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The impacts of our estimates are described further below.

During the second quarter of fiscal year 2018, we recorded an estimated net charge of $13.8 billion related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.8 billion, offset in part by the impact of changes in the tax rate of $4.0 billion, primarily on deferred tax assets and liabilities.

We recorded an estimated $17.8 billion charge related to the transition tax, which was included in provision for income taxes on our consolidated income statements and income taxes on our consolidated balance sheets. We have not yet completed our accounting for the transition tax as our analysis of deferred foreign income is not complete. To calculate the transition tax, we estimated our deferred foreign income for fiscal year 2017 and the first and second quarter of fiscal year 2018 because these tax returns are not complete or due. The fiscal year 2017 and fiscal year 2018 taxable income will be known once the respective tax returns are complete and filed. In addition,

PART I

Item 1

U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded.

In addition, we recorded an estimated $4.0 billion benefit from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes on our consolidated income statements and deferred income taxes on our consolidated balance sheets. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. The remeasurement of deferred taxes included in our financial statements will be subject to further revisions if our current estimates are different from our actual future operating results.

The TCJA subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into our measurement of deferred taxes. We elected the deferred method and recorded an estimated $454 million benefit related to GILTI, which is included in the net charge related to the TCJA.

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

Tax contingencies and other income tax liabilities were $13.8 billion and $13.5 billion as of December 31, 2017 and June 30, 2017, respectively, and are included in long-term income taxes on our consolidated balance sheets. This increase relates primarily to current period intercompany transfer pricing.

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

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other (a)	Total

Balance, as of June 30, 2017	$373	$59	$432
Restructuring charges	0	0	0
Cash paid	(292)	(15)	(307)
Other	0	(7)	(7)

Balance, as of December 31, 2017	$81	$37	$118

(a)	Primarily reflects activities associated with the consolidation of our phone facilities, manufacturing operations, and contract termination costs.

PART I

Item 1

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2017	June 30, 2017

Productivity and Business Processes	$11,290	$12,692
Intelligent Cloud	9,759	11,152
More Personal Computing	2,760	2,812

Total	$23,809	$26,656

The opening balance of unearned revenue was $22.2 billion as of July 1, 2016.

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2017

Balance, beginning of period	$26,656
Deferral of revenue	23,096
Recognition of unearned revenue	(25,943)

Balance, end of period	$23,809

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $61 billion as of December 31, 2017, of which we expect to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.

NOTE 15 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Operating lease cost	$399	$434	$787	$694

Finance lease cost:
Amortization of right-of-use assets	$57	$23	$105	$38
Interest on lease liabilities	44	15	74	27

Total finance lease cost	$101	$38	$179	$65

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$375	$314	$744	$581
Operating cash flows from finance leases	45	15	75	27
Financing cash flows from finance leases	31	9	56	15

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	308	119	699	174
Finance leases	650	498	1,378	765

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2017	June 30, 2017

Operating Leases
Operating lease right-of-use assets	$6,749	$6,555

Other current liabilities	$1,343	$1,423
Operating lease liabilities	5,640	5,372

Total operating lease liabilities	$6,983	$6,795

Finance Leases

Property and equipment, gross	$4,062	$2,658
Accumulated depreciation	(266)	(161)

Property and equipment, net	$3,796	$2,497

Other current liabilities	$156	$113
Other long-term liabilities	3,746	2,425

Total finance lease liabilities	$3,902	$2,538

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	14 years	13 years

Weighted Average Discount Rate

Operating leases	2.5%	2.5%
Finance leases	5.0%	4.7%

PART I

Item 1

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2018 (excluding the six months ended December 31, 2017)	$750	$167
2019	1,413	340
2020	1,287	347
2021	1,025	353
2022	839	360
Thereafter	2,634	3,857

Total lease payments	7,948	5,424
Less imputed interest	(965)	(1,522)

Total	$6,983	$3,902

As of December 31, 2017, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $237 million and $1.6 billion, respectively. These operating and finance leases will commence between fiscal year 2018 and fiscal year 2019 with lease terms of 1 year to 20 years.

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

Other Patent and Intellectual Property Claims

In addition to the IPCom cases, there were 34 other patent infringement cases pending against Microsoft as of December 31, 2017.

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

PART I

Item 1

Product-Related Litigation

U.S. Cell Phone Litigation

Nokia, along with other handset manufacturers and network operators, is a defendant in 35 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims in our agreement to acquire Nokia’s Devices and Services business and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining 10 cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

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

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. The plaintiffs' reply is due in February 2018.

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

As of December 31, 2017, we accrued aggregate legal liabilities of $370 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.3 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 17 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2017, $33.4 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2018		2017

First Quarter	22	$1,600	63	$3,550
Second Quarter	22	1,800	59	3,533

Total	44	$3,400	122	$7,083

Shares repurchased during fiscal year 2018 were under the share repurchase program approved September 20, 2016. Shares repurchased during fiscal year 2017 were under the share repurchase program approved September 16, 2013. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2018			(in millions)

September 19, 2017	$0.42	November 16, 2017	$3,238	December 14, 2017
November 29, 2017	$0.42	February 15, 2018	$3,236	March 8, 2018

Fiscal Year 2017

September 20, 2016	$0.39	November 17, 2016	$3,024	December 8, 2016
November 30, 2016	$0.39	February 16, 2017	$3,012	March 9, 2017

The dividend declared on November 29, 2017 was included in other current liabilities as of December 31, 2017.

PART I

Item 1

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Derivatives

Balance, beginning of period	$28	$315	$134	$352
Unrealized gains, net of tax of $1, $3, $1, and $4	11	449	15	484

Reclassification adjustments for gains included in revenue	(19)	(172)	(130)	(247)
Tax expense included in provision for income taxes	1	3	2	6

Amounts reclassified from accumulated other comprehensive income	(18)	(169)	(128)	(241)

Net change related to derivatives, net of tax of $0, $0, $(1), and $(2)	(7)	280	(113)	243

Balance, end of period	$21	$595	$21	$595

Investments

Balance, beginning of period	$1,537	$3,024	$1,825	$2,941
Unrealized gains (losses), net of tax of $(211), $(292), $(161), and $(110)	(390)	(543)	(317)	(204)

Reclassification adjustments for gains included in other income (expense), net	(751)	(694)	(1,306)	(1,088)
Tax expense included in provision for income taxes	263	243	457	381

Amounts reclassified from accumulated other comprehensive income	(488)	(451)	(849)	(707)

Net change related to investments, net of tax of $(474), $(535), $(618), and $(491)	(878)	(994)	(1,166)	(911)

Balance, end of period	$659	$2,030	$659	$2,030

Translation adjustments and other

Balance, beginning of period	$(1,039)	$(1,381)	$(1,332)	$(1,499)
Translation adjustments and other, net of tax of $0, $0, $(1), and $7	(40)	(592)	253	(474)

Balance, end of period	$(1,079)	$(1,973)	$(1,079)	$(1,973)

Accumulated other comprehensive income (loss), end of period	$(399)	$652	$(399)	$652

NOTE 19 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP. During the periods presented, we reported our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing.

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Revenue

Productivity and Business Processes	$8,953	$7,179	$17,191	$13,615
Intelligent Cloud	7,795	6,758	14,717	12,855
More Personal Computing	12,170	11,889	21,548	21,284

Total	$28,918	$25,826	$53,456	$47,754

Operating Income

Productivity and Business Processes	$3,337	$3,053	$6,343	$5,958
Intelligent Cloud	2,832	2,291	4,969	4,068
More Personal Computing	2,510	2,561	5,075	4,594

Total	$8,679	$7,905	$16,387	$14,620

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three and six months ended December 31, 2017 or 2016. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

United States (a)	$15,110	$14,115	$27,657	$25,348
Other countries	13,808	11,711	25,799	22,406

Total	$28,918	$25,826	$53,456	$47,754

(a)

Includes billings to original equipment manufacturers and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Office products and cloud services	$7,075	$6,439	$13,651	$12,421
Server products and cloud services	6,299	5,332	11,796	10,022
Windows	4,839	4,805	9,482	9,448
Gaming	3,920	3,617	5,816	5,503
Search advertising	1,820	1,605	3,459	3,034
Enterprise Services	1,435	1,371	2,806	2,726
Devices	1,478	1,697	2,632	3,059
LinkedIn	1,312	228	2,460	228
Other	740	732	1,354	1,313

Total	$28,918	$25,826	$53,456	$47,754

Our commercial cloud revenue, which primarily comprises Office 365 commercial, Azure, Dynamics 365, and other cloud properties, was $5.3 billion and $10.4 billion for the three and six months ended December 31, 2017, respectively, and $3.4 billion and $6.6 billion for the three and six months ended December 31, 2016, respectively. These amounts are primarily included in Office products and cloud services and server products and cloud services in the table above.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

January 31, 2018

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Highlights from the second quarter of fiscal year 2018 included:

•	Commercial cloud revenue, which primarily comprises Microsoft Office 365 commercial, Microsoft Azure, Microsoft Dynamics 365, and other cloud properties, increased 56% to $5.3 billion.
•	Office Commercial revenue increased 10%, driven by Office 365 commercial revenue growth of 41%.
•	Office Consumer revenue increased 12% and Office 365 consumer subscribers increased to 29.2 million.
•	Dynamics revenue increased 10%, driven by Dynamics 365 revenue growth of 67%.
•	LinkedIn contributed revenue of $1.3 billion.
•	Server products and cloud services revenue increased 18%, driven by Azure revenue growth of 98%.
•	Enterprise Services revenue increased 5%, driven by higher revenue from Premier Support Services.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 4%, driven by OEM Pro revenue growth of 11%.
•	Windows Commercial revenue decreased 4%, due to the impact of a prior year large deal.
•	Gaming revenue increased 8%, driven by Xbox hardware revenue growth from the Xbox One X launch.

PART I

Item 2

•	Search advertising revenue, excluding traffic acquisition costs, increased 15%, driven by higher revenue per search and search volume.
•	Microsoft Surface revenue increased 1%.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business. During the second quarter of fiscal year 2018, we recorded a net charge of $13.8 billion related to the TCJA. Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

We adopted the new accounting standards for revenue recognition and leases effective July 1, 2017. These new standards had a material impact on our consolidated financial statements. Beginning in fiscal year 2018, our financial results reflect adoption of the standards with prior periods restated accordingly. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

On December 8, 2016, we completed our acquisition of LinkedIn Corporation for a total purchase price of $27.0 billion. LinkedIn has been included in our consolidated results of operations since the date of acquisition. Refer to Note 8 – Business Combinations of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

Reportable Segments

We report our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. We have recast certain previously reported amounts to conform to the way we internally manage and monitor segment performance.

Additional information on our reportable segments is contained in Note 19 – Segment Information and Geographic Data of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2017	2016		2017	2016

Revenue	$28,918	$25,826	12%	$53,456	$47,754	12%
Gross margin	17,854	15,925	12%	34,114	30,009	14%
Operating income	8,679	7,905	10%	16,387	14,620	12%
Net income (loss)	(6,302)	6,267	(201)%	274	11,934	(98)%
Diluted earnings (loss) per share	(0.82)	0.80	(203)%	0.04	1.52	(97)%

Adjusted net income	7,498	6,267	20%	14,074	11,934	18%
Adjusted diluted earnings per share	0.96	0.80	20%	1.80	1.52	18%

Consolidated results of operations include LinkedIn results since the date of acquisition on December 8, 2016. The three and six months ended December 31, 2017 include a full period of LinkedIn results, whereas the three and six months ended December 31, 2016 only include 23 days of LinkedIn results.

Adjusted net income and adjusted diluted earnings per share exclude the net charge related to the TCJA. Refer to Non-GAAP Financial Measures below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Revenue increased $3.1 billion or 12%, driven by growth across each of our segments. Productivity and Business Processes revenue increased, driven by LinkedIn and higher revenue from Office. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue increased, driven by higher revenue from Gaming and Search advertising, offset in part by lower revenue from phones.

Gross margin increased $1.9 billion or 12%, primarily due to growth in Productivity and Business Processes, including LinkedIn, and Intelligent Cloud. Gross margin percentage was relatively unchanged, with favorable segment sales mix, offset by margin percentage declines in More Personal Computing and Intelligent Cloud. Gross margin percentage included a 7-point improvement in commercial cloud gross margin, primarily across Azure and Office 365.

Operating income increased $774 million or 10%, primarily due to higher gross margin, offset in part by an increase in operating expenses. LinkedIn operating loss increased $69 million to $265 million, including $376 million of amortization of intangible assets. Key changes in expenses were:

•	Cost of revenue increased $1.2 billion or 12%, mainly due to growth in our commercial cloud, Gaming, and LinkedIn.
•	Sales and marketing expenses increased $483 million or 12%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses.

PART I

Item 2

•	Research and development expenses increased $442 million or 14%, primarily due to LinkedIn expenses and investments in cloud engineering.
•	General and administrative expenses increased $230 million or 26%, primarily due to the LinkedIn expenses and benefit of a legal settlement in the prior year.

Current year net loss and diluted loss per share were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted earnings per share of $13.8 billion and $1.78, respectively.

Six Months Ended December 31, 2017 Compared with Six Months Ended December 31, 2016

Revenue increased $5.7 billion or 12%, driven by growth across each of our segments. Productivity and Business Processes revenue increased, driven by LinkedIn and higher revenue from Office. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue increased, driven by higher revenue from Search advertising, Gaming, and Surface, offset by lower revenue from phones.

Gross margin increased $4.1 billion or 14%, primarily due to growth across each of our segments. Gross margin percentage increased, driven by margin percentage increase in More Personal Computing and favorable segment sales mix, offset in part by margin percentage decline in Intelligent Cloud. Gross margin percentage included an 8-point improvement in commercial cloud gross margin, primarily across Azure and Office 365.

Operating income increased $1.8 billion or 12%, primarily due to higher gross margin, offset in part by an increase in operating expenses. LinkedIn operating loss increased $363 million to $559 million, including $748 million of amortization of intangible assets. Key changes in expenses were:

•	Cost of revenue increased $1.6 billion or 9%, mainly due to growth in our commercial cloud, LinkedIn, Gaming, and Search advertising, offset in part by a reduction in phone cost of revenue.
•

Sales and marketing expenses increased $1.1 billion or 15%, primarily due to LinkedIn expenses and increased investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses.

•	Research and development expenses increased $910 million or 15%, primarily due to LinkedIn expenses and investments in cloud engineering.
•	General and administrative expenses increased $351 million or 18%, primarily due to LinkedIn expenses and the benefit of a legal settlement in the prior year.

Current year net income and diluted earnings per share were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted earnings per share of $13.8 billion and $1.76, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2017	2016		2017	2016

Revenue

Productivity and Business Processes	$8,953	$7,179	25%	$17,191	$13,615	26%
Intelligent Cloud	7,795	6,758	15%	14,717	12,855	14%
More Personal Computing	12,170	11,889	2%	21,548	21,284	1%

Total revenue	$28,918	$25,826	12%	$53,456	$47,754	12%

Operating Income

Productivity and Business Processes	$3,337	$3,053	9%	$6,343	$5,958	6%
Intelligent Cloud	2,832	2,291	24%	4,969	4,068	22%
More Personal Computing	2,510	2,561	(2)%	5,075	4,594	10%

Total operating income	$8,679	$7,905	10%	$16,387	$14,620	12%

PART I

Item 2

Reportable Segments

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Productivity and Business Processes

Revenue increased $1.8 billion or 25%, primarily due to LinkedIn and higher revenue from Office.

•	LinkedIn revenue increased $1.1 billion to $1.3 billion. LinkedIn revenue primarily consisted of revenue from Talent Solutions.
•

Office Commercial revenue increased $552 million or 10%, driven by Office 365 commercial revenue growth, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $103 million or 12%, driven by Office 365 consumer revenue growth, mainly due to growth in subscribers.
•	Dynamics revenue increased 10%, driven by Dynamics 365 revenue growth.

Operating income increased $284 million or 9%, primarily due to higher gross margin, offset in part by higher operating expenses.

•

Gross margin increased $1.3 billion or 24%, driven by LinkedIn and growth in Office. Gross margin percentage decreased, primarily due to an increased mix of cloud offerings and LinkedIn, offset in part by gross margin percentage improvement in Office 365 commercial. LinkedIn cost of revenue increased $313 million to $432 million, including $222 million of amortization of acquired intangible assets.

•

Operating expenses increased $1.0 billion or 41%, driven by LinkedIn expenses, investments in commercial sales capacity and cloud engineering, and the benefit of a legal settlement in the prior year. LinkedIn operating expenses increased $840 million to $1.1 billion, including $154 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $1.0 billion or 15%, primarily due to higher revenue from server products and cloud services.

•	Server products and cloud services revenue increased $967 million or 18%, driven by Azure revenue growth of 98% and server products licensed on-premises revenue growth of 4%.
•

Enterprise Services revenue increased $64 million or 5%, driven by higher revenue from Premier Support Services and Microsoft Consulting Services, offset in part by a decline in revenue from custom support agreements.

Operating income increased $541 million or 24%, primarily due to higher gross margin, offset in part by higher operating expenses.

•

Gross margin increased $625 million or 13%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage decreased, primarily due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in Azure.

•	Operating expenses increased $84 million or 3%, driven by the benefit of a legal settlement in the prior year and investments in cloud engineering and commercial sales capacity.

More Personal Computing

Revenue increased $281 million or 2%, primarily due to higher revenue from Gaming and Search advertising, offset in part by lower revenue from phones.

•

Windows revenue increased 1%, driven by Windows OEM revenue growth, offset in part by a decline in Windows Commercial revenue. Windows OEM revenue increased 4%. Windows OEM Pro revenue grew 11%, outperforming the commercial PC market, primarily due to a higher mix of premium licenses sold and timing of license purchases. Windows OEM non-Pro revenue declined 5%, below the consumer PC market, primarily due to lower volumes of entry-level price devices sold. Windows Commercial revenue decreased 4%, primarily due to the impact of a prior year large deal.

PART I

Item 2

•

Gaming revenue increased $303 million or 8%, driven by higher revenue from Xbox hardware and Xbox software and services. Xbox hardware revenue increased 14%, primarily due to the launch of Xbox One X. Xbox software and services revenue increased 4%, primarily due to Xbox Live revenue growth, offset in part by a decrease in revenue from the prior year launch of video games.

•

Search advertising revenue increased $215 million or 13%. Search advertising revenue, excluding traffic acquisition costs, increased 15%, driven by growth in Bing, primarily due to higher revenue per search and search volume.

•	Surface revenue increased 1%, driven by a higher mix of premium devices sold, offset in part by a decrease in volume of devices sold.
•	Phone revenue decreased $204 million.

Operating income decreased $51 million or 2%, primarily due to an increase in operating expenses.

•

Gross margin was relatively unchanged, driven by a decline in Gaming, offset by an increase in Search advertising and Surface. Gross margin percentage decreased, primarily due to a gross margin percentage decline in Gaming.

•

Operating expenses increased $49 million or 2%, driven by investments in engineering and the benefit of a legal settlement in the prior year, offset in part by a decrease in Windows marketing and phone expenses.

Six Months Ended December 31, 2017 Compared with Six Months Ended December 31, 2016

Productivity and Business Processes

Revenue increased $3.6 billion or 26%, primarily due to LinkedIn and higher revenue from Office.

•	LinkedIn revenue increased $2.2 billion to $2.5 billion. LinkedIn revenue primarily consisted of revenue from Talent Solutions.
•

Office Commercial revenue increased $1.1 billion or 10%, driven by Office 365 commercial revenue growth, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $199 million or 12%, driven by Office 365 consumer revenue growth, mainly due to growth in subscribers.
•	Dynamics revenue increased 12%, driven by Dynamics 365 revenue growth.

Operating income increased $385 million or 6%, primarily due to higher gross margin, offset in part by higher operating expenses.

•

Gross margin increased $2.6 billion or 24%, driven by LinkedIn and growth in Office. Gross margin percentage decreased, due to an increased mix of cloud offerings and LinkedIn, offset in part by gross margin percentage improvement in Office 365 commercial. LinkedIn cost of revenue increased $724 million to $843 million, including $440 million of amortization for acquired intangible assets.

•

Operating expenses increased $2.2 billion or 47%, driven by LinkedIn expenses, investments in cloud engineering and commercial sales capacity, and the benefit of a legal settlement in the prior year. LinkedIn operating expenses increased $1.9 million to $2.2 billion, including $308 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $1.9 billion or 14%, primarily due to higher revenue from server products and cloud services.

•	Server products and cloud services revenue increased $1.8 billion or 18%, driven by Azure revenue growth of 94% and server products licensed on-premises revenue growth of 3%.
•	Enterprise Services revenue increased $80 million or 3%, driven by higher revenue from Premier Support Services, offset in part by a decline in revenue from custom support agreements.

Operating income increased $901 million or 22%, primarily due to higher gross margin, offset in part by higher operating expenses.

•	Gross margin increased $1.1 billion or 12%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage decreased, due to an

PART I

Item 2

increased mix of cloud offerings and lower Enterprise Services gross margin percentage, offset in part by improvement in Azure gross margin percentage.
•	Operating expenses increased $158 million or 3%, driven by investments in commercial sales capacity and cloud engineering and the benefit of a legal settlement in the prior year.

More Personal Computing

Revenue increased $264 million or 1%, primarily due to higher revenue from Search advertising, Gaming, and Surface, offset in part by lower revenue from phones.

•

Windows revenue increased slightly, driven by growth in Windows OEM, offset by a decline in patent licensing revenue. Windows OEM revenue increased 4%. Windows OEM Pro revenue grew 9%, outperforming the commercial PC market, primarily due to a higher mix of premium licenses sold. Windows OEM non-Pro revenue declined 3%, below the consumer PC market, primarily due to lower volumes of entry-level price devices sold.

•

Search advertising revenue increased $425 million or 14%. Search advertising revenue, excluding traffic acquisition costs, increased 15%, driven by growth in Bing, due to higher revenue per search and search volume.

•

Gaming revenue increased $313 million or 6%, driven by higher revenue from Xbox software and services, offset in part by lower Xbox hardware revenue. Xbox software and services revenue increased 11%, primarily due to a higher volume of Xbox Live transactions, offset in part by a decline in revenue per transaction. Xbox hardware revenue decreased 2%.

•	Surface revenue increased $126 million or 6%, driven by a higher mix of premium devices sold, offset in part by a decrease in volume of devices sold.
•	Phone revenue decreased $519 million.

Operating income increased $481 million or 10%, primarily due to higher gross margin.

•

Gross margin increased $492 million or 5%, driven by growth in Search advertising, Surface, and Windows. Gross margin percentage increased, due to gross margin percentage improvements in Devices and favorable sales mix.

•

Operating expenses relatively unchanged, driven by investments in engineering and the benefit of a legal settlement in the prior year, offset in part by a decrease in Windows and Gaming marketing expenses and a reduction in phone expenses.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2017	2016		2017	2016

Research and development	$3,504	$3,062	14%	$7,078	$6,168	15%
As a percent of revenue	12%	12%	0ppt	13%	13%	0ppt

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

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Research and development expenses increased $442 million or 14%, primarily due to LinkedIn expenses and investments in cloud engineering. LinkedIn expenses increased $280 million to $362 million.

PART I

Item 2

Six Months Ended December 31, 2017 Compared with Six Months Ended December 31, 2016

Research and development expenses increased $910 million or 15%, primarily due to LinkedIn expenses and investments in cloud engineering. LinkedIn expenses increased $625 million to $707 million.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2017	2016		2017	2016

Sales and marketing	$4,562	$4,079	12%	$8,374	$7,297	15%
As a percent of revenue	16%	16%	0ppt	16%	15%	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Sales and marketing expenses increased $483 million or 12%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses. LinkedIn expenses increased $459 million to $649 million, including $154 million of amortization of acquired intangible assets.

Six Months Ended December 31, 2017 Compared with Six Months Ended December 31, 2016

Sales and marketing expenses increased $1.1 billion or 15%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses. LinkedIn expenses increased $1.0 billion to $1.2 billion, including $308 million of amortization of acquired intangible assets.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2017	2016		2017	2016

General and administrative	$1,109	$879	26%	$2,275	$1,924	18%
As a percent of revenue	4%	3%	1ppt	4%	4%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

General and administrative expenses increased $230 million or 26%, primarily due to LinkedIn expenses and the benefit of a legal settlement in the prior year. LinkedIn expenses increased $101 million to $134 million.

Six Months Ended December 31, 2017 Compared with Six Months Ended December 31, 2016

General and administrative expenses increased $351 million or 18%, primarily due to LinkedIn expenses and the benefit of a legal settlement in the prior year. LinkedIn expenses increased $233 million to $266 million.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2017	2016	2017	2016

Dividends and interest income	$530	$311	$1,003	$604
Interest expense	(698)	(521)	(1,370)	(958)
Net recognized gains on investments	768	698	1,341	1,103
Net losses on derivatives	(84)	(46)	(134)	(140)
Net losses on foreign currency remeasurements	(60)	(153)	(69)	(193)
Other, net	34	(172)	(5)	(187)

Total	$490	$117	$766	$229

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

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Dividends and interest income increased primarily due to higher portfolio balances and yields on fixed-income securities. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Other, net reflects recognized gains from certain joint ventures in the current period and recognized losses from divestitures and certain joint ventures in the prior period.

Six Months Ended December 31, 2017 Compared with Six Months Ended December 31, 2016

Dividends and interest income increased primarily due to higher portfolio balances and yields on fixed-income securities. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Other, net reflects recognized losses from divestitures and certain joint ventures in the prior period.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 169% and 22% for the three months ended December 31, 2017 and 2016, respectively, and 98% and 20% for the six months ended December 31, 2017 and 2016, respectively. The increase in our effective tax rate for the current quarter and year-to-date compared to the prior year was primarily due to the net charge related to the TCJA.

Our effective tax rate was higher than the U.S. federal statutory rate primarily due to the net charge related to the TCJA.

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA requires us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of

PART I

Item 2

fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning July 1, 2018.

The TCJA is effective in the second quarter of fiscal year 2018. As of December 31, 2017, we have not completed our accounting for the tax effects of the TCJA. During the quarter, we recorded a provisional net charge based on reasonable estimates for those tax effects. The provisional net charge is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date.

During the second quarter of fiscal year 2018, we recorded an estimated net charge of $13.8 billion related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.8 billion, offset in part by the impact of changes in the tax rate of $4.0 billion, primarily on deferred tax assets and liabilities.

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

Tax contingencies and other income tax liabilities were $13.8 billion and $13.5 billion as of December 31, 2017 and June 30, 2017, respectively, and are included in long-term income taxes on our consolidated balance sheets. This increase relates primarily to current period intercompany transfer pricing.

NON-GAAP FINANCIAL MEASURES

Adjusted net income and diluted earnings per share are non-GAAP financial measures which exclude the net charge related to the TCJA. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2017	2016		2017	2016

Net income (loss)	$(6,302)	$6,267	(201)%	$274	$11,934	(98)%
Net charge related to the TCJA	13,800	0		13,800	0

Adjusted net income	$7,498	$6,267	20%	$14,074	$11,934	18%

Diluted earnings (loss) per share	$(0.82)	$0.80	(203)%	$0.04	$1.52	(97)%
Net charge related to the TCJA	1.78	0		1.76	0

Adjusted diluted earnings per share	$0.96	$0.80	20%	$1.80	$1.52	18%

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $142.8 billion and $133.0 billion as of December 31, 2017 and June 30, 2017, respectively. Equity and other investments were $4.0 billion and $6.0 billion as of December 31, 2017 and June 30, 2017, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

As a result of the TCJA, our cash, cash equivalents, and short-term investments held by foreign subsidiaries are no longer subject to U.S. tax on repatriation into the U.S.

Securities Lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash collateral received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $26 million as of December 31, 2017. Our average and maximum securities lending payable balances were $188 million and $600 million, respectively, for the three months ended December 31, 2017. Our average and maximum securities lending payable balances were $215 million and $600 million, respectively, for the six months ended December 31, 2017. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash from operations increased $2.5 billion to $20.3 billion for the six months ended December 31, 2017, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to employees, an income tax refund received in the prior year for overpayment of estimated taxes, and higher cash paid for interest on debt. Cash used in financing was $7.9 billion for the six months ended December 31, 2017, compared to cash from financing of $17.3 billion for the six months ended December 31, 2016. The change was mainly due to a $27.8 billion decrease in proceeds from issuances of debt, net of repayments, offset in part by a $3.4 billion decrease in cash used for common stock repurchases. Cash used in investing decreased $26.0 billion to $7.2 billion for the six months ended December 31, 2017, mainly due to a $24.6 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangibles and other assets, and a $3.0 billion decrease in cash used for net investment purchases, sales, and maturities.

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

The following table outlines the expected future recognition of unearned revenue as of December 31, 2017:

(In millions)

Three Months Ending,

March 31, 2018	$10,121
June 30, 2018	6,488
September 30, 2018	3,000
December 31, 2018	1,700
Thereafter	2,500

Total	$23,809

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

PART I

Item 2

Share Repurchases

For the six months ended December 31, 2017, we repurchased 44 million shares of our common stock for $3.4 billion through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax of $17.8 billion on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable beginning in fiscal year 2019 interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight.

We expect existing cash, cash equivalents, short-term investments, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as dividends, share repurchases, debt maturities, material capital expenditures, and the transition tax related to the TCJA, for at least the next 12 months and thereafter for the foreseeable future.

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, contingencies, income taxes, and inventories.

Revenue Recognition

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be

PART I

Item 2

accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services, primarily Office 365, depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from Office 365 is recognized ratably over the period in which the cloud services are provided.

Judgment is required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with SA, or software updates provided at no additional charge. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

The TCJA significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

VALUE-AT-RISK

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in the fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”), but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all holdings is computed based on the historical volatilities and correlations among foreign exchange rates, interest rates, and equity prices, assuming normal market conditions.

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions:

(In millions)

	December 31, 2017	June 30, 2017	Three Months Ended December 31, 2017

Risk Categories			Average	High	Low

Foreign currency	$187	$114	$204	$230	$183
Interest rate	180	152	163	183	152
Equity	25	54	33	37	25

Total one-day VaR for the combined risk categories was $275 million and $207 million as of December 31, 2017 and June 30, 2017, respectively. The total VaR is 30% and 35% less as of December 31, 2017 and June 30, 2017, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate their adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 16 – Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

PART II

Item 1A

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security of Microsoft’s information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services. Security threats are a challenge to companies like us whose business is technology products and services. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Hackers tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. Hackers that acquire user account information at other companies can use that information to compromise our users’ accounts where accounts share the same attributes like passwords.

To defend against security threats, both to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide customers security tools such as firewalls and anti-virus software and information about the need to deploy security measures and the impact of doing so.

The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install or enable security patches. Any of these actions by customers could adversely affect our reputation and revenue. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers. Legislative or regulatory action in these areas may increase the costs to develop, implement, or secure our products and services.

PART II

Item 1A

As illustrated by the recent Spectre and Meltdown threats, our products operate in conjunction with and are dependent on products and components across a broad ecosystem. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position.

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

PART II

Item 1A

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

Government regulatory actions and court decisions such as these may result in fines, or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings

PART II

Item 1A

identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. In 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. The law requires firms to meet new requirements regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law may entail substantial expense and the diversion of engineering resources from other projects. If we are unable to engineer products that meet Microsoft’s legal duties or help our customers meet their obligations under the GDPR or other data regulations, we might experience reduced demand for our offerings. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Non-compliance with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, or private lawsuits.

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

We may have additional tax liabilities. We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cut and Jobs Act (“TCJA”) may require the collection of information not regularly produced within the Company, the use of estimates in our financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

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

We earn a significant amount of our operating income outside the U.S.; a change in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country may result in higher effective tax rates for the Company. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including in the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely impact our tax expense and cash flows.

PART II

Item 1A

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

PART II

Item 1A

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

PART II

Item 2, 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DIVIDENDS AND SHARE REPURCHASES

Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the second quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2017 – October 31, 2017	9,042,700	$77.84	9,042,700	$34,496
November 1, 2017 – November 30, 2017	7,699,775	$83.68	7,699,775	$33,852
December 1, 2017 – December 31, 2017	5,329,011	$84.78	5,329,011	$33,400

	22,071,486		22,071,486

All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2017, Microsoft provided software services to a person or entity identified under section 560.304 of title 31, Code of Federal Regulations. The services constituted a cloud-based spam and malware filtering service and the cloud-based provision of Office 365 software services provided to two entities associated with the Iranian bank, Bank Sepah – Bank Sepah International PLC and Banque Sepah, respectively. For the former, an annual service fee equivalent to $600 was charged for a one-year period beginning in February 2017, and for the latter, use rights were charged at a price equivalent to approximately $55 per month from September 2016 through November 2017, totaling $770. It is not possible to determine the precise profits, if any, attributable to these activities, though they are less than the associated revenues. Microsoft has ceased providing these software services to these entities and has no intention of doing so in the future.

PART II

Item 6

ITEM 6. EXHIBITS

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors (Amended and Restated Effective as of December 1, 2017)

10.26*	Microsoft Corporation 2017 Stock Plan (incorporated by reference to Annex C to the Microsoft Corporation Proxy Statement filed on October 16, 2017)

15.1	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

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

January 31, 2018