Form 10-Q
period 2018-03-31
MICROSOFT CORP
filed 2018-04-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2018

Common Stock, $0.00000625 par value per share	7,683,197,503 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Revenue:
Product	$15,114	$14,513	$47,338	$47,754
Service and other	11,705	8,699	32,937	23,212

Total revenue	26,819	23,212	80,275	70,966

Cost of revenue:
Product	3,425	3,075	11,903	12,034
Service and other	5,844	4,985	16,708	13,771

Total cost of revenue	9,269	8,060	28,611	25,805

Gross margin	17,550	15,152	51,664	45,161
Research and development	3,715	3,355	10,793	9,523
Sales and marketing	4,335	3,872	12,709	11,169
General and administrative	1,208	1,202	3,483	3,126

Operating income	8,292	6,723	24,679	21,343
Other income, net	349	371	1,115	600

Income before income taxes	8,641	7,094	25,794	21,943
Provision for income taxes	1,217	1,608	18,096	4,523

Net income	$7,424	$5,486	$7,698	$17,420

Earnings per share:
Basic	$0.96	$0.71	$1.00	$2.25
Diluted	$0.95	$0.70	$0.99	$2.22

Weighted average shares outstanding:
Basic	7,698	7,725	7,706	7,756
Diluted	7,794	7,813	7,798	7,840

Cash dividends declared per common share	$0.42	$0.39	$1.26	$1.17

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Net income	$7,424	$5,486	$7,698	$17,420

Other comprehensive income (loss), net of tax:
Net change related to derivatives	7	(225)	(106)	18
Net change related to investments	(1,016)	65	(2,182)	(846)
Translation adjustments and other	255	349	508	(125)

Other comprehensive income (loss)	(754)	189	(1,780)	(953)

Comprehensive income	$6,670	$5,675	$5,918	$16,467

Refer to accompanying notes. Refer to Note 18 – Accumulated Other Comprehensive Income (Loss) for further information.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2018	June 30, 2017

Assets
Current assets:
Cash and cash equivalents	$9,221	$7,663
Short-term investments	123,049	125,318

Total cash, cash equivalents, and short-term investments	132,270	132,981
Accounts receivable, net of allowance for doubtful accounts of $311 and $345	17,208	22,431
Inventories	2,084	2,181
Other	5,097	5,103

Total current assets	156,659	162,696
Property and equipment, net of accumulated depreciation of $28,377 and $24,179	27,929	23,734
Operating lease right-of-use assets	6,859	6,555
Equity and other investments	2,818	6,023
Goodwill	35,582	35,122
Intangible assets, net	8,544	10,106
Other long-term assets	7,106	6,076

Total assets	$245,497	$250,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,623	$7,390
Short-term debt	230	9,072
Current portion of long-term debt	3,447	1,049
Accrued compensation	5,149	5,819
Short-term income taxes	814	718
Short-term unearned revenue	21,370	24,013
Other	7,500	7,684

Total current liabilities	46,133	55,745
Long-term debt	73,480	76,073
Long-term income taxes	30,669	13,485
Long-term unearned revenue	2,585	2,643
Deferred income taxes	2,417	5,734
Operating lease liabilities	5,751	5,372
Other long-term liabilities	5,223	3,549

Total liabilities	166,258	162,601

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,690 and 7,708	70,418	69,315
Retained earnings	9,974	17,769
Accumulated other comprehensive income (loss)	(1,153)	627

Total stockholders’ equity	79,239	87,711

Total liabilities and stockholders’ equity	$245,497	$250,312

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Operations
Net income	$7,424	$5,486	$7,698	$17,420
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,710	2,453	7,745	6,435
Stock-based compensation expense	969	883	2,928	2,353
Net recognized gains on investments and derivatives	(438)	(590)	(1,645)	(1,553)
Deferred income taxes	(396)	(284)	(2,754)	261
Changes in operating assets and liabilities:
Accounts receivable	1,285	1,415	5,326	5,813
Inventories	(75)	(16)	107	249
Other current assets	(149)	(31)	(113)	304
Other long-term assets	(213)	(387)	(835)	(680)
Accounts payable	(393)	(425)	138	(769)
Unearned revenue	91	(45)	(2,780)	(2,929)
Income taxes	645	1,247	17,280	2,654
Other current liabilities	546	671	(975)	(1,057)
Other long-term liabilities	145	283	346	1

Net cash from operations	12,151	10,660	32,466	28,502

Financing
Repayments of short-term debt, maturities of 90 days or less, net	(7,373)	(1,302)	(7,324)	(8,447)
Proceeds from issuance of debt	0	547	7,183	42,593
Repayments of debt	(4,883)	(211)	(9,379)	(4,554)
Common stock issued	251	179	747	551
Common stock repurchased	(3,781)	(2,062)	(8,359)	(10,023)
Common stock cash dividends paid	(3,232)	(3,012)	(9,473)	(8,836)
Other, net	(640)	(375)	(946)	(175)

Net cash from (used in) financing	(19,658)	(6,236)	(27,551)	11,109

Investing
Additions to property and equipment	(2,934)	(1,695)	(7,652)	(5,846)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(248)	(802)	(454)	(25,586)
Purchases of investments	(26,885)	(43,918)	(105,000)	(147,874)
Maturities of investments	7,674	4,860	19,252	22,234
Sales of investments	26,256	36,444	90,553	117,754
Securities lending payable	(19)	(1,080)	(90)	(94)

Net cash from (used in) investing	3,844	(6,191)	(3,391)	(39,412)

Effect of foreign exchange rates on cash and cash equivalents	25	12	34	4

Net change in cash and cash equivalents	(3,638)	(1,755)	1,558	203
Cash and cash equivalents, beginning of period	12,859	8,468	7,663	6,510

Cash and cash equivalents, end of period	$9,221	$6,713	$9,221	$6,713

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Common stock and paid-in capital
Balance, beginning of period	$70,192	$68,177	$69,315	$68,178
Common stock issued	251	179	747	551
Common stock repurchased	(995)	(684)	(2,572)	(2,619)
Stock-based compensation expense	969	883	2,928	2,353
Other, net	1	(1)	0	91

Balance, end of period	70,418	68,554	70,418	68,554

Retained earnings
Balance, beginning of period	8,567	13,000	17,769	13,118
Net income	7,424	5,486	7,698	17,420
Common stock cash dividends	(3,225)	(3,009)	(9,696)	(9,037)
Common stock repurchased	(2,792)	(1,381)	(5,797)	(7,405)

Balance, end of period	9,974	14,096	9,974	14,096

Accumulated other comprehensive income (loss)
Balance, beginning of period	(399)	652	627	1,794
Other comprehensive income (loss)	(754)	189	(1,780)	(953)

Balance, end of period	(1,153)	841	(1,153)	841

Total stockholders’ equity	$79,239	$83,491	$79,239	$83,491

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

We have recast certain prior period income tax liabilities as discussed in the Recent Tax Legislation section below. We have also recast prior period securities lending payables to other current liabilities on our consolidated balance sheets to conform to the current period presentation, with no impact on consolidated net income or cash flows.

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

PART I

Item 1

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

PART I

Item 1

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

As of March 31, 2018 and June 30, 2017, long-term accounts receivable, net of allowance for doubtful accounts, were $1.6 billion and $1.7 billion, respectively, and are included in other long-term assets on our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Nine Months Ended March 31, 2018

Balance, beginning of period	$361
Charged to costs and other	41
Write-offs	(74)

Balance, end of period	$328

Reported as of March 31, 2018

Accounts receivable, net of allowance for doubtful accounts	$311
Other long-term assets	17

Total	$328

PART I

Item 1

Unearned revenue comprises mainly unearned revenue related to volume licensing programs, which may include SA and cloud services. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for consulting services to be performed in the future; LinkedIn subscriptions; Office 365 subscriptions; Xbox Live subscriptions; Windows 10 post-delivery support; Dynamics business solutions; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

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

PART I

Item 1

As a result of the TCJA, we have recast certain prior period income tax liabilities on our consolidated balance sheets to conform to the current period presentation. Previously reported balances were impacted as follows:

(In millions)	As Previously Reported	As Adjusted

Balance Sheets		June 30, 2017

Long-term income taxes	$0	$13,485
Other long-term liabilities	17,034	3,549

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

PART I

Item 1

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

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and leases impacted our previously reported results as follows:

(In millions, except per share amounts)	As Previously Reported	New Revenue Standard Adjustment	As Restated

Income Statements

Three Months Ended March 31, 2017

Revenue	$22,090	$1,122	$23,212
Provision for income taxes	1,115	493	1,608
Net income	4,801	685	5,486
Diluted earnings per share	0.61	0.09	0.70

Nine Months Ended March 31, 2017

Revenue	$66,633	$4,333	$70,966
Provision for income taxes	2,913	1,610	4,523
Net income	14,691	2,729	17,420
Diluted earnings per share	1.87	0.35	2.22

(In millions)	As Previously Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Restated

Balance Sheets

June 30, 2017

Accounts receivable, net of allowance for doubtful accounts	$19,792	$2,639	$0	$22,431
Operating lease right-of-use assets	0	0	6,555	6,555
Other current and long-term assets	11,147	32	0	11,179
Unearned revenue	44,479	(17,823)	0	26,656
Deferred income taxes	531	5,203	0	5,734
Operating lease liabilities	0	0	5,372	5,372
Other current and long-term liabilities	23,464	(26)	1,183	24,621
Stockholders' equity	72,394	15,317	0	87,711

Adoption of the standards related to revenue recognition and leases had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

PART I

Item 1

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

Accounting for Income Taxes – Intra-Entity Asset Transfers

In October 2016, the FASB issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current GAAP. As a result of the TCJA, we are currently reevaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). Under the standard, equity investments that do not have a readily determinable fair value are eligible for the measurement alternative. Using the measurement alternative, investments without readily determinable fair values will be valued at cost, with adjustments for changes in price or impairments reflected through net income.

The standard will be effective for us beginning July 1, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment from accumulated other comprehensive income (“AOCI”) to retained earnings as of the effective date. A cumulative-effect adjustment will capture any previously held unrealized gains and losses held in AOCI related to our equity investments carried at fair value as well as the impact of recording the fair value of certain equity investments carried at cost. The remaining implementation matters are primarily related to establishing processes and controls around equity securities without readily determinable fair values. We expect to elect the measurement alternative for equity investments that do not have readily determinable fair values.

PART I

Item 1

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Net income available for common shareholders (A)	$7,424	$5,486	$7,698	$17,420

Weighted average outstanding shares of common stock (B)	7,698	7,725	7,706	7,756
Dilutive effect of stock-based awards	96	88	92	84

Common stock and common stock equivalents (C)	7,794	7,813	7,798	7,840

Earnings Per Share

Basic (A/B)	$0.96	$0.71	$1.00	$2.25
Diluted (A/C)	$0.95	$0.70	$0.99	$2.22

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Dividends and interest income	$575	$380	$1,578	$984
Interest expense	(691)	(609)	(2,061)	(1,567)
Net recognized gains on investments	510	790	1,851	1,893
Net losses on derivatives	(72)	(200)	(206)	(340)
Net gains (losses) on foreign currency remeasurements	20	50	(49)	(143)
Other, net	7	(40)	2	(227)

Total	$349	$371	$1,115	$600

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Other-than-temporary impairments of investments	$(17)	$(15)	$(47)	$(54)
Realized gains from sales of available-for-sale securities	875	938	2,612	2,272
Realized losses from sales of available-for-sale securities	(348)	(133)	(714)	(325)

Total	$510	$790	$1,851	$1,893

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2018

Cash	$4,104	$0	$0	$4,104	$4,104	$0	$0
Mutual funds	683	0	0	683	683	0	0
Commercial paper	3,774	0	0	3,774	3,158	616	0
Certificates of deposit	2,022	0	0	2,022	1,156	866	0
U.S. government and agency securities	108,056	31	(1,239)	106,848	117	106,731	0
Foreign government bonds	4,671	3	(12)	4,662	3	4,659	0
Mortgage- and asset-backed securities	3,750	5	(12)	3,743	0	3,743	0
Corporate notes and bonds	6,139	27	(43)	6,123	0	6,123	0
Municipal securities	269	41	(1)	309	0	309	0
Common and preferred stock	1,324	917	(4)	2,237	0	0	2,237
Other investments	583	0	0	583	0	2	581

Total	$135,375	$1,024	$(1,311)	$135,088	$9,221	$123,049	$2,818

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2017

Cash	$3,624	$0	$0	$3,624	$3,624	$0	$0
Mutual funds	1,478	0	0	1,478	1,478	0	0
Commercial paper	319	0	0	319	69	250	0
Certificates of deposit	1,358	0	0	1,358	972	386	0
U.S. government and agency securities	112,119	85	(360)	111,844	16	111,828	0
Foreign government bonds	5,276	2	(13)	5,265	1,504	3,761	0
Mortgage- and asset-backed securities	3,921	14	(4)	3,931	0	3,931	0
Corporate notes and bonds	4,786	61	(12)	4,835	0	4,835	0
Municipal securities	284	43	0	327	0	327	0
Common and preferred stock	2,472	3,062	(34)	5,500	0	0	5,500
Other investments	523	0	0	523	0	0	523

Total	$136,160	$3,267	$(423)	$139,004	$7,663	$125,318	$6,023

As of March 31, 2018 and June 30, 2017, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $1.0 billion and $1.1 billion, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

PART I

Item 1

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. As of March 31, 2018 and June 30, 2017, collateral received under agreements for loaned securities was $3.0 billion and $3.7 billion, respectively, and primarily comprised U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2018

U.S. government and agency securities	$95,908	$(1,169)	$2,031	$(70)	$97,939	$(1,239)
Foreign government bonds	1,261	(3)	26	(9)	1,287	(12)
Mortgage- and asset-backed securities	1,614	(7)	147	(5)	1,761	(12)
Corporate notes and bonds	2,463	(30)	430	(13)	2,893	(43)
Municipal securities	36	(1)	0	0	36	(1)
Common and preferred stock	19	0	23	(4)	42	(4)

Total	$101,301	$(1,210)	$2,657	$(101)	$103,958	$(1,311)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2017

U.S. government and agency securities	$87,558	$(348)	$371	$(12)	$87,929	$(360)
Foreign government bonds	4,006	(2)	23	(11)	4,029	(13)
Mortgage- and asset-backed securities	1,068	(3)	198	(1)	1,266	(4)
Corporate notes and bonds	669	(8)	177	(4)	846	(12)
Common and preferred stock	69	(6)	148	(28)	217	(34)

Total	$93,370	$(367)	$917	$(56)	$94,287	$(423)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2018

Due in one year or less	$16,698	$16,670
Due after one year through five years	94,607	93,722
Due after five years through 10 years	16,427	16,133
Due after 10 years	949	956

Total	$128,681	$127,481

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of March 31, 2018 and June 30, 2017, the total notional amounts of these foreign exchange contracts sold were $7.5 billion and $8.9 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of March 31, 2018 and June 30, 2017, the total notional amounts of these foreign exchange contracts sold were $4.5 billion and $5.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of March 31, 2018, the total notional amounts of these foreign exchange contracts purchased and sold were $9.1 billion and $9.7 billion, respectively. As of June 30, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $8.8 billion and $10.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2018, the total notional amounts of equity contracts purchased and sold for managing market price risk were $801 million and $820 million, respectively, of which $731 million and $815 million, respectively, were designated as hedging instruments. As of June 30, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $2.4 billion, respectively, of which $1.6 billion and $1.8 billion, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2018, the total notional amounts of fixed-interest rate contracts purchased and sold were $620 million and $424 million, respectively. As of June 30, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $233 million and $352 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2018 and June 30, 2017, the total notional derivative amounts of mortgage contracts purchased were $563 million and $567 million, respectively.

PART I

Item 1

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2018, the total notional amounts of credit contracts purchased and sold were $238 million and $31 million, respectively. As of June 30, 2017, the total notional amounts of credit contracts purchased and sold were $267 million and $63 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2018, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

March 31, 2018

Non-designated Hedge Derivatives

Foreign exchange contracts	$3	$67	$0	$59	$(142)	$(9)
Equity contracts	4	0	0	0	(4)	0
Interest rate contracts	15	0	0	0	(2)	0
Credit contracts	4	0	0	0	0	0

Total	$26	$67	$0	$59	$(148)	$(9)

Designated Hedge Derivatives

Foreign exchange contracts	$10	$71	$0	$6	$(70)	$(6)
Equity contracts	0	0	12	0	(95)	0

Total	$10	$71	$12	$6	$(165)	$(6)

Total gross amounts of derivatives	$36	$138	$12	$65	$(313)	$(15)

Gross derivatives either offset or subject to an enforceable master netting agreement	$31	$138	$12	$65	$(313)	$(15)
Gross amounts of derivatives offset on the balance sheet	(34)	(102)	(12)	(9)	150	9

Net amounts presented on the balance sheet	(3)	36	0	56	(163)	(6)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(61)	0

Net amount	$(3)	$36	$0	$56	$(224)	$(6)

PART I

Item 1

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

June 30, 2017

Non-designated Hedge Derivatives

Foreign exchange contracts	$9	$203	$0	$6	$(134)	$(8)
Equity contracts	3	0	0	0	(6)	0
Interest rate contracts	3	0	0	0	(7)	0
Credit contracts	5	0	0	0	(1)	0

Total	$20	$203	$0	$6	$(148)	$(8)

Designated Hedge Derivatives

Foreign exchange contracts	$80	$133	$0	$0	$(3)	$0
Equity contracts	0	0	67	0	(186)	0

Total	$80	$133	$67	$0	$(189)	$0

Total gross amounts of derivatives	$100	$336	$67	$6	$(337)	$(8)

Gross derivatives either offset or subject to an enforceable master netting agreement	$100	$336	$67	$6	$(334)	$(8)
Gross amounts of derivatives offset on the balance sheet	(20)	(132)	(67)	(8)	221	7

Net amounts presented on the balance sheet	80	204	0	(2)	(113)	(1)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(228)	0

Net amount	$80	$204	$0	$(2)	$(341)	$(1)

Refer to Note 4 – Investments and Note 6 – Fair Value Measurements for further information.

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Foreign Exchange Contracts

Derivatives	$(260)	$(248)	$(224)	$389
Hedged items	288	257	298	(349)

Total amount of ineffectiveness	$28	$9	$74	$40

Equity Contracts

Derivatives	$126	$(19)	$(181)	$(36)
Hedged items	(126)	19	181	36

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$0	$(25)	$60	$(29)

PART I

Item 1

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Effective Portion

Gains (losses) recognized in other comprehensive income (loss) (net of tax of $7, $3, $8, and $7)	$14	$(60)	$29	$424
Gains reclassified from accumulated other comprehensive income (loss) into revenue	8	167	138	414

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(62)	(121)	(226)	(275)

We estimate that $34 million of net derivative gains included in AOCI as of March 31, 2018 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended March 31, 2018.

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

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Foreign exchange contracts	$(64)	$(115)	$(248)	$(120)
Equity contracts	(11)	(42)	(89)	(84)
Interest-rate contracts	(18)	8	(9)	2
Credit contracts	0	1	0	5
Other contracts	0	(18)	0	(18)

Total	$(93)	$(166)	$(346)	$(215)

NOTE 6 — FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Our Level 1 non-derivative investments primarily include U.S. government securities, domestic and international equities, and mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

PART I

Item 1

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, foreign government bonds, commercial paper, mortgage- and asset-backed securities, and certificates of deposit. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

March 31, 2018

Assets

Mutual funds	$683	$0	$0	$683	$0	$683
Commercial paper	0	3,774	0	3,774	0	3,774
Certificates of deposit	0	2,022	0	2,022	0	2,022
U.S. government and agency securities	106,324	523	0	106,847	0	106,847
Foreign government bonds	20	4,699	0	4,719	0	4,719
Mortgage- and asset-backed securities	0	3,738	0	3,738	0	3,738
Corporate notes and bonds	0	6,067	7	6,074	0	6,074
Municipal securities	0	309	0	309	0	309
Common and preferred stock	1,188	0	18	1,206	0	1,206
Derivatives	4	246	1	251	(157)	94

Total	$108,219	$21,378	$26	$129,623	$(157)	$129,466

Liabilities

Derivatives and other	$1	$327	$0	$328	$(159)	$169

PART I

Item 1

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2017

Assets

Mutual funds	$1,478	$0	$0	$1,478	$0	$1,478
Commercial paper	0	319	0	319	0	319
Certificates of deposit	0	1,358	0	1,358	0	1,358
U.S. government and agency securities	109,228	2,616	0	111,844	0	111,844
Foreign government bonds	0	5,187	0	5,187	0	5,187
Mortgage- and asset-backed securities	0	3,934	0	3,934	0	3,934
Corporate notes and bonds	0	4,829	1	4,830	0	4,830
Municipal securities	0	327	0	327	0	327
Common and preferred stock	2,414	1,994	18	4,426	0	4,426
Derivatives	1	508	0	509	(227)	282

Total	$113,121	$21,072	$19	$134,212	$(227)	$133,985

Liabilities

Derivatives and other	$0	$345	$39	$384	$(228)	$156

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

(In millions)

March 31, 2018		June 30, 2017

Net fair value of assets measured at fair value on a recurring basis	$129,466	$133,985
Cash	4,104	3,624
Common and preferred stock measured at fair value on a nonrecurring basis	1,030	1,073
Other investments measured at fair value on a nonrecurring basis	581	523
Less derivative net assets classified as other current and long-term assets	(92)	(202)
Other	(1)	1

Recorded basis of investment components	$135,088	$139,004

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended March 31, 2018 and 2017, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

PART I

Item 1

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2018	June 30, 2017

Raw materials	$627	$797
Work in process	67	145
Finished goods	1,390	1,239

Total	$2,084	$2,181

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

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2017	Acquisitions	Other	March 31, 2018

Productivity and Business Processes	$23,739	$0	$85	$23,824
Intelligent Cloud	5,555	164	4	5,723
More Personal Computing	5,828	111	96	6,035

Total	$35,122	$275	$185	$35,582

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2018			June 30, 2017

Technology-based (a)	$7,183	$(4,690)	$2,493	$7,765	$(4,318)	$3,447
Customer-related	4,035	(1,073)	2,962	4,045	(692)	3,353
Marketing-related	4,031	(1,025)	3,006	4,016	(829)	3,187
Contract-based	667	(584)	83	841	(722)	119

Total	$15,916	$(7,372)	$8,544	$16,667	$(6,561)	$10,106

(a)

Technology-based intangible assets included $19 million and $59 million of net carrying amount of software to be sold, leased, or otherwise marketed as of March 31, 2018 and June 30, 2017, respectively.

PART I

Item 1

Intangible assets amortization expense was $560 million and $1.7 billion for the three and nine months ended March 31, 2018, respectively, and $560 million and $1.1 billion for the three and nine months ended March 31, 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2018:

(In millions)

Year Ending June 30,

2018 (excluding the nine months ended March 31, 2018)	$562
2019	1,717
2020	1,210
2021	1,020
2022	941
Thereafter	3,094

Total	$8,544

NOTE 11 — DEBT

Short-term Debt

As of March 31, 2018, we had $231 million of commercial paper issued and outstanding, with a weighted average interest rate of 1.43% and maturities ranging from 139 days to 196 days. As of June 30, 2017, we had $9.1 billion of commercial paper issued and outstanding, with a weighted average interest rate of 1.01% and maturities ranging from 25 days to 264 days. The estimated fair value of this commercial paper approximates its carrying value.

In October 2017, we entered into two new $5.0 billion credit facilities that expire on October 30, 2018 and October 31, 2022, respectively, which replaced our previous credit facilities. These credit facilities serve as a back-up for our commercial paper program. As of March 31, 2018, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of March 31, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.9 billion and $78.9 billion, respectively. As of June 30, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $77.1 billion and $80.3 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value March 31, 2018	Face Value June 30, 2017	Stated Interest Rate	Effective Interest Rate

Notes

November 15, 2017	$0	$600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	2,153	1,996	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	2,153	1,996	3.125%	3.218%
May 2, 2033 (a)	676	627	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$77,600	$77,837

(a)	Euro-denominated debt securities.

PART I

Item 1

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of March 31, 2018 and June 30, 2017, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $673 million and $715 million, respectively.

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

Effective Tax Rate

Our effective tax rate was 14% and 23% for the three months ended March 31, 2018 and 2017, respectively, and 70% and 21% for the nine months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to the reduction of the U.S. federal statutory tax rate as a result of the TCJA. The increase in our effective tax rate for the year-to-date compared to the prior year was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

Our effective tax rate for the three months ended March 31, 2018 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. Our effective tax rate for the nine months ended March 31, 2018 was higher than the U.S. federal statutory rate, primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning July 1, 2018.

The TCJA was effective in the second quarter of fiscal year 2018. As of March 31, 2018, we have not completed our accounting for the tax effects of the TCJA. During the second quarter of fiscal year 2018, we recorded a provisional net charge based on reasonable estimates for those tax effects. We have not recorded any adjustments to our provisional net charge in the third quarter of fiscal year 2018. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The impacts of our estimates are described further below.

During the second quarter of fiscal year 2018, we recorded an estimated net charge of $13.8 billion related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.8 billion, offset in part by the impact of changes in the tax rate of $4.0 billion, primarily on deferred tax assets and liabilities.

PART I

Item 1

We recorded an estimated $17.8 billion charge in the second quarter of fiscal year 2018 related to the transition tax, which was included in provision for income taxes on our consolidated income statements and income taxes on our consolidated balance sheets. We have not yet completed our accounting for the transition tax as our analysis of deferred foreign income is not complete. To calculate the transition tax, we estimated our deferred foreign income for fiscal year 2017 and for the first and second quarter of fiscal year 2018 because these tax returns are not complete or due. The fiscal year 2017 and fiscal year 2018 taxable income will be known once the respective tax returns are completed and filed. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded.

In addition, we recorded an estimated $4.0 billion benefit in the second quarter of fiscal year 2018 from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes on our consolidated income statements and deferred income taxes on our consolidated balance sheets. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. We have not yet completed our accounting for the measurement of deferred taxes. To calculate the remeasurement of deferred taxes, we estimated when the existing deferred taxes will be settled or realized. The remeasurement of deferred taxes included in our financial statements will be subject to further revisions if our current estimates are different from our actual future operating results.

The TCJA subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into our measurement of deferred taxes. We elected the deferred method and recorded an estimated $454 million benefit in the second quarter of fiscal year 2018 related to GILTI, which is included in the net charge related to the TCJA.

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2018, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

Tax contingencies and other income tax liabilities were $14.5 billion and $13.5 billion as of March 31, 2018 and June 30, 2017, respectively, and are included in long-term income taxes on our consolidated balance sheets. This increase relates primarily to current period intercompany transfer pricing.

PART I

Item 1

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

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other (a)	Total

Nine Months Ended March 31, 2018

Balance, beginning of period	$373	$59	$432
Restructuring charges	0	0	0
Cash paid	(373)	(24)	(397)
Other	0	(7)	(7)

Balance, end of period	$0	$28	$28

(a)	Primarily reflects activities associated with the consolidation of our phone facilities, manufacturing operations, and contract termination costs.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2018	June 30, 2017

Productivity and Business Processes	$11,185	$12,692
Intelligent Cloud	9,987	11,152
More Personal Computing	2,783	2,812

Total	$23,955	$26,656

The opening balance of unearned revenue was $22.2 billion as of July 1, 2016.

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2018

Balance, beginning of period	$26,656
Deferral of revenue	37,217
Recognition of unearned revenue	(39,918)

Balance, end of period	$23,955

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $61 billion as of March 31, 2018, of which we expect to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.

NOTE 15 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

PART I

Item 1

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Operating lease cost	$395	$321	$1,182	$1,015

Finance lease cost:
Amortization of right-of-use assets	$70	$29	$175	$67
Interest on lease liabilities	47	19	121	46

Total finance lease cost	$117	$48	$296	$113

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$388	$331	$1,132	$912
Operating cash flows from finance leases	46	19	121	46
Financing cash flows from finance leases	37	14	93	29

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	570	130	1,269	304
Finance leases	412	296	1,790	1,061

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2018	June 30, 2017

Operating Leases

Operating lease right-of-use assets	$6,859	$6,555

Other current liabilities	$1,382	$1,423
Operating lease liabilities	5,751	5,372

Total operating lease liabilities	$7,133	$6,795

Finance Leases

Property and equipment, gross	$4,507	$2,658
Accumulated depreciation	(336)	(161)

Property and equipment, net	$4,171	$2,497

Other current liabilities	$181	$113
Other long-term liabilities	4,150	2,425

Total finance lease liabilities	$4,331	$2,538

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	14 years	13 years

Weighted Average Discount Rate

Operating leases	2.6%	2.5%
Finance leases	5.3%	4.7%

PART I

Item 1

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2018 (excluding the nine months ended March 31, 2018)	$388	$104
2019	1,472	384
2020	1,340	391
2021	1,076	399
2022	887	406
Thereafter	2,790	4,442

Total lease payments	7,953	6,126
Less imputed interest	(820)	(1,795)

Total	$7,133	$4,331

As of March 31, 2018, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $845 million and $1.5 billion, respectively. These operating and finance leases will commence between fiscal year 2018 and fiscal year 2020 with lease terms of 1 year to 20 years.

NOTE 16 — CONTINGENCIES

Patent and Intellectual Property Claims

IPCom Patent Litigation

IPCom GmbH & Co. (“IPCom”) is a German company that holds a large portfolio of mobile technology-related patents addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia Corporation (“Nokia”) and many of the leading cellular phone companies and operators. In April 2018, Microsoft and IPCom entered into a settlement agreement resolving all claims against us.

Other Patent and Intellectual Property Claims

In addition to the IPCom cases, there were 34 other patent infringement cases pending against Microsoft as of March 31, 2018.

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

PART I

Item 1

Product-Related Litigation

U.S. Cell Phone Litigation

Microsoft Mobile Oy, a subsidiary of Microsoft, along with other handset manufacturers and network operators, is a defendant in 35 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims in our agreement to acquire Nokia’s Devices and Services business and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

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

Canadian Cell Phone Class Action

Microsoft Mobile Oy, along with other handset manufacturers and network operators, is a defendant in a 2013 class action lawsuit filed in the Supreme Court of British Columbia by a purported class of Canadians who have used cellular phones for at least 1,600 hours, including a subclass of users with brain tumors, alleging adverse health effects from cellular phone use. Microsoft was served with the complaint in June 2014 and has been substituted for the Nokia defendants. The litigation has been dormant for more than three years.

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. Microsoft filed a motion for summary judgment with respect to the named plaintiffs in March 2018.

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

As of March 31, 2018, we accrued aggregate legal liabilities of $371 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.3 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 17 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2018, $30.3 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2018		2017

First Quarter	22	$1,600	63	$3,550
Second Quarter	22	1,800	59	3,533
Third Quarter	34	3,100	25	1,600

Total	78	$6,500	147	$8,683

Shares repurchased beginning in the third quarter of fiscal year 2017 were under the share repurchase program approved September 20, 2016. Shares repurchased during the first and second quarter of fiscal year 2017 were under the share repurchase program approved September 16, 2013. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Amount	Payment Date

Fiscal Year 2018			(in millions)

September 19, 2017	$0.42	November 16, 2017	$3,238	December 14, 2017
November 29, 2017	0.42	February 15, 2018	3,232	March 8, 2018
March 12, 2018	0.42	May 17, 2018	3,230	June 14, 2018

Fiscal Year 2017

September 20, 2016	$0.39	November 17, 2016	$3,024	December 8, 2016
November 30, 2016	0.39	February 16, 2017	3,012	March 9, 2017
March 14, 2017	0.39	May 18, 2017	3,009	June 8, 2017

The dividend declared on March 12, 2018 was included in other current liabilities as of March 31, 2018.

PART I

Item 1

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Derivatives

Balance, beginning of period	$21	$595	$134	$352
Unrealized gains (losses), net of tax of $7, $3, $8, and $7	15	(60)	30	424

Reclassification adjustments for gains included in revenue	(8)	(167)	(138)	(414)
Tax expense included in provision for income taxes	0	2	2	8

Amounts reclassified from accumulated other comprehensive income	(8)	(165)	(136)	(406)

Net change related to derivatives, net of tax of $7, $1, $6, and $(1)	7	(225)	(106)	18

Balance, end of period	$28	$370	$28	$370

Investments

Balance, beginning of period	$659	$2,030	$1,825	$2,941
Unrealized gains (losses), net of tax of $(186), $307, $(347), and $197	(644)	571	(961)	367

Reclassification adjustments for gains included in other income (expense), net	(517)	(779)	(1,823)	(1,867)
Tax expense included in provision for income taxes	145	273	602	654

Amounts reclassified from accumulated other comprehensive income	(372)	(506)	(1,221)	(1,213)

Net change related to investments, net of tax of $(331), $34, $(949), and $(457)	(1,016)	65	(2,182)	(846)

Balance, end of period	$(357)	$2,095	$(357)	$2,095

Translation Adjustments and Other

Balance, beginning of period	$(1,079)	$(1,973)	$(1,332)	$(1,499)
Translation adjustments and other, net of tax of $0, $0, $(1), and $7	255	349	508	(125)

Balance, end of period	$(824)	$(1,624)	$(824)	$(1,624)

Accumulated other comprehensive income (loss), end of period	$(1,153)	$841	$(1,153)	$841

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Revenue

Productivity and Business Processes	$9,006	$7,707	$26,197	$21,322
Intelligent Cloud	7,896	6,730	22,613	19,585
More Personal Computing	9,917	8,775	31,465	30,059

Total	$26,819	$23,212	$80,275	$70,966

Operating Income

Productivity and Business Processes	$3,115	$2,540	$9,458	$8,498
Intelligent Cloud	2,654	2,148	7,623	6,216
More Personal Computing	2,523	2,035	7,598	6,629

Total	$8,292	$6,723	$24,679	$21,343

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2018 or 2017. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

United States (a)	$13,457	$12,298	$41,094	$37,628
Other countries	13,362	10,914	39,181	33,338

Total	$26,819	$23,212	$80,275	$70,966

(a)

Includes billings to original equipment manufacturers and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Office products and cloud services	$7,088	$6,234	$20,739	$18,655
Server products and cloud services	6,343	5,297	18,139	15,319
Windows	4,612	4,253	14,094	13,701
Gaming	2,251	1,906	8,067	7,409
Search advertising	1,784	1,599	5,243	4,633
Enterprise Services	1,489	1,383	4,295	4,109
Devices	1,219	958	3,851	4,017
LinkedIn	1,335	976	3,795	1,204
Other	698	606	2,052	1,919

Total	$26,819	$23,212	$80,275	$70,966

Our commercial cloud revenue, which primarily comprises Office 365 commercial, Azure, Dynamics 365, and other cloud properties, was $6.0 billion and $16.3 billion for the three and nine months ended March 31, 2018, respectively, and $3.8 billion and $10.4 billion for the three and nine months ended March 31, 2017, respectively. These amounts are primarily included in Office products and cloud services and server products and cloud services in the table above.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2018 and 2017. These interim financial statements are the responsibility of the Company’s management.

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

April 26, 2018

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

Highlights from the third quarter of fiscal year 2018 compared with the third quarter of fiscal year 2017 included:

•	Commercial cloud revenue, which primarily comprises Microsoft Office 365 commercial, Microsoft Azure, Microsoft Dynamics 365, and other cloud properties, increased 58% to $6.0 billion.
•	Office Commercial revenue increased 14%, driven by Office 365 commercial revenue growth of 42%.
•	Office Consumer revenue increased 12% and Office 365 consumer subscribers increased to 30.6 million.
•	LinkedIn revenue increased 37%, driven by strong momentum across all business lines.
•	Dynamics revenue increased 17%, driven by Dynamics 365 revenue growth of 65%.
•	Server products and cloud services revenue increased 20%, driven by Azure revenue growth of 93%.
•	Enterprise Services revenue increased 8%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 4%, driven by OEM Pro revenue growth of 11%.
•	Windows Commercial revenue increased 21%, driven by an increased volume of multi-year agreements and the mix of products that carry higher in-quarter revenue recognition.

PART I

Item 2

•	Gaming revenue increased 18%, driven by Xbox software and services revenue growth of 24%, mainly from third-party title strength.
•	Microsoft Surface revenue increased 32% against a prior year comparable impacted by product end-of-life-cycle dynamics.
•	Search advertising revenue, excluding traffic acquisition costs, increased 16%, driven by higher revenue per search and search volume.

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

Our success is highly dependent on our ability to attract and retain qualified employees. We hire a mix of university and industry talent worldwide. We compete for talented individuals globally by offering an exceptional working environment, broad customer reach, scale in resources, the ability to grow one’s career across many different products and businesses, and competitive compensation and benefits. Aggregate demand for our software, services, and devices is correlated to global macroeconomic and geopolitical factors, which remain dynamic.

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2017 negatively impacted reported revenue and reduced reported expenses from our international operations. This trend has reversed in fiscal year 2018. Strengthening of foreign currencies relative to the U.S. dollar positively impacted reported revenue and increased reported expenses from our international operations.

Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

PART I

Item 2

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

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2018	2017		2018	2017

Revenue	$26,819	$23,212	16%	$80,275	$70,966	13%
Gross margin	17,550	15,152	16%	51,664	45,161	14%
Operating income	8,292	6,723	23%	24,679	21,343	16%
Net income	7,424	5,486	35%	7,698	17,420	(56)%
Diluted earnings per share	0.95	0.70	36%	0.99	2.22	(55)%

Adjusted net income	7,424	5,486	35%	21,498	17,420	23%
Adjusted diluted earnings per share	0.95	0.70	36%	2.76	2.22	24%

Consolidated results of operations include LinkedIn results since the date of acquisition on December 8, 2016. The nine months ended March 31, 2018 includes a full period of LinkedIn results, whereas the nine months ended March 31, 2017 only includes 113 days of LinkedIn results.

Adjusted net income and adjusted diluted earnings per share exclude the net charge related to the TCJA. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Revenue increased $3.6 billion or 16%, driven by growth across each of our segments. Productivity and Business Processes revenue increased, driven by higher revenue from Office and LinkedIn. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue increased, driven by higher revenue from Windows, Gaming, Surface, and Search advertising. Revenue included a favorable foreign currency impact of 3%.

Gross margin increased $2.4 billion or 16%, due to growth across each of our segments. Gross margin included a favorable foreign currency impact of 3%. Gross margin percentage increased slightly, driven by gross margin percentage improvement in Productivity and Business Processes and favorable segment sales mix, offset in part by gross margin percentage decline in Intelligent Cloud. Gross margin included a 6-percentage point improvement in commercial cloud gross margin percentage, primarily across Azure and Office 365, offset in part by increased Azure sales mix.

PART I

Item 2

Operating income increased $1.6 billion or 23%, driven by growth across each of our segments. Operating income included a favorable foreign currency impact of 3%.

Key changes in expenses were:

•	Cost of revenue increased $1.2 billion or 15%, mainly due to growth in our commercial cloud and Gaming.
•

Sales and marketing expenses increased $463 million or 12%, primarily due to investments in commercial sales capacity and LinkedIn. Sales and marketing included an unfavorable foreign currency impact of 3%.

•	Research and development expenses increased $360 million or 11%, primarily due to investments in cloud engineering and LinkedIn.

Nine Months Ended March 31, 2018 Compared with Nine Months Ended March 31, 2017

Revenue increased $9.3 billion or 13%, driven by growth across each of our segments. Productivity and Business Processes revenue increased, driven by LinkedIn and higher revenue from Office. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue increased, driven by higher revenue from Gaming, Search advertising, Windows, and Surface, offset in part by lower revenue from Phones.

Gross margin increased $6.5 billion or 14%, due to growth across each of our segments. Gross margin percentage increased slightly, driven by gross margin percentage improvement in More Personal Computing and favorable segment sales mix, offset in part by gross margin percentage decline in Intelligent Cloud. Gross margin included a 7-percentage point improvement in commercial cloud gross margin percentage, primarily across Azure and Office 365, offset in part by increased Azure sales mix.

Operating income increased $3.3 billion or 16%, driven by growth across each of our segments. LinkedIn operating loss increased $234 million to $805 million, including $1.1 billion of amortization of intangible assets.

Key changes in expenses were:

•	Cost of revenue increased $2.8 billion or 11%, mainly due to growth in our commercial cloud, LinkedIn, Gaming, and Search advertising, offset in part by a reduction in Phone cost of revenue.
•

Sales and marketing expenses increased $1.5 billion or 14%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses. Sales and marketing included an unfavorable foreign currency impact of 2%.

•	Research and development expenses increased $1.3 billion or 13%, primarily due to LinkedIn expenses and investments in cloud engineering.
•	General and administrative expenses increased $357 million or 11%, primarily due to LinkedIn expenses and the benefit of a legal settlement in the prior year.

PART I

Item 2

Current year net income and diluted earnings per share were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted earnings per share of $13.8 billion and $1.77, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2018	2017		2018	2017

Revenue

Productivity and Business Processes	$9,006	$7,707	17%	$26,197	$21,322	23%
Intelligent Cloud	7,896	6,730	17%	22,613	19,585	15%
More Personal Computing	9,917	8,775	13%	31,465	30,059	5%

Total	$26,819	$23,212	16%	$80,275	$70,966	13%

Operating Income

Productivity and Business Processes	$3,115	$2,540	23%	$9,458	$8,498	11%
Intelligent Cloud	2,654	2,148	24%	7,623	6,216	23%
More Personal Computing	2,523	2,035	24%	7,598	6,629	15%

Total	$8,292	$6,723	23%	$24,679	$21,343	16%

Reportable Segments

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Productivity and Business Processes

Revenue increased $1.3 billion or 17%, including a favorable foreign currency impact of 3%.

•

Office Commercial revenue increased $754 million or 14%, driven by Office 365 commercial revenue growth, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $108 million or 12%, driven by Office 365 consumer revenue growth, mainly due to growth in subscribers.
•	LinkedIn revenue increased $359 million or 37%, driven by strong momentum across all businesses.
•	Dynamics revenue increased 17%, driven by Dynamics 365 revenue growth.

Operating income increased $575 million or 23%, including a favorable foreign currency impact of 4%.

•

Gross margin increased $1.0 billion or 18%, driven by growth in Office and LinkedIn. Gross margin percentage increased slightly, primarily due to gross margin percentage improvement in Office 365 commercial and LinkedIn, offset in part by an increased mix of cloud offerings. Gross margin included a favorable foreign currency impact of 3%.

•

Operating expenses increased $468 million or 14%, driven by investments in LinkedIn, commercial sales capacity, and cloud engineering. Operating expenses included an unfavorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $1.2 billion or 17%, including a favorable foreign currency impact of 2%.

•	Server products and cloud services revenue increased $1.0 billion or 20%, driven by Azure revenue growth of 93% and server products licensed on-premises revenue growth of 3%.
•

Enterprise Services revenue increased $106 million or 8%, driven by higher revenue from Premier Support Services and Microsoft Consulting Services, offset in part by a decline in revenue from custom support agreements.

PART I

Item 2

Operating income increased $506 million or 24%, including a favorable foreign currency impact of 3%.

•

Gross margin increased $739 million or 16%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage decreased, primarily due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in Azure. Gross margin included a favorable foreign currency impact of 2%.

•	Operating expenses increased $233 million or 9%, driven by investments in commercial sales capacity and cloud engineering. Operating expenses included an unfavorable foreign currency impact of 2%.

More Personal Computing

Revenue increased $1.1 billion or 13%.

•

Windows revenue increased $359 million or 8%, driven by Windows Commercial and Windows OEM revenue growth. Windows Commercial revenue increased 21%, driven by an increased volume of multi-year agreements and the mix of products that carry higher in-quarter revenue recognition. Windows OEM revenue increased 4%. Windows OEM Pro revenue grew 11%, in line with a strengthening commercial PC market. Windows OEM non-Pro revenue declined 8%, below the consumer PC market, driven by a higher mix of lower priced licenses and continued pressure in the entry-level price category.

•	Gaming revenue increased $345 million or 18%, driven by Xbox software and services revenue growth of 24%, mainly from third-party title strength.
•	Surface revenue increased $263 million or 32% against a prior year comparable impacted by product end-of-life-cycle dynamics.
•

Search advertising revenue increased $185 million or 12%. Search advertising revenue, excluding traffic acquisition costs, increased 16%, driven by growth in Bing, primarily due to higher revenue per search and search volume.

Operating income increased $488 million or 24%, including a favorable foreign currency impact of 4%.

•	Gross margin increased $616 million or 13%, driven by growth in Windows and Surface. Gross margin percentage was relatively unchanged. Gross margin included a favorable foreign currency impact of 2%.
•	Operating expenses increased $128 million or 5%, driven by investments in Gaming, Search advertising, and AI engineering.

Nine Months Ended March 31, 2018 Compared with Nine Months Ended March 31, 2017

Productivity and Business Processes

Revenue increased $4.9 billion or 23%.

•	LinkedIn revenue increased $2.6 billion to $3.8 billion. LinkedIn revenue primarily consisted of revenue from Talent Solutions.
•

Office Commercial revenue increased $1.8 billion or 12%, driven by Office 365 commercial revenue growth, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $307 million or 12%, driven by Office 365 consumer revenue growth, mainly due to growth in subscribers.
•	Dynamics revenue increased 14%, driven by Dynamics 365 revenue growth.

Operating income increased $960 million or 11%.

•

Gross margin increased $3.6 billion or 22%, driven by LinkedIn and growth in Office. Gross margin percentage decreased, due to an increased mix of cloud offerings and LinkedIn, offset in part by gross margin percentage improvement in Office 365 commercial. LinkedIn cost of revenue increased $768 million to $1.3 billion, including $664 million of amortization for acquired intangible assets.

•

Operating expenses increased $2.6 billion or 34%, driven by LinkedIn expenses and investments in commercial sales capacity and cloud engineering. LinkedIn operating expenses increased $2.1 billion to $3.3 billion, including $463 million of amortization of acquired intangible assets.

PART I

Item 2

Intelligent Cloud

Revenue increased $3.0 billion or 15%.

•	Server products and cloud services revenue increased $2.8 billion or 18%, driven by Azure revenue growth of 94% and server products licensed on-premises revenue growth of 3%.
•

Enterprise Services revenue increased $186 million or 5%, driven by higher revenue from Premier Support Services and Microsoft Consulting Services, offset in part by a decline in revenue from custom support agreements.

Operating income increased $1.4 billion or 23%.

•

Gross margin increased $1.8 billion or 13%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage decreased, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in Azure.

•	Operating expenses increased $391 million or 5%, driven by investments in commercial sales capacity and cloud engineering.

More Personal Computing

Revenue increased $1.4 billion or 5%.

•

Windows revenue increased $393 million or 3%, driven by growth in Windows OEM and Windows Commercial, offset by a decline in patent licensing revenue. Windows OEM revenue increased 4%. Windows OEM Pro revenue grew 10%, slightly ahead of a strengthening commercial PC market. Windows OEM non-Pro revenue declined 4%, below the consumer PC market, driven by a higher mix of lower priced licenses and continued pressure in the entry-level price category. Windows Commercial revenue increased 8%, driven by multi-year agreement revenue growth.

•	Gaming revenue increased $658 million or 9%, driven by Xbox software and services revenue growth of 15%, mainly from third-party title strength.
•

Search advertising revenue increased $610 million or 13%. Search advertising revenue, excluding traffic acquisition costs, increased 15%, driven by growth in Bing, due to higher revenue per search and search volume.

•	Surface revenue increased $389 million or 13% against a prior year comparable impacted by product end-of-life-cycle dynamics.
•	Phone revenue decreased $524 million.

Operating income increased $969 million or 15%.

•

Gross margin increased $1.1 billion or 7%, driven by growth in Windows, Surface, and Search advertising. Gross margin percentage increased, due to gross margin percentage improvement in Surface and a favorable sales mix.

•	Operating expenses increased $139 million or 2%, driven by investments in Search advertising, AI, and Gaming engineering, offset in part by a decrease in Windows marketing expenses and Phone expenses.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2018	2017		2018	2017

Research and development	$3,715	$3,355	11%	$10,793	$9,523	13%
As a percent of revenue	14%	14%	0ppt	13%	13%	0ppt

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

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Research and development expenses increased $360 million or 11%, primarily due to investments in cloud engineering and LinkedIn.

Nine Months Ended March 31, 2018 Compared with Nine Months Ended March 31, 2017

Research and development expenses increased $1.3 billion or 13%, primarily due to LinkedIn expenses and investments in cloud engineering. LinkedIn expenses increased $697 million to $1.1 billion.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2018	2017		2018	2017

Sales and marketing	$4,335	$3,872	12%	$12,709	$11,169	14%
As a percent of revenue	16%	17%	(1)ppt	16%	16%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Sales and marketing expenses increased $463 million or 12%, primarily due to investments in commercial sales capacity and LinkedIn. Sales and marketing included an unfavorable foreign currency impact of 3%.

Nine Months Ended March 31, 2018 Compared with Nine Months Ended March 31, 2017

Sales and marketing expenses increased $1.5 billion or 14%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses. LinkedIn expenses increased $1.1 billion to $1.8 billion, including $463 million of amortization of acquired intangible assets. Sales and marketing included an unfavorable foreign currency impact of 2%.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2018	2017		2018	2017

General and administrative	$1,208	$1,202	0%	$3,483	$3,126	11%
As a percent of revenue	5%	5%	0ppt	4%	4%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

General and administrative expenses increased slightly.

PART I

Item 2

Nine Months Ended March 31, 2018 Compared with Nine Months Ended March 31, 2017

General and administrative expenses increased $357 million or 11%, primarily due to LinkedIn expenses and the benefit of a legal settlement in the prior year. LinkedIn expenses increased $233 million to $393 million.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2018	2017	2018	2017

Dividends and interest income	$575	$380	$1,578	$984
Interest expense	(691)	(609)	(2,061)	(1,567)
Net recognized gains on investments	510	790	1,851	1,893
Net losses on derivatives	(72)	(200)	(206)	(340)
Net gains (losses) on foreign currency remeasurements	20	50	(49)	(143)
Other, net	7	(40)	2	(227)

Total	$349	$371	$1,115	$600

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

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Dividends and interest income increased primarily due to higher portfolio balances and yields on fixed-income securities. Interest expense increased primarily due to higher outstanding long-term debt and higher finance lease expense. Net recognized gains on investments decreased primarily due to higher losses on sales of fixed-income securities. Net losses on derivatives decreased primarily due to lower losses on foreign currency, equity, and other derivatives.

Nine Months Ended March 31, 2018 Compared with Nine Months Ended March 31, 2017

Dividends and interest income increased primarily due to higher portfolio balances and yields on fixed-income securities. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments decreased primarily due to higher losses on sales of fixed-income securities, offset in part by higher gains on equity securities. Net losses on derivatives decreased primarily due to lower losses on equity, foreign currency, and other derivatives. Other, net reflects recognized losses from certain joint ventures and divestitures in the prior period.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 14% and 23% for the three months ended March 31, 2018 and 2017, respectively, and 70% and 21% for the nine months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to the reduction of the U.S. federal statutory tax rate as a result of the TCJA. The increase in our effective tax rate for the year-to-date compared to the prior year was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

Our effective tax rate for the three months ended March 31, 2018 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. Our effective tax rate for the nine months ended March 31, 2018 was higher than the U.S. federal statutory rate, primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

PART I

Item 2

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning July 1, 2018.

The TCJA was effective in the second quarter of fiscal year 2018. As of March 31, 2018, we have not completed our accounting for the tax effects of the TCJA. During the second quarter of fiscal year 2018, we recorded a provisional net charge based on reasonable estimates for those tax effects. We have not recorded any adjustments to our provisional net charge in the third quarter of fiscal year 2018. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date.

During the second quarter of fiscal year 2018, we recorded an estimated net charge of $13.8 billion related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.8 billion, offset in part by the impact of changes in the tax rate of $4.0 billion, primarily on deferred tax assets and liabilities.

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2018, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

Tax contingencies and other income tax liabilities were $14.5 billion and $13.5 billion as of March 31, 2018 and June 30, 2017, respectively, and are included in long-term income taxes on our consolidated balance sheets. This increase relates primarily to current period intercompany transfer pricing.

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

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2018	2017		2018	2017

Net income	$7,424	$5,486	35%	$7,698	$17,420	(56)%
Net charge related to the TCJA	0	0		13,800	0

Adjusted net income	$7,424	$5,486	35%	$21,498	$17,420	23%

Diluted earnings per share	$0.95	$0.70	36%	$0.99	$2.22	(55)%
Net charge related to the TCJA	0	0		1.77	0

Adjusted diluted earnings per share	$0.95	$0.70	36%	$2.76	$2.22	24%

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $132.3 billion and $133.0 billion as of March 31, 2018 and June 30, 2017, respectively. Equity and other investments were $2.8 billion and $6.0 billion as of March 31, 2018 and June 30, 2017, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

As a result of the TCJA, our cash, cash equivalents, and short-term investments held by foreign subsidiaries are no longer subject to U.S. tax on repatriation into the U.S.

Securities Lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash collateral received is recorded as an asset with a corresponding liability. Our average and maximum securities lending payable balances were $21 million and $71 million, respectively, for the three months ended March 31, 2018. Our average and maximum securities lending payable balances were $150 million and $600 million, respectively, for the nine months ended March 31, 2018. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, domestic and international equities, and mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, commercial paper, mortgage- and asset-backed securities, and certificates of deposit. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Cash from operations increased $4.0 billion to $32.5 billion for the nine months ended March 31, 2018, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to employees, net cash paid for income taxes, cash paid for interest on debt, and cash paid to suppliers. Cash used in financing was $27.6 billion for the nine months ended March 31, 2018, compared to cash from financing of $11.1 billion for the nine months ended March 31, 2017. The change was mainly due to a $39.1 billion decrease in proceeds from issuance of debt, net of repayments, offset in part by a $1.7 billion decrease in cash used for common stock repurchases. Cash used in investing decreased $36.0 billion to $3.4 billion for the nine months ended March 31, 2018, mainly due to a $25.1 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $12.7 billion increase in cash from net investment purchases, sales, and maturities.

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

Unearned Revenue

Unearned revenue comprises mainly unearned revenue related to volume licensing programs and includes Software Assurance (“SA”) and cloud services. Unearned revenue is generally billed upfront at the beginning of each annual coverage period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

The following table outlines the expected future recognition of unearned revenue as of March 31, 2018:

(In millions)

Three Months Ending,

June 30, 2018	$10,087
September 30, 2018	5,573
December 31, 2018	4,049
March 31, 2019	1,661
Thereafter	2,585

Total	$23,955

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

PART I

Item 2

Share Repurchases

For the nine months ended March 31, 2018, we repurchased 78 million shares of our common stock for $6.5 billion through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. Additionally, we have agreed to cover damages resulting from breaches of certain security and privacy commitments in our cloud business. In evaluating estimated losses on these obligations, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact on our consolidated financial statements during the periods presented.

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

PART I

Item 2

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

The following table sets forth the one-day VaR for substantially all of our positions:

(In millions)

	March 31, 2018	June 30, 2017	Three Months Ended March 31, 2018

Risk Categories			Average	High	Low

Foreign currency	$178	$114	$181	$197	$160
Interest rate	163	152	173	179	163
Equity	30	54	26	30	25

Total one-day VaR for the combined risk categories was $254 million and $207 million as of March 31, 2018 and June 30, 2017, respectively. The total VaR is 31% and 35% less as of March 31, 2018 and June 30, 2017, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate their adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

PART II

Item 1A

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Hackers tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. Hackers that acquire user account information at other companies can use that information to compromise our users’ accounts where accounts share the same attributes like passwords. Inadequate account security practices may also result in unauthorized access. We are also increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks.

To defend against security threats to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide customers security tools such as firewalls and anti-virus software and information about the need to deploy security measures and the impact of doing so.

PART II

Item 1A

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

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer or user data we or our vendors store and manage. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may cause higher operating expenses or hinder growth of our products and services.

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

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Microsoft Azure, Microsoft Account services, Office 365, OneDrive, SharePoint Online, Skype, Xbox Live, Outlook.com, and Windows Stores. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

The European Commission (“the Commission”) closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. Flagship product releases such as Windows 10 can receive significant scrutiny under competition laws. For example, in 2004, the Commission ordered us to create new versions of our Windows operating system that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments we offered to address the Commission’s concerns relating to competition in web browsing software, including an undertaking to address Commission concerns relating to interoperability. The web browsing commitments expired in 2014. The remaining obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products, which could hamper sales of our products.

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

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. In 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. The law requires firms to meet new requirements regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law may entail substantial expense and the diversion of engineering resources from other projects. If we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, we might experience reduced demand for our offerings. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Non-compliance with the GDPR may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, or private lawsuits.

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

PART II

Item 1A

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

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems or operations because of a major earthquake, weather event, cyberattack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our operating results.

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

Changes in our sales organization may impact revenues. In July 2017, we announced plans to reorganize our global sales organization to help enable customers’ digital transformation, add greater technical ability to our sales force, and create pooled resources that can be used across countries and industries. The reorganization is the most significant change in our global sales organization in our history, involving employees changing roles, adding additional talent, realigning teams, and onboarding new partners. Successfully executing these changes will be a significant factor in enabling future revenue growth. As we navigate through this transition, sales, profitability, and cash flow could be adversely impacted.

PART II

Item 2, 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DIVIDENDS AND SHARE REPURCHASES

Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the third quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2018 – January 31, 2018	6,838,966	$89.91	6,838,966	$32,785
February 1, 2018 – February 28, 2018	12,389,259	91.16	12,389,259	31,656
March 1, 2018 – March 31, 2018	14,573,553	93.02	14,573,553	30,300

	33,801,778		33,801,778

All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

ITEM 5. OTHER INFORMATION

Effective April 23, 2018, the Company approved forms of stock award agreement under the Microsoft Corporation 2017 Stock Plan for grants to participants in the Company’s Executive Incentive Plan, including executive officers. The forms of award agreement are for service-based awards and performance-based awards. These award agreements are based on the forms of executive officer award agreement previously used under the Company’s 2001 Stock Plan, which is no longer used for executive officer grants, excluding previous agreement provisions relating to Section 162(m) of the Internal Revenue Code.

The summary is qualified by the text of the award agreements, copies of which are filed as exhibits 10.26 and 10.27 to this report.

PART II

Item 6

ITEM 6. EXHIBITS

10.26*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan

10.27*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan

15.1	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

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

April 26, 2018