Form 10-K
period 2018-06-30
MICROSOFT CORP
filed 2018-08-03
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

As of December 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $650.1 billion based on the closing sale price as reported on the NASDAQ National Market System. As of July 31, 2018, there were 7,668,217,316 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 28, 2018 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2018

PART I

Item 1

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Embracing Our Future

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

We continue to transform our business to lead in the new era of the intelligent cloud and intelligent edge. We bring technology and products together into experiences and solutions that unlock value for our customers. In this next phase of innovation, computing is more powerful and ubiquitous from the cloud to the edge. Artificial intelligence (“AI”) capabilities are rapidly advancing, fueled by data and knowledge of the world. Physical and virtual worlds are coming together to create richer experiences that understand the context surrounding people, the things they use, the places they go, and their activities and relationships. A person’s experience with technology spans a multitude of devices and has become increasingly more natural and multi-sensory with voice, ink, and gaze interactions.

What We Offer

Founded in 1975, we develop and support software, services, devices, and solutions that deliver new value for customers and help people and businesses realize their full potential.

Our products include operating systems; cross-device productivity applications; server applications; business solution applications; desktop and server management tools; software development tools; and video games. We also design, manufacture, and sell devices, including PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

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

Reinvent Productivity and Business Processes

We are in a unique position to empower people and organizations to succeed in a rapidly evolving workplace. Computing experiences are evolving, no longer bound to one device at a time. Instead, experiences are expanding to many devices as people move from home to work to on the go. These modern needs, habits, and expectations of our customers are motivating us to bring Microsoft Office 365, Windows platform, devices, including Microsoft Surface, and third-party applications into a more cohesive Microsoft 365 experience.

Our growth depends on securely delivering continuous innovation and advancing our leading productivity and collaboration tools and services, including Office, Microsoft Dynamics, and LinkedIn. Microsoft 365 brings together Office 365, Windows 10, and Enterprise Mobility + Security to help organizations empower their employees with AI-backed tools that unlock creativity, increase teamwork, and fuel innovation, all the while enabling compliance coverage and data protection. Microsoft Teams is core to our vision for the modern workplace as the digital hub that creates a single canvas for teamwork, conversations, meetings, and content. Microsoft Relationship Sales solution brings together LinkedIn Sales Navigator and Dynamics to transform business to business sales through social selling. Dynamics 365 for Talent with LinkedIn Recruiter and Learning gives human resource professionals a complete solution to compete for talent.

These scenarios represent a move to unlock creativity and inspire teamwork, while simplifying security and management. Organizations of all sizes can now digitize business-critical functions, redefining what customers can expect from their business applications. This creates an opportunity for us to reach new customers and increase usage and engagement with existing customers.

Build the Intelligent Cloud Platform

Companies are looking to use digital technology to fundamentally reimagine how they empower their employees, engage customers, optimize their operations, and change the very core of their products and services. Partnering with organizations on their digital transformation is one of our largest opportunities and we are uniquely positioned to become the strategic digital transformation platform and partner of choice.

Our strategy requires continued investment in datacenters and other infrastructure to support our services. Microsoft Azure is a trusted cloud with comprehensive compliance coverage and AI-based security built in.

Our cloud business benefits from three economies of scale: datacenters that deploy computational resources at significantly lower cost per unit than smaller ones; datacenters that coordinate and aggregate diverse customer, geographic, and application demand patterns, improving the utilization of computing, storage, and network resources; and multi-tenancy locations that lower application maintenance labor costs.

As one of the two largest providers of cloud computing at scale, we believe we work from a position of strength. Being a global, hyper-scale cloud, Azure uniquely offers hybrid consistency, developer productivity, AI capabilities, and trusted security and compliance. Moreover, with Azure Stack, organizations can extend Azure into their own datacenters to create a consistent stack across the public cloud and the intelligent edge. Our hybrid infrastructure consistency spans identity, data, compute, management, and security, helping to support the real-world needs and evolving regulatory requirements of commercial customers and enterprises.

The ability to convert data into AI drives our competitive advantage. Azure SQL Database makes it possible for customers to take Microsoft SQL Server from their on-premises datacenter to a fully managed instance in the cloud to utilize built-in AI. We are accelerating adoption of AI innovations from research to products. Our innovation helps every developer be an AI developer, with approachable new tools from Azure Machine Learning Studio for creating simple machine learning models, to the powerful Azure Machine Learning Workbench for the most advanced AI modeling and data science.

PART I

Item 1

On June 4, 2018, Microsoft announced plans to acquire GitHub, Inc., a service that millions of developers around the world rely on to write code together. The acquisition is expected to close by the end of the calendar year.

Create More Personal Computing

We strive to make computing more personal by putting users at the core of the experience, enabling them to interact with technology in more intuitive, engaging, and dynamic ways. Windows 10 is the cornerstone of our ambition, providing a foundation for the secure, modern workplace, and designed to foster innovation through rich and consistent experiences across the range of existing devices and entirely new device categories. Windows 10 empowers people with AI-first interfaces ranging from voice-activated commands through Cortana, inking, immersive 3D content storytelling, and mixed reality experiences. Cloud sharing and co-authoring experiences are now natively enabled with OneDrive files on demand. Windows 10 is more accessible for everyone with new features like Eye Control, which gives people the ability to operate a PC using just their eyes.

Our ambition for Windows 10 is to broaden our economic opportunity through three key levers: an original equipment manufacturer (“OEM”) ecosystem that creates exciting new hardware designs for Windows 10; our commitment to our first-party premium device portfolio; and monetization opportunities such as gaming, services, subscriptions, and search advertising.

We are working to create a broad developer opportunity by unifying the Windows installed base on Windows 10 and enabling universal Windows applications to run across devices so developers and OEMs can contribute to a thriving Windows ecosystem. Additionally, we are committed to designing and marketing first-party devices, such as the Surface Laptop, Surface Book 2, and Surface Pro to help drive innovation, create new device categories, and stimulate demand in the Windows ecosystem.

We are mobilizing to pursue our expansive opportunity in the gaming industry, broadening our approach to how we think about gaming end-to-end, from the way games are created and distributed to how they are played and viewed. We have a strong position with our Xbox One console, our large and growing highly engaged community of gamers on Xbox Live, and with Windows 10, the most popular operating system for PC gamers. And we will continue to connect our gaming assets across PC, console, and mobile, and work to grow and engage the Xbox Live member network more deeply and frequently with new services like Mixer and Xbox Game Pass. Our approach is to enable gamers to play the games they want, with the people they want, on the devices they want.

Our Future Opportunity

Customers are looking to us to accelerate their own digital transformations and to unlock new opportunity in this era of intelligent cloud and intelligent edge. We continue to develop complete, intelligent solutions for our customers that empower users to be creative and work together while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Transforming the workplace to deliver new modern, modular business applications to improve how people communicate, collaborate, learn, work, play, and interact with one another.
•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.
•	Applying AI to drive insights and act on our customer’s behalf by understanding and interpreting their needs using natural methods of communication.
•

Using Windows to develop new categories of devices – both our own and third-party – as a person’s experience with technology becomes more natural, personal, and predictive with multi-sensory breakthroughs in voice, ink, gaze interactions, and augmented reality holograms.

•

Inventing new gaming experiences that bring people together around their shared love for games on any devices and pushing the boundaries of innovation with console and PC gaming by creating the next wave of entertainment.

Our future growth depends on our ability to transcend current product category definitions, business models, and sales motions. We have the opportunity to redefine what customers and partners can expect and are working to deliver new solutions that reflect the best of Microsoft.

PART I

Item 1

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

Office Commercial

Office Commercial is designed to increase personal, team, and organizational productivity through a range of products and services. Growth depends on our ability to reach new users in new markets such as first-line workers, small and medium businesses, and growth markets, as well as add value to our core product and service offerings to span productivity categories such as communication, collaboration, analytics, and security. Office Commercial revenue is mainly affected by a combination of continued installed base growth and average revenue per user expansion, as well as the continued shift from Office licensed on-premises to Office 365. CALs provide certain Office Commercial products and services with access rights to our server products and CAL revenue is reported with the associated Office products and services.

Office Consumer

Office Consumer is designed to increase personal productivity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set, and continue to expand our product and service offerings into new markets. Office Consumer revenue is mainly affected by the percentage of customers that buy Office with their new devices and the continued shift from Office licensed on-premises to Office 365. Office Consumer Services revenue is mainly affected by the demand for communication and storage through Skype, Outlook.com, and OneDrive, which is largely driven by subscriptions, advertising, and the sale of minutes.

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

Dynamics

Dynamics provides on-premises and cloud-based business solutions for financial management, enterprise resource planning (“ERP”), customer relationship management (“CRM”), supply chain management, and analytics applications for small and medium businesses, large organizations, and divisions of global enterprises. Dynamics revenue is largely driven by the number of users licensed and the continued shift to Dynamics 365, a unified set of cloud-based intelligent business applications.

Competition

Competitors to Office include software and global application vendors, such as Apple, Cisco Systems, Facebook, Google, IBM, and Slack, and numerous web-based and mobile application competitors as well as local application developers. Apple distributes versions of its pre-installed application software, such as email and calendar products, through its PCs, tablets, and phones. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Skype for Business and Skype also compete with a variety of instant messaging, voice, and video communication providers, ranging from start-ups to established enterprises. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products and services. We compete by providing powerful, flexible, secure, and easy-to-use productivity and collaboration tools and services that create comprehensive solutions and work well with technologies our customers already have both on-premises or in the cloud.

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

Dynamics competes with vendors such as Infor, Oracle, NetSuite. Salesforce.com, SAP, and The Sage Group to provide on-premise and cloud-based business solutions for small, medium, and large organizations.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including SQL Server, Windows Server, Visual Studio, System Center, and related CALs, and Azure.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

PART I

Item 1

Server Products and Cloud Services

Our server products are designed to make IT professionals, developers, and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, business intelligence, storage, management and operations, virtualization, service-oriented architecture platform, security, and identity software. We also license standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server products revenue is mainly affected by purchases through volume licensing programs, licenses sold to OEMs, and retail packaged products. CALs provide access rights to certain server products, including SQL Server and Windows Server, and revenue is reported along with the associated server product.

Azure is a comprehensive set of cloud services that offer developers, IT professionals, and enterprises freedom to build, deploy, and manage applications on any platform or device. Customers can use Azure through our global network of datacenters for basic computing, networking, storage, mobile and web app services, AI, Internet of Things (“IoT”), cognitive services, and machine learning. Azure enables customers to devote more resources to development and use of applications that benefit their organizations, rather than managing on-premises hardware and software. Azure revenue is mainly affected by infrastructure-as-a-service and platform-as-a-service consumption-based services, and per user-based services such as Enterprise Mobility + Security.

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

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across all devices. This segment primarily comprises:

•

Windows, including Windows OEM licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows IoT; and MSN advertising.

•	Devices, including Surface, PC accessories, and other intelligent devices.
•	Gaming, including Xbox hardware and Xbox software and services, comprising Xbox Live transactions, subscriptions, and advertising (“Xbox Live”), video games, and third-party video game royalties.
•	Search.

Windows

The Windows operating system is designed to deliver a more personal computing experience for users by enabling consistency of experience, applications, and information across their devices. Windows OEM revenue is impacted significantly by the number of Windows operating system licenses purchased by OEMs, which they pre-install on the devices they sell. In addition to computing device market volume, Windows OEM revenue is impacted by:

•	The mix of computing devices based on form factor and screen size.
•	Differences in device market demand between developed markets and growth markets.
•	Attachment of Windows to devices shipped.
•	Customer mix between consumer, small and medium businesses, and large enterprises.
•	Changes in inventory levels in the OEM channel.
•

Pricing changes and promotions, pricing variation that occurs when the mix of devices manufactured shifts from local and regional system builders to large multinational OEMs, and different pricing of Windows versions licensed.

•	Piracy.

Windows Commercial revenue, which includes volume licensing of the Windows operating system and Windows cloud services such as Windows Defender Advanced Threat Protection, is affected mainly by the demand from commercial customers for volume licensing and Software Assurance (“SA”), as well as advanced security offerings. Windows Commercial revenue often reflects the number of information workers in a licensed enterprise and is relatively independent of the number of PCs sold in a given year.

Patent licensing includes our programs to license patents we own for use across a broad array of technology areas, including mobile devices and cloud offerings.

Windows IoT extends the power of Windows and the cloud to intelligent systems by delivering specialized operating systems, tools, and services for use in embedded devices.

MSN advertising includes both native and display ads.

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

In May 2016, we announced plans to streamline our smartphone hardware business. In November 2016, we completed the sale of our feature Phone business.

PART I

Item 1

Gaming

Our gaming platform is designed to provide a unique variety of entertainment using our devices, peripherals, applications, online services, and content. We released Xbox One S and Xbox One X in August 2016 and November 2017, respectively. With the launch of the Mixer service in May 2017, offering interactive live game streaming, and Xbox Game Pass in June 2017, providing unlimited access to over 100 Xbox titles, we continue to open new opportunities for customers to engage both on- and off-console.

Xbox Live enables people to connect and share online gaming experiences and is accessible on Xbox consoles, Windows-enabled devices, and other devices. Xbox Live is designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. Xbox Live revenue is mainly affected by subscriptions and sales of Xbox Live enabled content, as well as advertising. We also continue to design and sell gaming content to showcase our unique platform capabilities for Xbox consoles, Windows-enabled devices, and other devices. Growth of our Gaming business is determined by the overall active user base through Xbox Live enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences via online services, downloadable content, and peripherals.

Search

Our Search business, including Bing and Bing Ads, is designed to deliver relevant online advertising to a global audience. We have several partnerships with other companies, including Oath (formerly Yahoo! and AOL) which is owned by Verizon, through which we provide and monetize search queries. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content and advertiser offerings.

Competition

Windows faces competition from various software products and from alternative platforms and devices, mainly from Apple and Google. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, and compatibility with a broad range of hardware and software applications, including those that enable productivity.

Devices face competition from various computer, tablet, and hardware manufacturers who offer a unique combination of high-quality industrial design and innovative technologies across various price points. These manufacturers, many of which are also current or potential partners and customers, include Apple and our Windows OEMs.

Our gaming platform competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to ten years. Nintendo released its latest generation console in March 2017 and Sony released its latest generation console in November 2013. We also compete with other providers of entertainment services through online marketplaces. We believe our gaming platform is effectively positioned against competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings. Our video games competitors include Electronic Arts and Activision Blizzard. Xbox Live faces competition from various online marketplaces, including those operated by Amazon, Apple, and Google.

Our search business competes with Google and a wide array of websites, social platforms like Facebook, and portals that provide content and online offerings to end users.

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

PART I

Item 1

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

RESEARCH AND DEVELOPMENT

During fiscal years 2018, 2017, and 2016, research and development expense was $14.7 billion, $13.0 billion, and $12.0 billion, respectively. These amounts represented 13% of revenue in fiscal years 2018, 2017, and 2016. We plan to continue to make significant investments in a broad range of research and development efforts.

Product and Service Development, and Intellectual Property

We develop most of our products and services internally through the following engineering groups.

•

Cloud and AI Platform, focuses on making IT professionals, developers, and their systems more productive and efficient through development of cloud infrastructure, server, database, CRM, ERP, management and development tools, AI cognitive services, and other business process applications and services for enterprises.

•	Experiences and Devices, focuses on instilling a unifying product ethos across our end-user experiences and devices, including Office, Windows, Enterprise Mobility and Management, and devices.
•	AI and Research, focuses on our AI innovations and other forward-looking research and development efforts spanning infrastructure, services, applications, and search.
•	LinkedIn, focuses on our services that transform the way customers hire, market, sell, and learn.
•	Gaming, focuses on connecting gaming assets across the range of devices to grow and engage the Xbox Live member network through game experiences, streaming content, and social interaction.

Internal development allows us to maintain competitive advantages that come from product differentiation and closer technical control over our products and services. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. We strive to obtain information as early as possible about changing usage patterns and hardware advances that may affect software and hardware design. Before releasing new software platforms, and as we make significant modifications to existing platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing. Generally, we also create product documentation internally.

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 53,000 U.S. and international patents issued and over 29,000 pending. While we employ much of our internally developed intellectual property exclusively in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations.

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

PART I

Item 1

Investing in the Future

Our success is based on our ability to create new and compelling products, services, and experiences for our users, to initiate and embrace disruptive technology trends, to enter new geographic and product markets, and to drive broad adoption of our products and services. We invest in a range of emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. Based on our assessment of key technology trends, we maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning digital work and life experiences, cloud computing, AI, devices, and operating systems.

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

In addition to our main research and development operations, we also operate Microsoft Research. Microsoft Research is one of the world’s largest corporate research organizations and works in close collaboration with top universities around the world to advance the state-of-the-art in computer science and a broad range of other disciplines, providing us a unique perspective on future trends and contributing to our innovation.

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

OEMs

We distribute our products and services through OEMs that pre-install our software on new devices and servers they sell. The largest component of the OEM business is the Windows operating system pre-installed on devices. OEMs also sell devices pre-installed with other Microsoft products and services, including applications such as Office and the capability to subscribe to Office 365.

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

We also sell commercial and consumer products and services directly to customers, such as cloud services, search, and gaming, through our digital marketplaces, online stores, and retail stores.

PART I

Item 1

Distributors and Resellers

Organizations also license our products and services indirectly, primarily through licensing solution partners (“LSP”), distributors, value-added resellers (“VAR”), and retailers. Although each type of reselling partner may reach organizations of all sizes, LSPs are primarily engaged with large organizations, distributors resell primarily to VARs, and VARs typically reach small and medium organizations. ESAs are also typically authorized as LSPs and operate as resellers for our other volume licensing programs. Microsoft Cloud Solution Provider is our main partner program for reselling cloud services.

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

Our Dynamics business solutions are also licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services.

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

SA conveys rights to new software and upgrades for perpetual licenses released over the contract period. It also provides support, tools, and training to help customers deploy and use software efficiently. SA is included with certain volume licensing agreements and is an optional purchase with others.

Volume Licensing Programs

Enterprise Agreement

Enterprise Agreements offer large organizations a manageable volume licensing program that gives them the flexibility to buy cloud services and software licenses under one agreement. Enterprise Agreements are designed for medium or large organizations that want to license cloud services and on-premises software organization-wide over a three-year period. Organizations can elect to purchase perpetual licenses or subscribe to licenses. SA is included.

Microsoft Product and Services Agreement

Microsoft Product and Services Agreements are designed for medium and large organizations that want to license cloud services and on-premises software as needed, with no organization-wide commitment, under a single, non-expiring agreement. Organizations purchase perpetual licenses or subscribe to licenses. SA is optional for customers that purchase perpetual licenses.

Open

Open agreements are a simple, cost-effective way to acquire the latest Microsoft technology. Open agreements are designed for small and medium organizations that want to license cloud services and on-premises software over a one- to three-year period. Under the Open agreements, organizations purchase perpetual licenses and SA is optional. Under Open Value agreements, organizations can elect to purchase perpetual licenses or subscribe to licenses and SA is included.

Select Plus

Select Plus agreements are designed for government and academic organizations to acquire on-premises licenses at any affiliate or department level, while realizing advantages as one organization. Organizations purchase perpetual licenses and SA is optional.

In July 2014, we announced the retirement over a two-year period of Select Plus agreements for commercial organizations. Beginning July 2015, no new Select Plus agreements were signed with commercial organizations.

PART I

Item 1

Microsoft Online Subscription Agreement

Microsoft Online Subscription Agreements are designed for small and medium organizations that want to subscribe to, activate, provision, and maintain cloud services seamlessly and directly via the web. The agreement allows customers to acquire monthly or annual subscriptions for cloud-based services.

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

CUSTOMERS

Our customers include individual consumers, small and medium organizations, large global enterprises, public-sector institutions, internet service providers, application developers, and OEMs. No sales to an individual customer accounted for more than 10% of revenue in fiscal years 2018, 2017, or 2016. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

PART I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of August 3, 2018 were as follows:

Name	Age	Position with the Company

Satya Nadella	50	Chief Executive Officer
Christopher C. Capossela	48	Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer
Jean-Philippe Courtois	57	Executive Vice President and President, Microsoft Global Sales, Marketing and Operations
Kathleen T. Hogan	52	Executive Vice President, Human Resources
Amy E. Hood	46	Executive Vice President, Chief Financial Officer
Margaret L. Johnson	56	Executive Vice President, Business Development
Bradford L. Smith	59	President and Chief Legal Officer

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

Ms. Hood was appointed Executive Vice President and Chief Financial Officer in July 2013, subsequent to her appointment as Chief Financial Officer in May 2013. From 2010 to 2013, Ms. Hood was Chief Financial Officer of the Microsoft Business Division. From 2006 through 2009, Ms. Hood was General Manager, Microsoft Business Division Strategy. Since joining Microsoft in 2002, Ms. Hood has also held finance-related positions in the Server and Tools Business and the corporate finance organization. Ms. Hood also serves on the Board of Directors of 3M Corporation.

Ms. Johnson was appointed Executive Vice President, Business Development in September 2014. Prior to that Ms. Johnson spent 24 years at Qualcomm in various leadership positions across engineering, sales, marketing and business development. She most recently served as Executive Vice President of Qualcomm Technologies, Inc. Ms. Johnson also serves on the Board of Directors of BlackRock, Inc.

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

PART I

Item 1

EMPLOYEES

As of June 30, 2018, we employed approximately 131,000 people on a full-time basis, 78,000 in the U.S. and 53,000 internationally. Of the total employed people, 42,000 were in operations, including manufacturing, distribution, product support, and consulting services; 42,000 were in product research and development; 36,000 were in sales and marketing; and 11,000 were in general and administration. Certain of our employees are subject to collective bargaining agreements.

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

•	Other news and announcements that we may post from time to time that investors might find useful or interesting.
•	Opportunities to sign up for email alerts to have information pushed in real time.

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

Competition among platform-based ecosystems

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain attractive margins. We face significant competition from firms that provide competing platforms.

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has succeeded with some consumer products such as personal computers, tablets, phones, gaming consoles, and wearables. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform, including applications and content sold through their integrated marketplaces. They may also be able to claim security and performance benefits from their vertically integrated offer. We also offer some vertically-integrated hardware and software products and services. To the extent we shift a portion of our business to a vertically integrated model we increase our cost of revenue and reduce our operating margins.

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. We face significant competition from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that in the past were performed by personal computers. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. Popular products or services offered on competing platforms could increase their competitive strength. In addition, some of our devices compete with products made by our original equipment manufacturer (“OEM”) partners, which may affect their commitment to our platform.

•

Competing platforms have content and application marketplaces with scale and significant installed bases. The variety and utility of content and applications available on a platform are important to device purchasing decisions. Users sometimes incur costs to move data and buy new content and applications when switching platforms. To compete, we must successfully enlist developers to write applications for our platform and ensure that these applications have high quality, security, customer appeal, and value. Efforts to compete with competitors’ content and application marketplaces may increase our cost of revenue and lower our operating margins.

PART I

Item 1A

Business model competition

Companies compete with us based on a growing variety of business models.

•

Even as we transition more of our business to infrastructure-, platform-, and software-as-a-service business model, the license-based proprietary software model generates a substantial portion of our software revenue. We bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from licensing our products. Many of our competitors also develop and sell software to businesses and consumers under this model.

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

Our increasing focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence (“AI”). At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge worldview is connected with the growth of the internet of things (“IoT”). Our success in the IoT will depend on the level of adoption of our offerings such as Microsoft Azure, Azure Stack, Azure IoT Edge, and Azure Sphere. We may not establish market share sufficient to achieve scale necessary to achieve our business objectives.

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
•

Maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, tablets, gaming consoles, and other devices, as well as sensors and other endpoints.

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

PART I

Item 1A

We make significant investments in new products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Office, Bing, Microsoft SQL Server, Windows Server, the Windows Store, Azure, Office 365, Xbox Live, Mixer, LinkedIn, and other cloud-based offerings. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Windows Store, Microsoft Edge, and Bing, that drive post-license monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny and perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, which could negatively impact product and feature adoption, product design, and product quality.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. In December 2016, we completed our acquisition of LinkedIn Corporation for $27.0 billion. In June 2018, we announced an agreement to acquire GitHub, Inc. for $7.5 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We have in the past recorded, and may in the future be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. Our acquisition of LinkedIn resulted in a significant increase in our goodwill and intangible asset balances.

We may not earn the revenues we expect from our intellectual property rights.

We may not be able to adequately protect our intellectual property rights

Protecting our intellectual property rights and combating unlicensed copying and use of our software and other intellectual property on a global basis is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly countries in which the legal system provides less protection for intellectual property rights. Our revenue in these markets may grow more slowly than the underlying device market. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we educate users about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

PART I

Item 1A

We may not receive expected royalties from our patent licenses

We expend significant resources to patent the intellectual property we create with the expectation that we will generate revenues by incorporating that intellectual property in our products or services or, in some instances, by licensing our patents to others in return for a royalty. Changes in the law may continue to weaken our ability to prevent the use of patented technology or collect revenue for licensing our patents. These include legislative changes and regulatory actions that make it more difficult to obtain injunctions, and the increasing use of legal process to challenge issued patents. Similarly, licensees of our patents may fail to satisfy their obligations to pay us royalties, or may contest the scope and extent of their obligations. Finally, the royalties we can obtain to monetize our intellectual property may decline because of the evolution of technology, selling price changes in products using licensed patents, or the difficulty of discovering infringements. Finally, our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations and may negatively impact revenue.

Third parties may claim we infringe their intellectual property rights. From time to time, others claim we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents, and our offering of first-party devices, such as Microsoft Surface. To resolve these claims, we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. Besides money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so.

We may not be able to protect our source code from copying if there is an unauthorized disclosure. Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to several licensees, we take significant measures to protect the secrecy of large portions of our source code. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems, or reveal confidential information.

PART I

Item 1A

Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. Adversaries that acquire user account information at other companies can use that information to compromise our users’ accounts where accounts share the same attributes like passwords. Inadequate account security practices may also result in unauthorized access. We are also increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks.

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

PART I

Item 1A

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

We may not be able to protect information in our products and services from use by others. LinkedIn and other Microsoft products and services contain valuable information and content protected by contractual restrictions or technical measures. In certain cases, we have made commitments to our members and users to limit access to or use of this information. Changes in the law or interpretations of the law may weaken our ability to prevent third parties from scraping or gathering information or content through use of bots or other measures and using it for their own benefit, thus diminishing the value of our products and services.

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

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Azure, Microsoft account services, Office 365, OneDrive, SharePoint Online, Skype, Xbox Live, Outlook.com, and Windows Stores. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

PART I

Item 1A

Government litigation and regulatory activity relating to competition rules may limit how we design and market our products. As a leading global software and device maker, government agencies closely scrutinize us under U.S. and foreign competition laws. An increasing number of governments are actively enforcing competition laws and regulations and this includes increased scrutiny in potentially large markets such as the European Union (“EU”), the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. federal and state antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

Government regulatory actions and court decisions such as these may result in fines, or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that come from them. New competition law actions could be initiated, potentially using previous actions as precedent. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

PART I

Item 1A

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations. The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere and reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Specifically, we have been cooperating with authorities in the U.S. in connection with reports concerning our compliance with the Foreign Corrupt Practices Act in various countries. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies, and measures, sanctions, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, regulators may take the position that our offerings such as Skype are covered by existing laws regulating telecommunications services and new laws may define more of our services as regulated telecommunications services. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Legislative or regulatory action relating cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, and customers to make technology more accessible. If our products do not meet customer expectations or emerging global accessibility requirements, we could lose sales opportunities or face regulatory actions

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. The Privacy Shield and other potential rules on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. In May 2018, a new EU law governing data practices and privacy, the General Data Protection Regulation (“GDPR”), became effective. The law, which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of new compliance obligations regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if the changes we implement to comply with the GDPR make our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators apply and interpret them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage.

PART I

Item 1A

The Company’s investment in gaining insights from data is becoming central to the value of the services we deliver to customers, to our operational efficiency and key opportunities in monetization, customer perceptions of quality, and operational efficiency. Our ability to use data in this way may be constrained by regulatory developments that impede realizing the expected return from this investment. Ongoing legal reviews by regulators may result in burdensome or inconsistent requirements, including data sovereignty and localization requirements, affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity, as well as negative publicity and diversion of management time and effort.

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation are important to our ability to recruit and retain employees. We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases such as Windows 10, significant business transactions, warranty or product claims, and employment practices. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

We regularly are under audit by tax authorities in different jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect in our consolidated financial statements in the period or periods in which that determination is made.

We earn a significant amount of our operating income outside the U.S. A change in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country may result in higher effective tax rates for the Company. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including in the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely impact our tax expense and cash flows.

PART I

Item 1A

We may experience quality or supply problems. Our hardware products such as Xbox consoles, Surface devices, and other devices we design, manufacture, and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm as a result of recalls, safety alerts, or product liability claims if we fail to prevent, detect, or address such issues through design, testing, or warranty repairs.

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

We acquire some device and datacenter components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, datacenter servers, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other hardware and software products we may offer.

Our global business exposes us to operational and economic risks. Our customers are located in over 200 countries and a significant part of our revenue comes from international sales. The global nature of our business creates operational and economic risks. Our results of operations may be affected by global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political and military disputes. In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist trends in specific countries may significantly alter the trade environment. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenue.

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

We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global financial markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely affected and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

Changes in our sales organization may impact revenues. In July 2017, we announced plans to reorganize our global sales organization to help enable customers’ digital transformation, add greater technical ability to our sales force, and create pooled resources that can be used across countries and industries. The reorganization is the most significant change in our global sales organization in our history, involving employees changing roles, adding additional talent, realigning teams, and onboarding new partners. Successfully executing these changes will be a significant factor in enabling future revenue growth. As we continue to navigate through this transition, sales, profitability, and cash flow could be adversely impacted.

The development of the internet of things presents security, privacy, and execution risks. To support the growth of the intelligent cloud and the intelligent edge, we are developing products, services, and technologies to power the IoT, a network of distributed and interconnected devices employing sensors, data, and computing capabilities including AI. The IoT’s great potential also carries substantial risks. IoT products and services may contain defects in design, manufacture, or operation, that make them insecure or ineffective for their intended purposes. An IoT solution has multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control. Each layer, including the weakest layer, can impact the security of the whole system. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brands, or negatively impact our revenues or margins.

PART I

Item 1A

Issues in the use of artificial intelligence in our offerings may result in reputational harm or liability. We are building AI into many of our offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by Microsoft or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

If our reputation or our brands are damaged, our business and operating results may be harmed. Our reputation and brands are globally recognized and are important to our business. Our reputation and brands affect our ability to attract and retain consumer, business, and public-sector customers. There are numerous ways our reputation or brands could be damaged. These include product safety or quality issues, or our environmental impact, supply chain practices, or human rights record. We may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our product offering decisions or public policy positions. Damage to our reputation or our brands may occur from, among other things:

•	The introduction of new features, products, services, or terms of service that customers, users, or partners do not like.
•	Public scrutiny of our decisions regarding user privacy, data practices, or content.
•	Data security breaches, compliance failures, or actions of partners or individual employees.

The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand events. If our brands or reputation are damaged, it could negatively impact our revenues or margins, or ability to attract the most highly qualified employees.

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2018 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redmond, Washington. We have approximately 15 million square feet of space located in King County, Washington that is used for engineering, sales, marketing, and operations, among other general and administrative purposes. These facilities include approximately 10 million square feet of owned space situated on approximately 540 acres of land we own at our corporate headquarters, and approximately five million square feet of space we lease. In addition, we own and lease space domestically that includes office, datacenter, and retail space.

We also own and lease facilities internationally. The largest owned properties include: our research and development centers in China and India; our datacenters in Ireland, Singapore, and the Netherlands; and our operations and facilities in Ireland and the United Kingdom. The largest leased properties include space in the following locations: India, China, France, the United Kingdom, Canada, Australia, Germany, and Japan.

In addition to the above locations, we have various product development facilities, both domestically and internationally, as described under Research and Development (Part I, Item 1 of this Form 10-K).

The table below shows a summary of the square footage of our office, datacenter, retail, and other facilities owned and leased domestically and internationally as of June 30, 2018:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	18	13	31
International	6	13	19

Total	24	26	50

ITEM 3. LEGAL PROCEEDINGS

While not material to the Company, the Company makes the following annual report of the general activities of the Company’s Antitrust Compliance Office as required by the Final Order and Judgment in Barovic v. Ballmer et al, United States District Court for the Western District of Washington (“Final Order”). For more information see http://aka.ms/MSLegalNotice2015. These annual reports will continue through 2020. During fiscal year 2018, the Antitrust Compliance Office (a) monitored the Company’s compliance with the European Commission Decision of March 24, 2004, (“2004 Decision”) and with the Company’s Public Undertaking to the European Commission dated December 16, 2009 (“2009 Undertaking”); (b) monitored, in the manner required by the Final Order, employee, customer, competitor, regulator, or other third-party complaints regarding compliance with the 2004 Decision, the 2009 Undertaking, or other EU or U.S. laws or regulations governing tying, bundling, and exclusive dealing contracts; and, (c) monitored, in the manner required by the Final Order, the training of the Company’s employees regarding the Company’s antitrust compliance polices. In addition, the Antitrust Compliance Officer reports to the Regulatory and Public Policy Committee of the Board at each of its regularly scheduled meetings and to the full Board annually.

Refer to Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 31, 2018, there were 97,535 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2018

High	$75.97	$87.50	$97.24	$102.69	$102.69
Low	68.02	73.71	83.83	87.51	68.02

Fiscal Year 2017

High	$58.70	$64.10	$66.19	$72.89	$72.89
Low	50.39	56.32	61.95	64.85	50.39

DIVIDENDS AND SHARE REPURCHASES

Refer to Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

	(in millions)

April 1, 2018 – April 30, 2018	10,320,190	$93.11	10,320,190	$29,339
May 1, 2018 – May 31, 2018	0	0	0	29,339
June 1, 2018 – June 30, 2018	11,335,224	100.49	11,335,224	28,200

	21,655,414		21,655,414

All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2018		2017	(b)(c)	2016	(b)	2015		2014	(h)

Revenue	$110,360		$96,571		$91,154		$93,580		$86,833
Gross margin	72,007		62,310		58,374		60,542		59,755
Operating income	35,058		29,025	(d)	26,078	(e)	18,161	(g)	27,759
Net income	16,571	(a)	25,489	(d)	20,539	(e)	12,193	(g)	22,074
Diluted earnings per share	2.13	(a)	3.25	(d)	2.56	(e)	1.48	(g)	2.63
Cash dividends declared per share	1.68		1.56		1.44		1.24		1.12
Cash, cash equivalents, and short-term investments	133,768		132,981		113,240		96,526		85,709
Total assets	258,848		250,312		202,897	(f)	174,303	(f)	170,569	(f)
Long-term obligations	117,642		106,856		66,705	(f)	44,574	(f)	35,285	(f)
Stockholders’ equity	82,718		87,711		83,090		80,083		89,784

(a)

Includes a $13.7 billion net charge related to the Tax Cuts and Jobs Act, which decreased net income and diluted earnings per share (“EPS”) by $13.7 billion and $1.75, respectively. Refer to Note 13 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

(b)

Reflects the impact of the adoption of new accounting standards in fiscal year 2018 related to revenue recognition and leases. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

(c)	On December 8, 2016, we acquired LinkedIn Corporation. LinkedIn has been included in our consolidated results of operations starting on the acquisition date.
(d)

Includes $306 million of employee severance expenses primarily related to our sales and marketing restructuring plan, which decreased operating income, net income, and diluted EPS by $306 million, $243 million, and $0.04, respectively.

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

We generate revenue by licensing and supporting an array of software products; offering a wide range of cloud-based and other services to people and businesses; designing, manufacturing, and selling devices; and delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; datacenter costs in support of our cloud-based services; and income taxes.

Highlights from fiscal year 2018 compared with fiscal year 2017 included:

•	Commercial cloud revenue, which primarily comprises Microsoft Office 365 commercial, Microsoft Azure, Microsoft Dynamics 365, and other cloud properties, increased 56% to $23.2 billion.
•	Office Commercial revenue increased 11%, driven by Office 365 commercial revenue growth of 41%.
•	Office Consumer revenue increased 11% and Office 365 consumer subscribers increased to 31.4 million.
•	LinkedIn contributed revenue of $5.3 billion, driven by strong momentum across all business lines.
•	Dynamics revenue increased 13%, driven by Dynamics 365 revenue growth of 65%.
•	Server products and cloud services revenue increased 21%, driven by Azure revenue growth of 91%.
•	Enterprise Services revenue increased 5%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 5%, driven by OEM Pro revenue growth of 11%.
•	Windows Commercial revenue increased 12%, driven by an increased volume of multi-year agreements.
•	Gaming revenue increased 14%, driven by Xbox software and services revenue growth of 20%, mainly from third-party title strength.
•	Microsoft Surface revenue increased 16%, driven by a higher mix of premium devices and an increase in volumes sold, due to the latest editions of Surface.
•	Search advertising revenue, excluding traffic acquisition costs, increased 16%, driven by higher revenue per search and search volume.

On June 4, 2018, we entered into a definitive agreement to acquire GitHub, Inc. for $7.5 billion in an all-stock transaction, which is expected to close by the end of the calendar year. On December 8, 2016, we completed our acquisition of LinkedIn Corporation for a total purchase price of $27.0 billion. LinkedIn has been included in our consolidated results of operations since the date of acquisition. Refer to Note 9 – Business Combinations of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business. During fiscal year 2018, we recorded a net charge of $13.7 billion related to the TCJA. Refer to Note 13 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

We adopted the new accounting standards for revenue recognition and leases effective July 1, 2017. These new standards had a material impact in our consolidated financial statements. Beginning in fiscal year 2018, our financial results reflect adoption of the standards with prior periods restated accordingly. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2017 negatively impacted reported revenue and reduced reported expenses from our international operations. This trend reversed in fiscal year 2018. Strengthening of foreign currencies relative to the U.S. dollar positively impacted reported revenue and increased reported expenses from our international operations.

Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Seasonality

We expect our revenue to fluctuate quarterly and to be higher in the second and fourth quarters of our fiscal year. Second quarter revenue is driven by corporate year-end spending trends in our major markets and holiday season spending by consumers, and fourth quarter revenue is driven by the volume of multi-year on-premises contracts executed during the period.

Reportable Segments

We report our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. All differences between our internal management reporting basis and accounting principles generally accepted in the United States of America (“GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other.

Additional information on our reportable segments is contained in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

PART II

Item 7

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2018	2017	2016	Percentage Change 2018 Versus 2017	Percentage Change 2017 Versus 2016

Revenue	$110,360	$96,571	$91,154	14%	6%
Gross margin	72,007	62,310	58,374	16%	7%
Operating income	35,058	29,025	26,078	21%	11%
Net Income	16,571	25,489	20,539	(35)%	24%
Diluted earnings per share	2.13	3.25	2.56	(34)%	27%

Adjusted operating income	35,058	29,331	27,188	20%	8%
Adjusted net income	30,267	25,732	21,434	18%	20%
Adjusted diluted earnings per share	3.88	3.29	2.67	18%	23%

Consolidated results of operations include LinkedIn results since the date of acquisition on December 8, 2016. Fiscal year 2018 includes a full period of LinkedIn results, whereas fiscal year 2017 only includes results from the date of acquisition.

Adjusted operating income, net income, and adjusted diluted earnings per share (“EPS”) exclude the net charge related to the TCJA, and impairment and restructuring expenses. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Fiscal Year 2018 Compared with Fiscal Year 2017

Revenue increased $13.8 billion or 14%, driven by growth across each of our segments. Productivity and Business Processes revenue increased, driven by LinkedIn and higher revenue from Office. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue increased, driven by higher revenue from Gaming, Windows, Search advertising, and Surface, offset in part by lower revenue from Phone.

Gross margin increased $9.7 billion or 16%, due to growth across each of our segments. Gross margin percentage increased slightly, driven by favorable segment sales mix and gross margin percentage improvement in More Personal Computing. Gross margin included a 7 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $6.0 billion or 21%, driven by growth across each of our segments. LinkedIn operating loss increased $63 million to $987 million, including $1.5 billion of amortization of intangible assets. Operating income included a favorable foreign currency impact of 2%.

Key changes in expenses were:

•	Cost of revenue increased $4.1 billion or 12%, mainly due to growth in our commercial cloud, Gaming, LinkedIn, and Search advertising, offset in part by a reduction in Phone cost of revenue.
•	Sales and marketing expenses increased $2.0 billion or 13%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses.
•	Research and development expenses increased $1.7 billion or 13%, primarily due to investments in cloud engineering and LinkedIn expenses.
•	General and administrative expenses increased $273 million or 6%, primarily due to LinkedIn expenses.

Current year net income and diluted EPS were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted earnings per share of $13.7 billion and $1.75, respectively. Prior year diluted EPS was negatively impacted by restructuring expenses, which resulted in a decrease in operating income, net income, and diluted EPS of $306 million, $243 million, and $0.04, respectively.

PART II

Item 7

Fiscal Year 2017 Compared with Fiscal Year 2016

Revenue increased $5.4 billion or 6%, driven by growth in Productivity and Business Processes and Intelligent Cloud, offset in part by lower revenue from More Personal Computing. Productivity and Business Processes revenue increased, driven by the acquisition of LinkedIn and higher revenue from Microsoft Office. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue decreased, mainly due to lower revenue from Devices, offset in part by higher revenue from Windows and Search advertising.

Gross margin increased $3.9 billion or 7%, due to growth across each of our segments, including the acquisition of LinkedIn, driven by higher revenue. Gross margin percentage increased slightly due to a margin percent increase in More Personal Computing and segment sales mix, offset in part by margin percent declines in Productivity and Business Processes and Intelligent Cloud. Gross margin percentage includes a 5 percentage point improvement in commercial cloud gross margin primarily across Azure and Office 365.

Operating income increased $2.9 billion or 11%, primarily due to higher gross margin and lower impairment and restructuring expenses, offset in part by an increase in research and development and sales and marketing expenses. Operating income included an operating loss of $924 million related to the acquisition of LinkedIn, including $866 million of amortization of intangible assets. Operating income also included an unfavorable foreign currency impact of 3%. Key changes in expenses were:

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
•

Sales and marketing expenses increased $826 million or 6%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in Phone and marketing expenses.

•

Impairment and restructuring expenses decreased $804 million, driven by asset impairment charges and restructuring charges related to our Phone business in fiscal year 2016, offset in part by employee severance expenses primarily related to our sales and marketing restructuring plan in fiscal year 2017.

Diluted EPS was $3.25 for fiscal year 2017, and was negatively impacted by restructuring expenses, which resulted in a decrease of $0.04. Diluted EPS was $2.56 for fiscal year 2016, and was negatively impacted by impairment and restructuring expenses, which resulted in a decrease of $0.11.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2018	2017	2016	Percentage Change 2018 Versus 2017	Percentage Change 2017 Versus 2016

Revenue

Productivity and Business Processes	$35,865	$29,870	$25,792	20%	16%
Intelligent Cloud	32,219	27,407	24,952	18%	10%
More Personal Computing	42,276	39,294	40,410	8%	(3)%

Total	$110,360	$96,571	$91,154	14%	6%

Operating Income (Loss)

Productivity and Business Processes	$12,924	$11,389	$11,756	13%	(3)%
Intelligent Cloud	11,524	9,127	9,249	26%	(1)%
More Personal Computing	10,610	8,815	6,183	20%	43%
Corporate and Other	0	(306)	(1,110)	*	*

Total	$35,058	$29,025	$26,078	21%	11%

*	Not meaningful

PART II

Item 7

Reportable Segments

Fiscal Year 2018 Compared with Fiscal Year 2017

Productivity and Business Processes

Revenue increased $6.0 billion or 20%.

•

LinkedIn revenue increased $3.0 billion to $5.3 billion. Fiscal year 2018 includes a full period of results, whereas fiscal year 2017 only includes results from the date of acquisition on December 8, 2016. LinkedIn revenue primarily consisted of revenue from Talent Solutions.

•

Office Commercial revenue increased $2.4 billion or 11%, driven by Office 365 commercial revenue growth, mainly due to growth in subscribers and average revenue per user, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $382 million or 11%, driven by Office 365 consumer revenue growth, mainly due to growth in subscribers.
•	Dynamics revenue increased 13%, driven by Dynamics 365 revenue growth.

Operating income increased $1.5 billion or 13%, including a favorable foreign currency impact of 2%.

•

Gross margin increased $4.4 billion or 19%, driven by LinkedIn and growth in Office commercial. Gross margin percentage decreased slightly, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in Office 365 commercial and LinkedIn. LinkedIn cost of revenue increased $818 million to $1.7 billion, including $888 million of amortization for acquired intangible assets.

•

Operating expenses increased $2.9 billion or 25%, driven by LinkedIn expenses and investments in commercial sales capacity and cloud engineering. LinkedIn operating expenses increased $2.2 billion to $4.5 billion, including $617 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $4.8 billion or 18%.

•

Server products and cloud services revenue increased $4.5 billion or 21%, driven by Azure and server products licensed on-premises revenue growth. Azure revenue growth of 91%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products licensed on-premises revenue increased 5%, mainly due to a higher mix of premium licenses for Windows Server and Microsoft SQL Server.

•

Enterprise Services revenue increased $304 million or 5%, driven by higher revenue from Premier Support Services and Microsoft Consulting Services, offset in part by a decline in revenue from custom support agreements.

Operating income increased $2.4 billion or 26%.

•

Gross margin increased $3.1 billion or 16%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage decreased, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in Azure.

•	Operating expenses increased $683 million or 7%, driven by investments in commercial sales capacity and cloud engineering.

More Personal Computing

Revenue increased $3.0 billion or 8%.

•

Windows revenue increased $925 million or 5%, driven by growth in Windows Commercial and Windows OEM, offset by a decline in patent licensing revenue. Windows Commercial revenue increased 12%, driven by multi-year agreement revenue growth. Windows OEM revenue increased 5%. Windows OEM Pro revenue grew 11%, ahead of a strengthening commercial PC market. Windows OEM non-Pro revenue declined 4%, below the consumer PC market, driven by continued pressure in the entry-level price category.

PART II

Item 7

•	Gaming revenue increased $1.3 billion or 14%, driven by Xbox software and services revenue growth of 20%, mainly from third-party title strength.
•

Search advertising revenue increased $793 million or 13%. Search advertising revenue, excluding traffic acquisition costs, increased 16%, driven by growth in Bing, due to higher revenue per search and search volume.

•	Surface revenue increased $625 million or 16%, driven by a higher mix of premium devices and an increase in volumes sold, due to the latest editions of Surface.
•	Phone revenue decreased $525 million.

Operating income increased $1.8 billion or 20%, including a favorable foreign currency impact of 2%.

•

Gross margin increased $2.2 billion or 11%, driven by growth in Windows, Surface, Search, and Gaming. Gross margin percentage increased, primarily due to gross margin percentage improvement in Surface.

•

Operating expenses increased $391 million or 3%, driven by investments in Search, artificial intelligence, and Gaming engineering and commercial sales capacity, offset in part by a decrease in Windows marketing expenses.

Fiscal Year 2017 Compared with Fiscal Year 2016

Productivity and Business Processes

Revenue increased $4.1 billion or 16%.

•	LinkedIn revenue was $2.3 billion, primarily comprised of revenue from Talent Solutions.
•

Office Commercial revenue increased $1.4 billion or 7%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $351 million or 11%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.
•	Dynamics revenue increased 5%, primarily due to higher revenue from Dynamics 365.

Operating income decreased $367 million or 3%, including an unfavorable foreign currency impact of 2%.

•

Operating expenses increased $2.3 billion or 26%, mainly due to LinkedIn and cloud engineering expenses. Operating expenses included $2.3 billion related to our acquisition of LinkedIn, including $359 million of amortization of acquired intangible assets. Sales and marketing expenses increased $1.2 billion or 24%, research and development expenses increased $955 million or 35%, and general and administrative expenses increased $212 million or 14%.

•

Gross margin increased $2.0 billion or 9%, primarily due to our acquisition of LinkedIn. Gross margin percentage decreased, due to an increased mix of cloud offerings and amortization of acquired intangible assets related to LinkedIn. Cost of revenue included $918 million related to our acquisition of LinkedIn, including $507 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $2.5 billion or 10%.

•	Server products and cloud services revenue grew $2.6 billion or 14%, driven by Azure revenue growth of 98% and server products licensed on-premises revenue growth of 5%.
•

Enterprise Services revenue decreased 2%, driven by a decline in revenue from custom support agreements, offset in part by higher revenue from Premier Support Services and Microsoft Consulting Services.

PART II

Item 7

Operating income decreased $122 million or 1%, including an unfavorable foreign currency impact of 2%.

•

Operating expenses increased $975 million or 11%, driven by investments in sales capacity, cloud engineering, and developer engagement. Sales and marketing expenses increased $549 million or 13%, research and development expenses increased $468 million or 14%, and general and administrative expenses decreased $42 million or 3%.

•

Gross margin increased $853 million or 5%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies, offset in part by a decline in Enterprise Services gross margin. Gross margin percentage decreased, due to an increased mix of cloud offerings and lower Enterprise Services gross margin percent, offset by improvement in Azure gross margin percent.

More Personal Computing

Revenue decreased $1.1 billion or 3%.

•

Windows revenue increased $1.0 billion or 6%, mainly due to higher revenue from Windows Commercial and Windows OEM. Windows Commercial revenue grew 14%, driven by multi-year agreement revenue. Windows OEM revenue increased 3%. Windows OEM Pro revenue grew 4%, outperforming the commercial PC market, primarily due to a higher mix of premium licenses sold. Windows OEM non-Pro revenue grew 3%, outperforming the consumer PC market, primarily due to a higher mix of premium devices sold.

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

Operating income increased $2.6 billion or 43%, including an unfavorable foreign currency impact of 3%.

•

Operating expenses decreased $1.5 billion or 12%, driven by a reduction in Phone expenses and Surface launch-related expenses in the prior year. Sales and marketing expenses decreased $893 million or 16%, research and development expenses decreased $374 million or 6%, and general and administrative expenses decreased $252 million or 16%.

•

Gross margin increased $1.1 billion or 6%, driven by growth in Windows, Search advertising, and Gaming, offset in part by a decline in Phone and Surface. Gross margin percentage increased, due to favorable sales mix and gross margin percent improvements across Windows, Gaming, and Search advertising, offset by a gross margin percent decline in Devices.

Corporate and Other

Corporate and Other operating loss is comprised of corporate-level activity not specifically allocated to a segment, including impairment and restructuring expenses.

Fiscal Year 2018 Compared with Fiscal Year 2017

Corporate and Other operating loss decreased $306 million, due to a reduction in impairment and restructuring expenses, driven by employee severance expenses primarily related to our sales and marketing restructuring plan in fiscal year 2017.

PART II

Item 7

Fiscal Year 2017 Compared with Fiscal Year 2016

Corporate and Other operating loss decreased $804 million, primarily due to a reduction in impairment and restructuring expenses, driven by asset impairment charges and restructuring charges related to our Phone business in fiscal year 2016, offset in part by employee severance expenses primarily related to our sales and marketing restructuring plan in fiscal year 2017.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2018	2017	2016	Percentage Change 2018 Versus 2017	Percentage Change 2017 Versus 2016

Research and development	$14,726	$13,037	$11,988	13%	9%
As a percent of revenue	13%	13%	13%	0ppt	0ppt

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

Fiscal Year 2018 Compared with Fiscal Year 2017

Research and development expenses increased $1.7 billion or 13%, primarily due to investments in cloud engineering and LinkedIn expenses. LinkedIn expenses increased $762 million to $1.5 billion.

Fiscal Year 2017 Compared with Fiscal Year 2016

Research and development expenses increased $1.0 billion or 9%, primarily due to LinkedIn expenses and increased investments in cloud engineering, offset in part by a reduction in Phone expenses. Expenses included $745 million related to our acquisition of LinkedIn.

Sales and Marketing

(In millions, except percentages)	2018	2017	2016	Percentage Change 2018 Versus 2017	Percentage Change 2017 Versus 2016

Sales and marketing	$17,469	$15,461	$14,635	13%	6%
As a percent of revenue	16%	16%	16%	0ppt	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal Year 2018 Compared with Fiscal Year 2017

Sales and marketing expenses increased $2.0 billion or 13%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses. LinkedIn expenses increased $1.2 billion to $2.5 billion, including $617 million of amortization of acquired intangible assets.

Fiscal Year 2017 Compared with Fiscal Year 2016

Sales and marketing expenses increased $826 million or 6%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in Phone expenses and prior year marketing expenses primarily related to Surface, commercial, and Windows 10. Expenses included $1.2 billion related to our acquisition of LinkedIn, including $359 million of amortization of acquired intangible assets.

PART II

Item 7

General and Administrative

(In millions, except percentages)	2018	2017	2016	Percentage Change 2018 Versus 2017	Percentage Change 2017 Versus 2016

General and administrative	$4,754	$4,481	$4,563	6%	(2)%
As a percent of revenue	4%	5%	5%	(1)ppt	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal Year 2018 Compared with Fiscal Year 2017

General and administrative expenses increased $273 million or 6%, primarily due to LinkedIn expenses. LinkedIn expenses increased $234 million to $528 million.

Fiscal Year 2017 Compared with Fiscal Year 2016

General and administrative expenses decreased $82 million or 2%, primarily due to prior year investments in infrastructure supporting our business transformation, a reduction in Phone expenses, and lower employee-related expenses, offset in part by LinkedIn expenses. Expenses included $294 million related to our acquisition of LinkedIn.

IMPAIRMENT AND RESTRUCTURING EXPENSES

Impairment and restructuring expenses include costs associated with the impairment of intangible assets related to our Phone business, and employee severance expenses and other costs associated with the consolidation of facilities and manufacturing operations related to restructuring activities.

Fiscal Year 2018 Compared with Fiscal Year 2017

During fiscal year 2017, we recorded $306 million of employee severance expenses primarily related to our sales and marketing restructuring plan.

Fiscal Year 2017 Compared with Fiscal Year 2016

Impairment and restructuring expenses were $306 million for fiscal year 2017, compared to $1.1 billion for fiscal year 2016.

During fiscal year 2016, we recorded $630 million of asset impairment charges related to our Phone business. We also recorded $480 million of restructuring charges, including employee severance expenses and contract termination costs, primarily related to our previously announced Phone business restructuring plans.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Dividends and interest income	$2,214	$1,387	$903
Interest expense	(2,733)	(2,222)	(1,243)
Net recognized gains on investments	2,399	2,583	668
Net losses on derivatives	(187)	(510)	(443)
Net losses on foreign currency remeasurements	(218)	(111)	(129)
Other, net	(59)	(251)	(195)

Total	$1,416	$876	$(439)

PART II

Item 7

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense), net.

Fiscal Year 2018 Compared with Fiscal Year 2017

Dividends and interest income increased primarily due to higher average portfolio balances and yields on fixed-income securities. Interest expense increased primarily due to higher average outstanding long-term debt and higher finance lease expense. Net recognized gains on investments decreased primarily due to higher losses on sales of fixed-income securities, offset in part by higher gains on sales of equity securities. Net losses on derivatives decreased primarily due to lower losses on equity, foreign exchange, and commodity derivatives, offset in part by losses on interest rate derivatives in the current period as compared to gains in the prior period.

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

INCOME TAXES

Effective Tax Rate

Fiscal Year 2018 Compared with Fiscal Year 2017

Our effective tax rate for fiscal years 2018 and 2017 was 55% and 15%, respectively. The increase in our effective tax rate for fiscal year 2018 compared to fiscal year 2017 was primarily due to the net charge related to the enactment of the TCJA in fiscal year 2018 and the realization of tax benefits attributable to previous Phone business losses in fiscal year 2017. Our effective tax rate was higher than the U.S. federal statutory rate primarily due to the net charge related to the enactment of the TCJA, offset in part by earnings taxed at lower rates in foreign jurisdictions resulting from our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2018, our U.S. income before income taxes was $11.5 billion and our foreign income before income taxes was $24.9 billion. In fiscal year 2017, our U.S. income before income taxes was $6.8 billion and our foreign income before income taxes was $23.1 billion.

Fiscal Year 2017 Compared with Fiscal Year 2016

Our effective tax rate for fiscal years 2017 and 2016 was 15% and 20%, respectively. The decrease in our effective tax rate for fiscal year 2017 compared to fiscal year 2016 was primarily due to the realization of tax benefits attributable to previous Phone business losses, offset in part by changes in the mix of our income before income taxes between the U.S. and foreign countries. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2017, our U.S. income before income taxes was $6.8 billion and our foreign income before income taxes was $23.1 billion. In fiscal year 2016, our U.S. income before income taxes was $5.1 billion and our foreign income before income taxes was $20.5 billion.

PART II

Item 7

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28.1%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning July 1, 2018.

The TCJA was effective in the second quarter of fiscal year 2018. As of June 30, 2018, we have not completed our accounting for the estimated tax effects of the TCJA. During fiscal year 2018, we recorded a provisional net charge of $13.7 billion related to the TCJA based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), Financial Accounting Standards Board, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date.

During fiscal year 2018, we recorded an estimated net charge of $13.7 billion related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.9 billion, offset in part by the impact of changes in the tax rate of $4.2 billion, primarily on deferred tax assets and liabilities.

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of June 30, 2018, the primary unresolved issue relates to transfer pricing, which could have a significant impact in our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted operating income, net income and diluted earnings per share are non-GAAP financial measures which exclude the net charge related to the TCJA, and impairment and restructuring expenses. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

PART II

Item 7

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2018	2017	2016	Percentage Change 2018 Versus 2017	Percentage Change 2017 Versus 2016

Operating income	$35,058	$29,025	$26,078	21%	11%
Net charge related to the TCJA	0	0	0
Impairment and restructuring expenses	0	306	1,110

Adjusted operating income	$35,058	$29,331	$27,188	20%	8%

Net income	$16,571	$25,489	$20,539	(35)%	24%
Net charge related to the TCJA	13,696	0	0
Impairment and restructuring expenses	0	243	895

Adjusted net income	$30,267	$25,732	$21,434	18%	20%

Diluted earnings per share	$2.13	$3.25	$2.56	(34)%	27%
Net charge related to the TCJA	1.75	0	0
Impairment and restructuring expenses	0	0.04	0.11

Adjusted diluted earnings per share	$3.88	$3.29	$2.67	18%	23%

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $133.8 billion and $133.0 billion as of June 30, 2018 and 2017, respectively. Equity and other investments were $1.9 billion and $6.0 billion as of June 30, 2018 and 2017, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

As a result of the TCJA, our cash, cash equivalents, and short-term investments held by foreign subsidiaries are no longer subject to U.S. tax on repatriation into the U.S.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, common and preferred stock, and mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, mortgage- and asset-backed securities, commercial paper, certificates of deposit, and U.S. agency securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Fiscal Year 2018 Compared with Fiscal Year 2017

Cash from operations increased $4.4 billion to $43.9 billion for the fiscal year ended June 30, 2018, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to employees, net cash paid for income taxes, cash paid for interest on debt, and cash paid to suppliers. Cash used in financing was $33.6 billion for the fiscal year ended June 30, 2018, compared to cash from financing of $8.4 billion for the fiscal year ended June 30, 2017. The change was mainly due to a $41.7 billion decrease in proceeds from issuance of debt, net of repayments, offset in part by a $1.1 billion decrease in cash used for common stock repurchases. Cash used in investing decreased $40.7 billion to $6.1 billion for the fiscal year ended June 30, 2018, mainly due to a $25.1 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $19.1 billion increase in cash from net investment purchases, sales, and maturities.

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

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Refer to Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

PART II

Item 7

The following table outlines the expected future recognition of unearned revenue as of June 30, 2018:

(In millions)

Three Months Ending,

September 30, 2018	$11,081
December 31, 2018	8,688
March 31, 2019	5,995
June 30, 2019	3,141
Thereafter	3,815

Total	$32,720

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the fiscal years ended June 30, 2018, 2017, and 2016, we repurchased 99 million shares, 170 million shares, and 294 million shares of our common stock for $8.6 billion, $10.3 billion, and $14.8 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Dividends

Refer to Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. Additionally, we have agreed to cover damages resulting from breaches of certain security and privacy commitments in our cloud business. In evaluating estimated losses on these obligations, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact in our consolidated financial statements during the periods presented.

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2018:

(In millions)	2019	2020-2021	2022-2023	Thereafter	Total

Long-term debt: (a)
Principal payments	$4,000	$9,268	$10,794	$52,836	$76,898
Interest payments	2,377	4,495	4,066	31,247	42,185
Construction commitments (b)	1,793	107	0	0	1,900
Operating leases, including imputed interest (c)	1,538	2,567	1,778	2,416	8,299
Finance leases, including imputed interest (c)	470	1,101	1,142	5,751	8,464
Transition tax (d)	1,495	2,808	2,808	10,530	17,641
Purchase commitments (e)	19,321	874	255	408	20,858
Other long-term liabilities (f)	0	76	19	313	408

Total contractual obligations	$30,994	$21,296	$20,862	$103,501	$176,653

(a)	Refer to Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	Refer to Note 8 – Property and Equipment of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

PART II

Item 7

(c)	Refer to Note 16 – Leases of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(d)	Refer to Note 13 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(e)	Amounts represent purchase commitments, including open purchase orders and take-or-pay contracts that are not presented as construction commitments above.
(f)

We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $13.6 billion from the amounts presented as the timing of these obligations is uncertain. We have also excluded unearned revenue and non-cash items.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax of $17.9 billion on deferred foreign income not previously subject to U.S. income tax. In fiscal year 2018, we paid transition tax of $228 million. Under the TCJA, the remaining transition tax of $17.6 billion is payable interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight.

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

PART II

Item 7

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

Our products are generally sold with a right of return, we may provide other credits or incentives, and in certain instances we estimate customer usage of our products and services, which are accounted for as variable consideration when determining the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Changes to our estimated variable consideration were not material for the periods presented.

The new standard related to revenue recognition had a material impact in our consolidated financial statements. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

The TCJA significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Refer to Note 13 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Inventories

Inventories are stated at average cost, subject to the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price less estimated costs of completion, disposal, and transportation. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. These reviews include analysis of demand forecasts, product life cycle status, product development plans, current sales levels, pricing strategy, and component cost trends. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

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
Corporate Vice President, Finance and Administration; Chief Accounting Officer

PART II

Item 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS

We are exposed to economic risk from foreign exchange rates, interest rates, credit risk, and equity prices. We use derivatives instruments to manage these risks, however, they may still impact our consolidated financial statements.

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency positions. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of the fixed-income portfolio to achieve economic returns that correlate to certain global fixed-income indices.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We manage credit exposures relative to broad-based indices and to facilitate portfolio diversification.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk.

SENSITIVITY ANALYSIS

Historically, we used a value-at-risk (“VaR”) model to estimate and quantify our market risks. This included presenting one-day VaR as well as average, high, and low VaR by risk category throughout the reporting period. Given the changes in size and allocation of our portfolio of financial assets, we believe sensitivity analysis is more informative in representing the potential impact to the portfolio as a result of market movements. Therefore, we have presented a sensitivity analysis for each risk category below.

Sensitivity analysis is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with accounting principles generally accepted in the United States of America, but is used as a risk estimation and management tool.

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2018	June 30, 2017	Impact

Foreign currency - Revenue	10% decrease in foreign exchange rates	$(2,187)	$(1,785)	Earnings
Foreign currency - Investments	10% decrease in foreign exchange rates	(70)	(92)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,705)	(2,394)	Fair Value
Credit	100 basis point increase in credit spreads	(232)	(167)	Fair Value
Equity	10% decrease in equity market prices	(140)	(323)	Fair Value

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2018	2017	2016

Revenue:
Product	$64,497	$63,811	$67,336
Service and other	45,863	32,760	23,818

Total revenue	110,360	96,571	91,154

Cost of revenue:
Product	15,420	15,175	17,880
Service and other	22,933	19,086	14,900

Total cost of revenue	38,353	34,261	32,780

Gross margin	72,007	62,310	58,374
Research and development	14,726	13,037	11,988
Sales and marketing	17,469	15,461	14,635
General and administrative	4,754	4,481	4,563
Impairment and restructuring	0	306	1,110

Operating income	35,058	29,025	26,078
Other income (expense), net	1,416	876	(439)

Income before income taxes	36,474	29,901	25,639
Provision for income taxes	19,903	4,412	5,100

Net income	$16,571	$25,489	$20,539

Earnings per share:
Basic	$2.15	$3.29	$2.59
Diluted	$2.13	$3.25	$2.56

Weighted average shares outstanding:
Basic	7,700	7,746	7,925
Diluted	7,794	7,832	8,013

Cash dividends declared per common share	$1.68	$1.56	$1.44

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2018	2017	2016

Net income	$16,571	$25,489	$20,539

Other comprehensive income (loss), net of tax:
Net change related to derivatives	39	(218)	(238)
Net change related to investments	(2,717)	(1,116)	(228)
Translation adjustments and other	(178)	167	(262)

Other comprehensive loss	(2,856)	(1,167)	(728)

Comprehensive income	$13,715	$24,322	$19,811

Refer to accompanying notes. Refer to Note 19 – Accumulated Other Comprehensive Income (Loss) for further information.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2018	2017

Assets
Current assets:
Cash and cash equivalents	$11,946	$7,663
Short-term investments	121,822	125,318

Total cash, cash equivalents, and short-term investments	133,768	132,981
Accounts receivable, net of allowance for doubtful accounts of $377 and $345	26,481	22,431
Inventories	2,662	2,181
Other	6,751	5,103

Total current assets	169,662	162,696
Property and equipment, net of accumulated depreciation of $29,223 and $24,179	29,460	23,734
Operating lease right-of-use assets	6,686	6,555
Equity and other investments	1,862	6,023
Goodwill	35,683	35,122
Intangible assets, net	8,053	10,106
Other long-term assets	7,442	6,076

Total assets	$258,848	$250,312

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,617	$7,390
Short-term debt	0	9,072
Current portion of long-term debt	3,998	1,049
Accrued compensation	6,103	5,819
Short-term income taxes	2,121	718
Short-term unearned revenue	28,905	24,013
Other	8,744	7,684

Total current liabilities	58,488	55,745
Long-term debt	72,242	76,073
Long-term income taxes	30,265	13,485
Long-term unearned revenue	3,815	2,643
Deferred income taxes	541	5,734
Operating lease liabilities	5,568	5,372
Other long-term liabilities	5,211	3,549

Total liabilities	176,130	162,601

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,677 and 7,708	71,223	69,315
Retained earnings	13,682	17,769
Accumulated other comprehensive income (loss)	(2,187)	627

Total stockholders’ equity	82,718	87,711

Total liabilities and stockholders’ equity	$258,848	$250,312

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2018	2017	2016

Operations
Net income	$16,571	$25,489	$20,539
Adjustments to reconcile net income to net cash from operations:
Asset impairments	0	0	630
Depreciation, amortization, and other	10,261	8,778	6,622
Stock-based compensation expense	3,940	3,266	2,668
Net recognized gains on investments and derivatives	(2,212)	(2,073)	(223)
Deferred income taxes	(5,143)	(829)	2,479
Changes in operating assets and liabilities:
Accounts receivable	(3,862)	(1,216)	562
Inventories	(465)	50	600
Other current assets	(952)	1,028	(1,212)
Other long-term assets	(285)	(917)	(1,110)
Accounts payable	1,148	81	88
Unearned revenue	5,922	3,820	2,565
Income taxes	18,183	1,792	(298)
Other current liabilities	798	356	(179)
Other long-term liabilities	(20)	(118)	(406)

Net cash from operations	43,884	39,507	33,325

Financing
Proceeds from issuance (repayments) of short-term debt, maturities of 90 days or less, net	(7,324)	(4,963)	7,195
Proceeds from issuance of debt	7,183	44,344	13,884
Repayments of debt	(10,060)	(7,922)	(2,796)
Common stock issued	1,002	772	668
Common stock repurchased	(10,721)	(11,788)	(15,969)
Common stock cash dividends paid	(12,699)	(11,845)	(11,006)
Other, net	(971)	(190)	(369)

Net cash from (used in) financing	(33,590)	8,408	(8,393)

Investing
Additions to property and equipment	(11,632)	(8,129)	(8,343)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(888)	(25,944)	(1,393)
Purchases of investments	(137,380)	(176,905)	(129,758)
Maturities of investments	26,360	28,044	22,054
Sales of investments	117,577	136,350	93,287
Securities lending payable	(98)	(197)	203

Net cash used in investing	(6,061)	(46,781)	(23,950)

Effect of foreign exchange rates on cash and cash equivalents	50	19	(67)

Net change in cash and cash equivalents	4,283	1,153	915
Cash and cash equivalents, beginning of period	7,663	6,510	5,595

Cash and cash equivalents, end of period	$11,946	$7,663	$6,510

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2018	2017	2016

Common stock and paid-in capital
Balance, beginning of period	$69,315	$68,178	$68,465
Common stock issued	1,002	772	668
Common stock repurchased	(3,033)	(2,987)	(3,689)
Stock-based compensation expense	3,940	3,266	2,668
Other, net	(1)	86	66

Balance, end of period	71,223	69,315	68,178

Retained earnings
Balance, beginning of period	17,769	13,118	16,191
Net income	16,571	25,489	20,539
Common stock cash dividends	(12,917)	(12,040)	(11,329)
Common stock repurchased	(7,699)	(8,798)	(12,283)
Cumulative effect of accounting change	(42)	0	0

Balance, end of period	13,682	17,769	13,118

Accumulated other comprehensive income (loss)
Balance, beginning of period	627	1,794	2,522
Other comprehensive loss	(2,856)	(1,167)	(728)
Cumulative effect of accounting change	42	0	0

Balance, end of period	(2,187)	627	1,794

Total stockholders’ equity	$82,718	$87,711	$83,090

Refer to accompanying notes.

PART II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We have recast certain prior period income tax liabilities as discussed in the Recent Tax Legislation section below. We have also recast prior period securities lending payables to other current liabilities in our consolidated balance sheets to conform to the current period presentation. These items had no impact in our consolidated income statements or net cash from or used in operating, financing, or investing in our consolidated cash flows statements.

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

PART II

Item 8

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

Refer to Note 21 – Segment Information and Geographic Data for further information, including revenue by significant product and service offering.

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

PART II

Item 8

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

Our products are generally sold with a right of return, we may provide other credits or incentives, and in certain instances we estimate customer usage of our products and services, which are accounted for as variable consideration when determining the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Changes to our estimated variable consideration were not material for the periods presented.

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

As of June 30, 2018 and 2017, long-term accounts receivable, net of allowance for doubtful accounts, were $1.8 billion and $1.7 billion, respectively, and are included in other long-term assets in our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Balance, beginning of period	$361	$409	$289
Charged to costs and other	134	58	175
Write-offs	(98)	(106)	(55)

Balance, end of period	$397	$361	$409

Allowance for doubtful accounts included in our consolidated balance sheets:

June 30,	2018	2017	2016

Accounts receivable, net of allowance for doubtful accounts	$377	$345	$392
Other long-term assets	20	16	17

Total	$397	$361	$409

PART II

Item 8

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

Refer to Note 15 – Unearned Revenue for further information, including unearned revenue by segment and changes in unearned revenue during the period.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets in our consolidated balance sheets.

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Cost of Revenue

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by original equipment manufacturers (“OEM”), to drive traffic to our websites, and to acquire online advertising space; costs incurred to support and maintain Internet-based products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products.

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

Item 8

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.6 billion, $1.5 billion, and $1.6 billion in fiscal years 2018, 2017, and 2016, respectively.

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

Income Taxes

Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term in our consolidated balance sheets.

PART II

Item 8

Fair Value Measurements

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Our Level 1 non-derivative investments primarily include U.S. government securities, common and preferred stock, and mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, foreign government bonds, mortgage- and asset-backed securities, commercial paper, certificates of deposit, and U.S. agency securities. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

PART II

Item 8

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments in our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability.

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

Inventories

Inventories are stated at average cost, subject to the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price less estimated costs of completion, disposal, and transportation. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

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

PART II

Item 8

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Intangible Assets

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from one to 20 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Refer to Note 13 – Income Taxes for further discussion.

PART II

Item 8

As a result of the TCJA, we have recast certain prior period income tax liabilities in our consolidated balance sheets to conform to the current period presentation. Previously reported balances were impacted as follows:

(In millions)	As Previously Reported	As Adjusted

Balance Sheets		June 30, 2017

Long-term income taxes	$0	$13,485
Other long-term liabilities	17,034	3,549

These adjustments had no impact in our consolidated income statements or net cash from or used in operating, financing, or investing in our consolidated cash flows statements.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Comprehensive Income – Reclassification of Certain Tax Effects

In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the TCJA. In the second quarter of fiscal year 2018, we remeasured our deferred taxes related to unrealized gains on our investment balances using the reduced tax rate. As required by GAAP, we recognized the net tax benefit in the provision for income taxes in our consolidated income statements, even though the deferred taxes were initially recognized in AOCI, which resulted in stranded tax effects. We elected to early adopt the standard effective April 1, 2018 and reclassified a $42 million net tax benefit from AOCI to retained earnings in our consolidated balance sheets. Adoption of the standard had no impact to our consolidated income statements or cash flows statements.

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

The standard had a material impact in our consolidated balance sheets, but did not have an impact in our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. Adoption of the standard required us to restate certain previously reported results, including the recognition of additional ROU assets and lease liabilities for operating leases. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard in our consolidated financial statements.

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

PART II

Item 8

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

Adoption of the standard using the full retrospective method required us to restate certain previously reported results, including the recognition of additional revenue and an increase in the provision for income taxes, primarily due to the net change in Windows 10 revenue recognition. In addition, adoption of the standard resulted in an increase in accounts receivable and other current and long-term assets, driven by unbilled receivables from upfront recognition of revenue for certain multi-year commercial software subscriptions that include both distinct software licenses and SA; a reduction of unearned revenue, driven by the upfront recognition of license revenue from Windows 10 and certain multi-year commercial software subscriptions; and an increase in deferred income taxes, driven by the upfront recognition of revenue. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard in our consolidated financial statements.

Impacts to Previously Reported Results

Adoption of the standards related to revenue recognition and leases impacted our previously reported results as follows:

(In millions, except per share amounts)	As Previously Reported	New Revenue Standard Adjustment	As Restated

Income Statements

Year Ended June 30, 2017

Revenue	$89,950	$6,621	$96,571
Provision for income taxes	1,945	2,467	4,412
Net income	21,204	4,285	25,489
Diluted earnings per share	2.71	0.54	3.25

Year Ended June 30, 2016

Revenue	$85,320	$5,834	$91,154
Provision for income taxes	2,953	2,147	5,100
Net income	16,798	3,741	20,539
Diluted earnings per share	2.10	0.46	2.56

PART II

Item 8

(In millions)	As Previously Reported	New Revenue Standard Adjustment	New Lease Standard Adjustment	As Restated

Balance Sheets

June 30, 2017

Accounts receivable, net of allowance for doubtful accounts	$19,792	$2,639	$0	$22,431
Operating lease right-of-use assets	0	0	6,555	6,555
Other current and long-term assets	11,147	32	0	11,179
Unearned revenue	44,479	(17,823)	0	26,656
Deferred income taxes	531	5,203	0	5,734
Operating lease liabilities	0	0	5,372	5,372
Other current and long-term liabilities	23,464	(26)	1,183	24,621
Stockholders' equity	72,394	15,317	0	87,711

Adoption of the standards related to revenue recognition and leases had no impact to cash from or used in operating, financing, or investing in our consolidated cash flows statements.

Recent Accounting Guidance Not Yet Adopted

Financial Instruments – Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

Income Taxes – Intra-Entity Asset Transfers

In October 2016, the FASB issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We currently expect a net cumulative-effect adjustment of approximately $550 million, which will reverse the deferral of income tax consequences from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current GAAP, partially offset by a U.S. deferred tax liability related to global intangible low-taxed income (“GILTI”). Adoption of the standard is expected to result in an increase in long-term deferred tax assets of $2.8 billion, an increase in long-term deferred tax liabilities of $2.1 billion, and a reduction to other current assets of $150 million. As a result of the TCJA, we are continuing to evaluate the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

PART II

Item 8

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

The standard will be effective for us beginning July 1, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment from AOCI to retained earnings as of the effective date. A cumulative-effect adjustment will capture any previously held unrealized gains and losses held in AOCI related to our equity investments carried at fair value as well as the impact of recording the fair value of certain equity investments carried at cost. In preparation for adoption of this standard, we have implemented internal controls to align with the new standard and have concluded that we will elect the measurement alternative for equity investments that do not have readily determinable fair values.

The impact in our consolidated balance sheets upon adoption will not be material. Adoption of the standard will have no impact to cash from or used in operating, financing or investing in our consolidated cash flows statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2018	2017	2016

Net income available for common shareholders (A)	$16,571	$25,489	$20,539

Weighted average outstanding shares of common stock (B)	7,700	7,746	7,925
Dilutive effect of stock-based awards	94	86	88

Common stock and common stock equivalents (C)	7,794	7,832	8,013

Earnings Per Share

Basic (A/B)	$2.15	$3.29	$2.59
Diluted (A/C)	$2.13	$3.25	$2.56

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Dividends and interest income	$2,214	$1,387	$903
Interest expense	(2,733)	(2,222)	(1,243)
Net recognized gains on investments	2,399	2,583	668
Net losses on derivatives	(187)	(510)	(443)
Net losses on foreign currency remeasurements	(218)	(111)	(129)
Other, net	(59)	(251)	(195)

Total	$1,416	$876	$(439)

PART II

Item 8

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Year Ended June 30,	2018	2017	2016

Other-than-temporary impairments of investments	$(47)	$(55)	$(322)
Realized gains from sales of available-for-sale securities	3,478	3,064	1,376
Realized losses from sales of available-for-sale securities	(1,032)	(426)	(386)

Total	$2,399	$2,583	$668

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2018

Cash	$3,942	$0	$0	$3,942	$3,942	$0	$0
Mutual funds	246	0	0	246	246	0	0
Commercial paper	2,513	0	0	2,513	2,215	298	0
Certificates of deposit	2,058	0	0	2,058	1,865	193	0
U.S. government and agency securities	109,862	62	(1,167)	108,757	3,678	105,079	0
Foreign government bonds	5,182	1	(10)	5,173	0	5,173	0
Mortgage- and asset-backed securities	3,868	4	(13)	3,859	0	3,859	0
Corporate notes and bonds	6,947	21	(56)	6,912	0	6,912	0
Municipal securities	271	37	(1)	307	0	307	0
Common and preferred stock	1,220	95	(10)	1,305	0	0	1,305
Other investments	558	0	0	558	0	1	557

Total	$136,667	$220	$(1,257)	$135,630	$11,946	$121,822	$1,862

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2017

Cash	$3,624	$0	$0	$3,624	$3,624	$0	$0
Mutual funds	1,478	0	0	1,478	1,478	0	0
Commercial paper	319	0	0	319	69	250	0
Certificates of deposit	1,358	0	0	1,358	972	386	0
U.S. government and agency securities	112,119	85	(360)	111,844	16	111,828	0
Foreign government bonds	5,276	2	(13)	5,265	1,504	3,761	0
Mortgage- and asset-backed securities	3,921	14	(4)	3,931	0	3,931	0
Corporate notes and bonds	4,786	61	(12)	4,835	0	4,835	0
Municipal securities	284	43	0	327	0	327	0
Common and preferred stock	2,472	3,062	(34)	5,500	0	0	5,500
Other investments	523	0	0	523	0	0	523

Total	$136,160	$3,267	$(423)	$139,004	$7,663	$125,318	$6,023

PART II

Item 8

As of June 30, 2018 and 2017, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $999 million and $1.1 billion, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

As of June 30, 2018 and 2017, collateral received under agreements for loaned securities was $1.8 billion and $3.7 billion, respectively, and primarily comprised U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2018

U.S. government and agency securities	$82,352	$(1,064)	$4,459	$(103)	$86,811	$(1,167)
Foreign government bonds	3,457	(7)	13	(3)	3,470	(10)
Mortgage- and asset-backed securities	2,072	(9)	96	(4)	2,168	(13)
Corporate notes and bonds	3,111	(43)	301	(13)	3,412	(56)
Municipal securities	45	(1)	0	0	45	(1)
Common and preferred stock	75	(6)	8	(4)	83	(10)

Total	$91,112	$(1,130)	$4,877	$(127)	$95,989	$(1,257)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2017

U.S. government and agency securities	$87,558	$(348)	$371	$(12)	$87,929	$(360)
Foreign government bonds	4,006	(2)	23	(11)	4,029	(13)
Mortgage- and asset-backed securities	1,068	(3)	198	(1)	1,266	(4)
Corporate notes and bonds	669	(8)	177	(4)	846	(12)
Common and preferred stock	69	(6)	148	(28)	217	(34)

Total	$93,370	$(367)	$917	$(56)	$94,287	$(423)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2018

Due in one year or less	$31,590	$31,451
Due after one year through five years	76,422	75,810
Due after five years through 10 years	21,765	21,396
Due after 10 years	924	922

Total	$130,701	$129,579

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of June 30, 2018 and 2017, the total notional amounts of these foreign exchange contracts sold were $6.1 billion and $8.9 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of June 30, 2018 and 2017, the total notional amounts of these foreign exchange contracts sold were $5.0 billion and $5.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of June 30, 2018, the total notional amounts of these foreign exchange contracts purchased and sold were $9.4 billion and $13.4 billion, respectively. As of June 30, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $8.8 billion and $10.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2018, the total notional amounts of equity contracts purchased and sold for managing market price risk were $49 million and $5 million, respectively. As of June 30, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $2.4 billion, respectively, of which $1.6 billion and $1.8 billion, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2018, the total notional amounts of fixed-interest rate contracts purchased and sold were $306 million and $390 million, respectively. As of June 30, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $233 million and $352 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2018 and 2017, the total notional derivative amounts of mortgage contracts purchased were $568 million and $567 million, respectively.

PART II

Item 8

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2018, the total notional amounts of credit contracts purchased and sold were $4 million and $82 million, respectively. As of June 30, 2017, the total notional amounts of credit contracts purchased and sold were $267 million and $63 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2018, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

June 30, 2018

Non-designated Hedge Derivatives

Foreign exchange contracts	$10	$221	$0	$25	$(193)	$(4)
Equity contracts	2	0	0	0	(7)	0
Interest rate contracts	11	0	0	0	(2)	0
Credit contracts	0	0	0	0	(1)	0

Total	$23	$221	$0	$25	$(203)	$(4)

Designated Hedge Derivatives

Foreign exchange contracts	$95	$174	$0	$0	$0	$0
Equity contracts	0	0	0	0	0	0

Total	$95	$174	$0	$0	$0	$0

Total gross amounts of derivatives	$118	$395	$0	$25	$(203)	$(4)

Gross derivatives either offset or subject to an enforceable master netting agreement	$113	$395	$0	$25	$(203)	$(4)
Gross amounts of derivatives offset on the balance sheet	(14)	(135)	0	(3)	150	3

Net amounts presented on the balance sheet	99	260	0	22	(53)	(1)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(235)	0

Net amount	$99	$260	$0	$22	$(288)	$(1)

PART II

Item 8

	Assets				Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities

June 30, 2017

Non-designated Hedge Derivatives

Foreign exchange contracts	$9	$203	$0	$6	$(134)	$(8)
Equity contracts	3	0	0	0	(6)	0
Interest rate contracts	3	0	0	0	(7)	0
Credit contracts	5	0	0	0	(1)	0

Total	$20	$203	$0	$6	$(148)	$(8)

Designated Hedge Derivatives

Foreign exchange contracts	$80	$133	$0	$0	$(3)	$0
Equity contracts	0	0	67	0	(186)	0

Total	$80	$133	$67	$0	$(189)	$0

Total gross amounts of derivatives	$100	$336	$67	$6	$(337)	$(8)

Gross derivatives either offset or subject to an enforceable master netting agreement	$100	$336	$67	$6	$(334)	$(8)
Gross amounts of derivatives offset on the balance sheet	(20)	(132)	(67)	(8)	221	7

Net amounts presented on the balance sheet	80	204	0	(2)	(113)	(1)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(228)	0

Net amount	$80	$204	$0	$(2)	$(341)	$(1)

Refer to Note 4 – Investments and Note 6 – Fair Value Measurements for further information.

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2018	2017	2016

Foreign Exchange Contracts

Derivatives	$25	$441	$(797)
Hedged items	78	(386)	838

Total amount of ineffectiveness	$103	$55	$41

Equity Contracts

Derivatives	$(324)	$(74)	$(76)
Hedged items	324	74	76

Total amount of ineffectiveness	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$80	$(80)	$(10)

PART II

Item 8

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)

Year Ended June 30,	2018	2017	2016

Effective Portion

Gains recognized in other comprehensive income (net of tax of $11, $4, and $24)	$219	$328	$351
Gains reclassified from accumulated other comprehensive income (loss) into revenue	185	555	625

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(255)	(389)	(354)

We estimate that $179 million of net derivative gains included in AOCI as of June 30, 2018 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2018.

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

(In millions)

Year Ended June 30,	2018	2017	2016

Foreign exchange contracts	$(33)	$(117)	$(55)
Equity contracts	(87)	(114)	(21)
Interest rate contracts	(15)	14	10
Credit contracts	(2)	5	(1)
Other contracts	0	(22)	(87)

Total	$(137)	$(234)	$(154)

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2018

Assets

Mutual funds	$246	$0	$0	$246	$0	$246
Commercial paper	0	2,513	0	2,513	0	2,513
Certificates of deposit	0	2,058	0	2,058	0	2,058
U.S. government and agency securities	107,015	1,742	0	108,757	0	108,757
Foreign government bonds	22	5,054	0	5,076	0	5,076
Mortgage- and asset-backed securities	0	3,855	0	3,855	0	3,855
Corporate notes and bonds	0	6,894	15	6,909	0	6,909
Municipal securities	0	307	0	307	0	307
Common and preferred stock	287	0	18	305	0	305
Derivatives	1	535	2	538	(152)	386

Total	$107,571	$22,958	$35	$130,564	$(152)	$130,412

Liabilities

Derivatives and other	$1	$206	$0	$207	$(153)	$54

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2017

Assets

Mutual funds	$1,478	$0	$0	$1,478	$0	$1,478
Commercial paper	0	319	0	319	0	319
Certificates of deposit	0	1,358	0	1,358	0	1,358
U.S. government and agency securities	109,228	2,616	0	111,844	0	111,844
Foreign government bonds	0	5,187	0	5,187	0	5,187
Mortgage- and asset-backed securities	0	3,934	0	3,934	0	3,934
Corporate notes and bonds	0	4,829	1	4,830	0	4,830
Municipal securities	0	327	0	327	0	327
Common and preferred stock	2,414	1,994	18	4,426	0	4,426
Derivatives	1	508	0	509	(227)	282

Total	$113,121	$21,072	$19	$134,212	$(227)	$133,985

Liabilities

Derivatives and other	$0	$345	$39	$384	$(228)	$156

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

(In millions)

June 30,	2018	2017

Net fair value of assets measured at fair value on a recurring basis	$130,412	$133,985
Cash	3,942	3,624
Common and preferred stock measured at fair value on a nonrecurring basis	999	1,073
Other investments measured at fair value on a nonrecurring basis	557	523
Less derivative net assets classified as other current and long-term assets	(282)	(202)
Other	2	1

Recorded basis of investment components	$135,630	$139,004

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2018 and 2017, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2018	2017

Raw materials	$655	$797
Work in process	54	145
Finished goods	1,953	1,239

Total	$2,662	$2,181

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2018	2017

Land	$1,254	$1,107
Buildings and improvements	20,604	16,284
Leasehold improvements	4,735	5,064
Computer equipment and software	27,633	21,414
Furniture and equipment	4,457	4,044

Total, at cost	58,683	47,913
Accumulated depreciation	(29,223)	(24,179)

Total, net	$29,460	$23,734

During fiscal years 2018, 2017, and 2016, depreciation expense was $7.7 billion, $6.1 billion, and $4.9 billion, respectively. We have committed $1.9 billion for the construction of new buildings, building improvements, and leasehold improvements as of June 30, 2018.

PART II

Item 8

NOTE 9 — BUSINESS COMBINATIONS

LinkedIn Corporation

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

(b)

Convertible senior notes issued by LinkedIn on November 12, 2014, substantially all of which were redeemed after our acquisition of LinkedIn. The remaining $18 million of notes are not redeemable and are included in long-term debt in our consolidated balance sheets. Refer to Note 12 – Debt for further information.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Customer-related	$3,607	7 years
Marketing-related (trade names)	2,148	20 years
Technology-based	2,109	3 years
Contract-based	23	5 years

Fair value of intangible assets acquired	$7,887	9 years

Our consolidated income statements include the following revenue and operating loss attributable to LinkedIn since the date of acquisition:

(In millions)

Year Ended June 30,	2017

Revenue	$2,271
Operating loss	(924)

PART II

Item 8

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2015:

(In millions, except earnings per share)

Year Ended June 30,	2017	2016

Revenue	$98,291	$94,490
Net income	25,179	19,128
Diluted earnings per share	3.21	2.38

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

GitHub Inc.

On June 4, 2018, we entered into a definitive agreement to acquire GitHub Inc. (“GitHub”) for $7.5 billion in an all-stock transaction. We expect the acquisition will close by the end of the calendar year, subject to approval by GitHub’s shareholders, satisfaction of certain regulatory approvals, and other customary closing conditions. GitHub will be included in our consolidated results of operations as of the date of acquisition.

Other

During fiscal year 2018, we completed nine acquisitions for total consideration of $948 million, substantially all of which was paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates. Pro forma results of operations for these acquisitions have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2016	Acquisitions		Other	June 30, 2017	Acquisitions	Other	June 30, 2018

Productivity and Business Processes	$6,678	$17,072	(a)	$(11)	$23,739	$72	$12	$23,823
Intelligent Cloud	5,467	49		39	5,555	164	(16)	5,703
More Personal Computing	5,727	115		(14)	5,828	394	(65)	6,157

Total	$17,872	$17,236		$14	$35,122	$630	$(69)	$35,683

(a)	Includes goodwill related to LinkedIn and other acquisitions. Refer to Note 9 – Business Combinations for further information.

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

As of June 30, 2018 and 2017, accumulated goodwill impairment was $11.3 billion.

PART II

Item 8

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level, primarily using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses.

No instances of impairment were identified in our May 1, 2018, May 1, 2017, or May 1, 2016 tests.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,			2018			2017

Technology-based	$7,220	$(5,018)	$2,202	$7,765	$(4,318)	$3,447
Customer-related	4,031	(1,205)	2,826	4,045	(692)	3,353
Marketing-related	4,006	(1,071)	2,935	4,016	(829)	3,187
Contract-based	679	(589)	90	841	(722)	119

Total	$15,936	$(7,883)	$8,053	$16,667	$(6,561)	$10,106

No material impairments of intangible assets were identified during fiscal year 2018 or 2017.

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

These intangible assets impairment charges were included in impairment and restructuring expenses in our consolidated income statement and reflected in Corporate and Other in our table of operating income (loss) by segment in Note 21 – Segment Information and Geographic Data.

We estimate that we have no significant residual value related to our intangible assets.

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2018		2017

Technology-based	$178	4 years	$2,265	2 years
Marketing-related	14	5 years	2,148	19 years
Contract-based	14	4 years	63	6 years
Customer-related	13	5 years	3,607	7 years

Total	$219	5 years	$8,083	9 years

Intangible assets amortization expense was $2.2 billion, $1.7 billion, and $978 million for fiscal years 2018, 2017, and 2016, respectively. Amortization of capitalized software was $54 million, $55 million, and $69 million for fiscal years 2018, 2017, and 2016, respectively.

PART II

Item 8

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2018:

(In millions)

Year Ending June 30,

2019	$1,785
2020	1,260
2021	1,043
2022	949
2023	806
Thereafter	2,210

Total	$8,053

NOTE 12 — DEBT

Short-term Debt

As of June 30, 2018, we had no commercial paper issued and outstanding. As of June 30, 2017, we had $9.1 billion of commercial paper issued and outstanding, with a weighted average interest rate of 1.01% and maturities ranging from 25 days to 264 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities that expire on October 30, 2018 and October 31, 2022, respectively. These credit facilities serve as a back-up for our commercial paper program. As of June 30, 2018, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of June 30, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.2 billion and $77.5 billion, respectively. As of June 30, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $77.1 billion and $80.3 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART II

Item 8

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value June 30, 2018	Face Value June 30, 2017	Stated Interest Rate	Effective Interest Rate

Notes

November 15, 2017	$0	$600	0.875%	1.084%
May 1, 2018	0	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	2,044	1,996	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	2,044	1,996	3.125%	3.218%
May 2, 2033 (a)	642	627	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$76,898	$77,837

(a)	Euro-denominated debt securities.

PART II

Item 8

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Cash paid for interest on our debt for fiscal years 2018, 2017, and 2016 was $2.4 billion, $1.6 billion, and $1.1 billion, respectively. As of June 30, 2018 and 2017, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $658 million and $715 million, respectively.

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2019	$4,000
2020	5,518
2021	3,750
2022	8,044
2023	2,750
Thereafter	52,836

Total	$76,898

NOTE 13 — INCOME TAXES

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 28.1%. This is the result of using the tax rate of 35% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning July 1, 2018.

The TCJA was effective in the second quarter of fiscal year 2018. As of June 30, 2018, we have not completed our accounting for the estimated tax effects of the TCJA. During fiscal year 2018, we recorded a provisional net charge of $13.7 billion related to the TCJA based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date. The impacts of our estimates are described further below.

During fiscal year 2018, we recorded an estimated net charge of $13.7 billion related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.9 billion, offset in part by the impact of changes in the tax rate of $4.2 billion, primarily on deferred tax assets and liabilities.

We recorded an estimated $17.9 billion charge in fiscal year 2018 related to the transition tax, which was included in the provision for income taxes in our consolidated income statements and income taxes in our consolidated balance sheets. We have not yet completed our accounting for the transition tax as our analysis of deferred foreign income is not complete. To calculate the transition tax, we estimated our deferred foreign income for fiscal year 2018 because these tax returns are not complete or due. Fiscal year 2018 taxable income will be known once the respective tax returns are completed and filed. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded.

PART II

Item 8

In addition, we recorded an estimated $4.2 billion benefit in fiscal year 2018 from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes in our consolidated income statements and deferred income taxes and long-term income taxes in our consolidated balance sheets. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods.

The TCJA subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, and the corresponding deferred tax assets and liabilities are included in the table of deferred income tax assets and liabilities below.

On August 1, 2018, the Internal Revenue Service published on its website proposed regulations relating to the transition tax imposed by the TCJA. Once published in the Federal Register, the proposed regulations are subject to a 60-day comment period. Final regulations are expected to be issued after consideration of comments. We are currently evaluating the impact of the proposed regulations.

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Current Taxes

U.S. federal	$19,764	$2,739	$545
U.S. state and local	934	30	136
Foreign	4,348	2,472	1,940

Current taxes	$25,046	$5,241	$2,621

Deferred Taxes

U.S. federal	$(4,292)	$(554)	$1,919
U.S. state and local	(458)	269	111
Foreign	(393)	(544)	449

Deferred taxes	$(5,143)	$(829)	$2,479

Provision for income taxes	$19,903	$4,412	$5,100

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

U.S.	$11,527	$6,843	$5,125
Foreign	24,947	23,058	20,514

Income before income taxes	$36,474	$29,901	$25,639

PART II

Item 8

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2018	2017	2016

Federal statutory rate	28.1%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(7.8)%	(11.6)%	(14.5)%
Impacts of TCJA	37.7%	0%	0%
Phone business losses	0%	(5.7)%	1.0%
Excess tax benefits relating to stock-based compensation	(2.5)%	(2.1)%	(1.6)%
Interest, net	1.2%	1.4%	0.9%
Other reconciling items, net	(2.1)%	(2.2)%	(0.9)%

Effective rate	54.6%	14.8%	19.9%

The increase from the federal statutory rate in fiscal year 2018 is primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018, offset in part by earnings taxed at lower rates in foreign jurisdictions. The decrease from the federal statutory rate in fiscal year 2017 and 2016 is primarily due to earnings taxed at lower rates in foreign jurisdictions. Our foreign regional operating centers in Ireland, Singapore and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 87%, 76%, and 91% of our foreign income before tax in fiscal years 2018, 2017, and 2016, respectively. Other reconciling items, net consists primarily of tax credits, U.S. state income taxes, and domestic production activities deduction. In fiscal years 2018, 2017, and 2016, there were no individually significant other reconciling items.

The increase in our effective tax rate for fiscal year 2018 compared to fiscal year 2017 was primarily due to the net charge related to the enactment of the TCJA and the realization of tax benefits attributable to previous Phone business losses in fiscal year 2017. The decrease in our effective tax rate for fiscal year 2017 compared to fiscal year 2016 was primarily due to the realization of tax benefits attributable to previous Phone business losses, offset in part by changes in the mix of our income before income taxes between the U.S. and foreign countries.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2018	2017

Deferred Income Tax Assets

Stock-based compensation expense	$460	$777
Accruals, reserves, and other expenses	1,832	1,859
Loss and credit carryforwards	3,369	4,809
Depreciation and amortization	351	53
Other	56	255

Deferred income tax assets	6,068	7,753
Less valuation allowance	(3,186)	(3,310)

Deferred income tax assets, net of valuation allowance	$2,882	$4,443

Deferred Income Tax Liabilities

Foreign earnings	$0	$(1,134)
Unrealized gain on investments and debt	0	(1,384)
Unearned revenue	(639)	(5,760)
Depreciation and amortization	(1,103)	(1,630)
Other	(312)	(21)

Deferred income tax liabilities	$(2,054)	$(9,929)

Net deferred income tax assets (liabilities)	$828	$(5,486)

Reported As

Other long-term assets	$1,369	$248
Long-term deferred income tax liabilities	(541)	(5,734)

Net deferred income tax assets (liabilities)	$828	$(5,486)

We recorded a deferred tax liability of $7.4 billion related to the recognition of revenue as part of the adoption of the new revenue standard.

As of June 30, 2018, we had federal, state and foreign net operating loss carryforwards of $257 million, $1.4 billion and $11.4 billion, respectively. The federal and state net operating loss carryforwards will expire in various years from fiscal 2019 through 2038, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation, but are expected to be realized with the exception of those which have a valuation allowance.

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

Income taxes paid, net of refunds, were $5.5 billion, $2.4 billion, and $3.9 billion in fiscal years 2018, 2017, and 2016, respectively.

Uncertain Tax Positions

Unrecognized tax benefits as of June 30, 2018, 2017, and 2016, were $12.0 billion, $11.7 billion, and $10.2 billion, respectively, and were included in long-term income taxes in our consolidated balance sheets. If recognized, these tax benefits would affect our effective tax rates for fiscal years 2018, 2017, and 2016, by $11.3 billion, $10.2 billion, and $8.8 billion, respectively.

PART II

Item 8

As of June 30, 2018, 2017, and 2016, we had accrued interest expense related to uncertain tax positions of $3.0 billion, $2.3 billion, and $1.9 billion, respectively, net of income tax benefits. Interest expense on unrecognized tax benefits, net of tax effects, was $688 million, $399 million, and $163 million in fiscal years 2018, 2017, and 2016, respectively, and was included in provision for income taxes.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Balance, beginning of year	$11,737	$10,164	$9,599
Decreases related to settlements	(193)	(4)	(201)
Increases for tax positions related to the current year	1,445	1,277	1,086
Increases for tax positions related to prior years	151	397	115
Decreases for tax positions related to prior years	(1,176)	(49)	(317)
Decreases due to lapsed statutes of limitations	(3)	(48)	(118)

Balance, end of year	$11,961	$11,737	$10,164

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of June 30, 2018, the primary unresolved issue relates to transfer pricing, which could have a significant impact in our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

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

2017 Restructuring

In June 2017, management approved a sales and marketing restructuring plan. In fiscal year 2017, we recorded employee severance expenses of $306 million primarily related to this sales and marketing restructuring plan. The actions associated with this restructuring plan were completed as of June 30, 2018.

PART II

Item 8

NOTE 15 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2018	2017

Productivity and Business Processes	$14,864	$12,692
Intelligent Cloud	14,706	11,152
More Personal Computing	3,150	2,812

Total	$32,720	$26,656

The opening balance of unearned revenue was $22.2 billion as of July 1, 2016.

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2018

Balance, beginning of period	$26,656
Deferral of revenue	61,142
Recognition of unearned revenue	(55,078)

Balance, end of period	$32,720

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $73 billion as of June 30, 2018, of which we expect to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.

NOTE 16 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Operating lease cost	$1,585	$1,412	$936

Finance lease cost:
Amortization of right-of-use assets	$243	$104	$28
Interest on lease liabilities	175	68	28

Total finance lease cost	$418	$172	$56

PART II

Item 8

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,522	$1,157	$936
Operating cash flows from finance leases	175	68	28
Financing cash flows from finance leases	144	46	6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,571	1,270	1,062
Finance leases	1,933	1,773	413

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2018	2017

Operating Leases

Operating lease right-of-use assets	$6,686	$6,555

Other current liabilities	$1,399	$1,423
Operating lease liabilities	5,568	5,372

Total operating lease liabilities	$6,967	$6,795

Finance Leases

Property and equipment, gross	$4,543	$2,658
Accumulated depreciation	(404)	(161)

Property and equipment, net	$4,139	$2,497

Other current liabilities	$176	$113
Other long-term liabilities	4,125	2,425

Total finance lease liabilities	$4,301	$2,538

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.7%	2.5%
Finance leases	5.2%	4.7%

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2019	$1,492	$386
2020	1,347	393
2021	1,086	401
2022	902	408
2023	721	410
Thereafter	2,157	4,036

Total lease payments	7,705	6,034
Less imputed interest	(738)	(1,733)

Total	$6,967	$4,301

PART II

Item 8

As of June 30, 2018, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $594 million and $2.4 billion, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 1 year to 20 years.

NOTE 17 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 34 patent infringement cases pending against Microsoft as of June 30, 2018, none of which are material individually or in aggregate.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions, and have submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The courts will likely reach a decision on approval in September 2018.

Other Antitrust Litigation and Claims

China State Administration for Industry and Commerce Investigation

In 2014, Microsoft was informed that China’s State Agency for Market Regulation (“SAMR”) (formerly State Administration for Industry and Commerce) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAMR conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. SAMR has stated the investigation relates to compatibility, bundle sales, file verification issues related to Windows and Office software, and potentially other issues.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal challenging the standard for evaluating expert scientific evidence, which the District of Columbia Court of Appeals heard en banc. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike.

PART II

Item 8

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

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. In June 2018, the court denied the plaintiffs’ motion for class certification. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit. In July, the court denied Microsoft’s motion for summary judgment with respect to the named plaintiffs.

Other Contingencies

We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact in our consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

As of June 30, 2018, we accrued aggregate legal liabilities of $323 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.1 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. Additionally, we have agreed to cover damages resulting from breaches of certain security and privacy commitments in our cloud business. In evaluating estimated losses on these obligations, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact in our consolidated financial statements during the periods presented.

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Balance, beginning of year	7,708	7,808	8,027
Issued	68	70	75
Repurchased	(99)	(170)	(294)

Balance, end of year	7,677	7,708	7,808

PART II

Item 8

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2018, $28.2 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2018		2017		2016

First Quarter	22	$1,600	63	$3,550	89	$4,000
Second Quarter	22	1,800	59	3,533	66	3,600
Third Quarter	34	3,100	25	1,600	69	3,600
Fourth Quarter	21	2,100	23	1,600	70	3,600

Total	99	$8,600	170	$10,283	294	$14,800

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

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Amount	Payment Date

Fiscal Year 2018			(in millions)

September 19, 2017	$0.42	November 16, 2017	$3,238	December 14, 2017
November 29, 2017	0.42	February 15, 2018	3,232	March 8, 2018
March 12, 2018	0.42	May 17, 2018	3,226	June 14, 2018
June 13, 2018	0.42	August 16, 2018	3,224	September 13, 2018

Fiscal Year 2017

September 20, 2016	$0.39	November 17, 2016	$3,024	December 8, 2016
November 30, 2016	0.39	February 16, 2017	3,012	March 9, 2017
March 14, 2017	0.39	May 18, 2017	3,009	June 8, 2017
June 13, 2017	0.39	August 17, 2017	3,003	September 14, 2017

The dividend declared on June 13, 2018 was included in other current liabilities as of June 30, 2018.

PART II

Item 8

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2018	2017	2016

Derivatives

Balance, beginning of period	$134	$352	$590
Unrealized gains, net of tax of $11, $4, and $24	218	328	351
Reclassification adjustments for gains included in revenue	(185)	(555)	(625)
Tax expense included in provision for income taxes	6	9	36

Amounts reclassified from accumulated other comprehensive income	(179)	(546)	(589)

Net change related to derivatives, net of tax of $5, $(5), and $(12)	39	(218)	(238)

Balance, end of period	$173	$134	$352

Investments

Balance, beginning of period	$1,825	$2,941	$3,169
Unrealized gains (losses), net of tax of $(427), $267, and $120	(1,146)	517	219
Reclassification adjustments for gains included in other income (expense), net	(2,309)	(2,513)	(688)
Tax expense included in provision for income taxes	738	880	241

Amounts reclassified from accumulated other comprehensive income	(1,571)	(1,633)	(447)

Net change related to investments, net of tax of $(1,165), $(613), and $(121)	(2,717)	(1,116)	(228)

Balance, end of period	$(892)	$1,825	$2,941

Translation Adjustments and Other

Balance, beginning of period	$(1,332)	$(1,499)	$(1,237)
Translation adjustments and other, net of tax effects of $0, $9, and $(33)	(178)	167	(262)

Balance, end of period	$(1,510)	$(1,332)	$(1,499)

Cumulative effect of accounting change	42	0	0

Accumulated other comprehensive income (loss), end of period	$(2,187)	$627	$1,794

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. As of June 30, 2018, an aggregate of 381 million shares were authorized for future grant under our stock plans. In fiscal year 2018, our Board of Directors approved the 2017 Stock Plan, which authorized an additional 308 million shares for future grant under our stock plans. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Stock-based compensation expense	$3,940	$3,266	$2,668
Income tax benefits related to stock-based compensation	823	1,066	882

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

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2018	2017	2016

Dividends per share (quarterly amounts)	$0.39 - $0.42	$0.36 - $0.39	$0.31 - $0.36
Interest rates	1.7% - 2.9%	1.2% - 2.2%	1.1% - 1.8%

During fiscal year 2018, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	201	$46.32
Granted (a)	70	75.88
Vested	(80)	45.74
Forfeited	(17)	53.41

Nonvested balance, end of year	174	57.85

(a)	Includes 3 million, 2 million, and 1 million of PSUs granted at target and performance adjustments above target levels for fiscal years 2018, 2017, and 2016, respectively.

As of June 30, 2018, there was approximately $7.0 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 3 years. The weighted average grant-date fair value of stock awards granted was $75.88, $55.64, and $41.51 for fiscal years 2018, 2017, and 2016, respectively. The fair value of stock awards vested was $6.6 billion, $4.8 billion, and $3.9 billion, for fiscal years 2018, 2017, and 2016, respectively.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2018	2017	2016

Shares purchased	13	13	15
Average price per share	$76.40	$56.36	$44.83

As of June 30, 2018, 116 million shares of our common stock were reserved for future issuance through the ESPP.

PART II

Item 8

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute a portion of their salary, subject to certain limitations. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum employer contribution of 50% of the IRS contribution limit for the calendar year. Matching contributions for all plans were $807 million, $734 million, and $549 million in fiscal years 2018, 2017, and 2016, respectively, and were expensed as contributed.

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

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across all devices. This segment primarily comprises:

•

Windows, including Windows OEM licensing and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows Internet of Things (“IoT”); and MSN advertising.

•	Devices, including Microsoft Surface, PC accessories, and other intelligent devices.
•	Gaming, including Xbox hardware and Xbox software and services, comprising Xbox Live transactions, subscriptions, and advertising (“Xbox Live”), video games, and third-party video game royalties.
•	Search.

PART II

Item 8

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain revenue recognized and costs incurred by one segment may benefit other segments. Revenue from certain contracts is allocated among the segments based on the relative value of the underlying products and services, which can include allocation based on actual prices charged, prices when sold separately, or estimated costs plus a profit margin. Cost of revenue is allocated in certain cases based on a relative revenue methodology. Operating expenses that are allocated primarily include those relating to marketing of products and services from which multiple segments benefit and are generally allocated based on relative gross margin.

In addition, certain costs incurred at a corporate level that are identifiable and that benefit our segments are allocated to them. These allocated costs include costs of: legal, including settlements and fines; information technology; human resources; finance; excise taxes; field selling; shared facilities services; and customer service and support. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain corporate-level activity is not allocated to our segments, including impairment and restructuring expenses.

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2018	2017	2016

Revenue

Productivity and Business Processes	$35,865	$29,870	$25,792
Intelligent Cloud	32,219	27,407	24,952
More Personal Computing	42,276	39,294	40,410

Total	$110,360	$96,571	$91,154

Operating Income (Loss)

Productivity and Business Processes	$12,924	$11,389	$11,756
Intelligent Cloud	11,524	9,127	9,249
More Personal Computing	10,610	8,815	6,183
Corporate and Other	0	(306)	(1,110)

Total	$35,058	$29,025	$26,078

Corporate and Other operating loss comprised impairment and restructuring expenses.

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the fiscal years 2018, 2017, or 2016. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

United States (a)	$55,926	$51,078	$46,416
Other countries	54,434	45,493	44,738

Total	$110,360	$96,571	$91,154

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2018	2017	2016

Office products and cloud services	$28,316	$25,573	$23,868
Server products and cloud services	26,129	21,649	19,062
Windows	19,518	18,593	17,548
Gaming	10,353	9,051	9,202
Search advertising	7,012	6,219	5,428
Enterprise Services	5,846	5,542	5,659
Devices	5,134	5,062	7,888
LinkedIn	5,259	2,271	0
Other	2,793	2,611	2,499

Total	$110,360	$96,571	$91,154

Our commercial cloud revenue, which primarily comprises Office 365 commercial, Azure, Dynamics 365, and other cloud properties, was $23.2 billion, $14.9 billion, and $9.5 billion in fiscal years 2018, 2017, and 2016, respectively. These amounts are primarily included in Office products and services and server products and cloud services in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2018	2017	2016

United States	$44,501	$42,730	$25,145
Ireland	12,843	12,889	2,099
Luxembourg	6,856	6,854	6,868
Other countries	15,682	13,044	11,047

Total	$79,882	$75,517	$45,159

PART II

Item 8

NOTE 22 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31	June 30	Total

Fiscal Year 2018

Revenue	$24,538	$28,918	$26,819	$30,085	$110,360
Gross margin	16,260	17,854	17,550	20,343	72,007
Operating income	7,708	8,679	8,292	10,379	35,058
Net income (loss) (a)	6,576	(6,302)	7,424	8,873	16,571
Basic earnings (loss) per share	0.85	(0.82)	0.96	1.15	2.15
Diluted earnings (loss) per share (b)	0.84	(0.82)	0.95	1.14	2.13

Fiscal Year 2017 (c)

Revenue	$21,928	$25,826	$23,212	$25,605		$96,571
Gross margin	14,084	15,925	15,152	17,149		62,310
Operating income	6,715	7,905	6,723	7,682	(d)	29,025	(d)
Net income	5,667	6,267	5,486	8,069	(d)	25,489	(d)
Basic earnings per share	0.73	0.81	0.71	1.05		3.29
Diluted earnings per share	0.72	0.80	0.70	1.03	(d)	3.25	(d)

(a)	Reflects the net charge (benefit) related to the TCJA of $13.8 billion for the second quarter, $(104) million for the fourth quarter, and $13.7 billion for fiscal year 2018.
(b)	Reflects the net charge (benefit) related to the TCJA, which decreased (increased) diluted EPS $1.78 for the second quarter, $(0.01) for the fourth quarter, and $1.75 for fiscal year 2018.
(c)	On December 8, 2016, we acquired LinkedIn Corporation. LinkedIn has been included in our consolidated results of operations starting on the acquisition date.
(d)

Includes $306 million of employee severance expenses primarily related to our sales and marketing restructuring plan, which decreased operating income, net income, and diluted EPS by $306 million, $243 million, and $0.04, respectively.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers and for accounting for leases in fiscal year 2018 due to the adoption of the new revenue standard and new lease standard, respectively. The Company adopted the new revenue standard using the full retrospective approach and adopted the new lease standard using a modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 3, 2018

We have served as the Company’s auditor since 1983.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2018. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2018; their report is included in Item 9A.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate their adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes (collectively referred to as the “financial statements”) as of and for the year ended June 30, 2018, of the Company and our report dated August 3, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers and for accounting for leases in fiscal year 2018 due to the adoption of the new revenue standard and new lease standard, respectively.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 3, 2018

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 28, 2018 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) beneficial ownership reporting compliance” is incorporated herein by reference.

We have adopted the Microsoft Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The finance code of ethics is publicly available on our website at https://aka.ms/FinanceCodeProfessionalConduct. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Stock ownership information,” “Principal shareholders” and “Equity compensation plan information” is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/16

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/14/17

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	2/12/15

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/3/15

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	8/5/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/17

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.1	10/20/16

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan	X

10.6*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/17

10.7*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/18

10.8*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/18

10.12	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.12	10/20/16

10.13	Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.13	10/20/16

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/17	10.14	1/31/18

10.17*	Executive Officer Incentive Plan		10-Q	9/30/15	10.17	10/22/15

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/15	10.18	10/22/15

10.19*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/16	10.17	10/20/16

10.20*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.18	10/20/16

PART IV

Item 15, 16

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.21*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.25	10/20/16

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/16	10.22	10/20/16

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

10.25*	Form of Executive Officer Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/15	10.25	10/22/15

12	Computation of Ratios of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on August 3, 2018.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 3, 2018.

Signature	Title

/s/ JOHN W. THOMPSON John W. Thompson	Chairman

/s/ SATYA NADELLA Satya Nadella	Director and Chief Executive Officer

/s/ WILLIAM H. GATES III William H. Gates III	Director

/s/ REID HOFFMAN Reid Hoffman	Director

/s/ HUGH F. JOHNSTON Hugh F. Johnston	Director

/s/ TERI L. LIST-STOLL Teri L. List-Stoll	Director

/s/ CHARLES H. NOSKI Charles H. Noski	Director

/s/ HELMUT PANKE Helmut Panke	Director

/s/ SANDRA E. PETERSON Sandra E. Peterson	Director

/s/ PENNY S. PRITZKER Penny S. Pritzker	Director

/s/ CHARLES W. SCHARF Charles W. Scharf	Director

/s/ ARNE M. SORENSON Arne M. Sorenson	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ PADMASREE WARRIOR Padmasree Warrior	Director

/s/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)