Form 10-Q
period 2018-09-30
MICROSOFT CORP
filed 2018-10-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2018

Common Stock, $0.00000625 par value per share	7,676,218,736 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2018	2017

Revenue:
Product	$17,299	$14,298
Service and other	11,785	10,240

Total revenue	29,084	24,538

Cost of revenue:
Product	3,649	2,980
Service and other	6,256	5,298

Total cost of revenue	9,905	8,278

Gross margin	19,179	16,260
Research and development	3,977	3,574
Sales and marketing	4,098	3,812
General and administrative	1,149	1,166

Operating income	9,955	7,708
Other income, net	266	276

Income before income taxes	10,221	7,984
Provision for income taxes	1,397	1,408

Net income	$8,824	$6,576

Earnings per share:
Basic	$1.15	$0.85
Diluted	$1.14	$0.84

Weighted average shares outstanding:
Basic	7,673	7,708
Diluted	7,766	7,799

Cash dividends declared per common share	$0.46	$0.42

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2018	2017

Net income	$8,824	$6,576

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(45)	(106)
Net change related to investments	(261)	(288)
Translation adjustments and other	(55)	293

Other comprehensive loss	(361)	(101)

Comprehensive income	$8,463	$6,475

Refer to accompanying notes. Refer to Note 16 – Accumulated Other Comprehensive Income (Loss) for further information.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2018	June 30, 2018

Assets
Current assets:
Cash and cash equivalents	$15,137	$11,946
Short-term investments	120,743	121,822

Total cash, cash equivalents, and short-term investments	135,880	133,768
Accounts receivable, net of allowance for doubtful accounts of $319 and $377	17,390	26,481
Inventories	3,614	2,662
Other	7,311	6,751

Total current assets	164,195	169,662
Property and equipment, net of accumulated depreciation of $30,953 and $29,223	31,430	29,460
Operating lease right-of-use assets	6,734	6,686
Equity investments	2,034	1,862
Goodwill	35,855	35,683
Intangible assets, net	7,579	8,053
Other long-term assets	9,792	7,442

Total assets	$257,619	$258,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,511	$8,617
Current portion of long-term debt	6,497	3,998
Accrued compensation	4,271	6,103
Short-term income taxes	2,341	2,121
Short-term unearned revenue	26,704	28,905
Other	7,953	8,744

Total current liabilities	56,277	58,488
Long-term debt	69,733	72,242
Long-term income taxes	28,936	30,265
Long-term unearned revenue	3,538	3,815
Deferred income taxes	1,977	541
Operating lease liabilities	5,652	5,568
Other long-term liabilities	5,539	5,211

Total liabilities	171,652	176,130

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,680 and 7,677	71,303	71,223
Retained earnings	17,279	13,682
Accumulated other comprehensive loss	(2,615)	(2,187)

Total stockholders’ equity	85,967	82,718

Total liabilities and stockholders’ equity	$257,619	$258,848

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2018	2017

Operations
Net income	$8,824	$6,576
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,837	2,499
Stock-based compensation expense	1,107	973
Net recognized gains on investments and derivatives	(240)	(523)
Deferred income taxes	(247)	(53)
Changes in operating assets and liabilities:
Accounts receivable	9,194	7,949
Inventories	(956)	(1,023)
Other current assets	(677)	(318)
Other long-term assets	21	(278)
Accounts payable	(395)	(407)
Unearned revenue	(2,441)	(1,806)
Income taxes	(1,091)	661
Other current liabilities	(2,322)	(2,164)
Other long-term liabilities	43	354

Net cash from operations	13,657	12,440

Financing
Repayments of short-term debt, maturities of 90 days or less, net	0	(3,710)
Proceeds from issuance of debt	0	3,954
Repayments of debt	0	(1,169)
Common stock issued	360	307
Common stock repurchased	(3,744)	(2,570)
Common stock cash dividends paid	(3,220)	(3,003)
Other, net	(780)	(150)

Net cash used in financing	(7,384)	(6,341)

Investing
Additions to property and equipment	(3,602)	(2,132)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(245)	(179)
Purchases of investments	(19,551)	(32,961)
Maturities of investments	5,214	5,226
Sales of investments	15,231	23,036
Securities lending payable	0	106

Net cash used in investing	(2,953)	(6,904)

Effect of foreign exchange rates on cash and cash equivalents	(129)	26

Net change in cash and cash equivalents	3,191	(779)
Cash and cash equivalents, beginning of period	11,946	7,663

Cash and cash equivalents, end of period	$15,137	$6,884

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2018	2017

Common stock and paid-in capital
Balance, beginning of period	$71,223	$69,315
Common stock issued	360	307
Common stock repurchased	(1,387)	(1,175)
Stock-based compensation expense	1,107	973
Other, net	0	(1)

Balance, end of period	71,303	69,419

Retained earnings
Balance, beginning of period	13,682	17,769
Net income	8,824	6,576
Common stock cash dividends	(3,528)	(3,239)
Common stock repurchased	(2,376)	(1,404)
Cumulative effect of accounting changes	677	0

Balance, end of period	17,279	19,702

Accumulated other comprehensive income (loss)
Balance, beginning of period	(2,187)	627
Other comprehensive loss	(361)	(101)
Cumulative effect of accounting changes	(67)	0

Balance, end of period	(2,615)	526

Total stockholders’ equity	$85,967	$89,647

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2018 Form 10-K filed with the U.S. Securities and Exchange Commission on August 3, 2018.

We have recast certain prior period amounts related to investments, derivatives, and fair value measurements to conform to the current period presentation based on our adoption of the new accounting standard for financial instruments. We have also recast prior period commercial cloud revenue to include the commercial portion of LinkedIn to provide a comparable view of our commercial cloud business performance. The commercial portion of LinkedIn includes LinkedIn Recruiter, Sales Navigator, premium business subscriptions, and other services for organizations. The recast of these prior period amounts had no impact on our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions.

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

PART I

Item 1

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding other-than-temporary impairments, are recorded in other comprehensive income (“OCI”). Debt investments are impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. We also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. In addition, we consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other income (expense), net and a new cost basis in the investment is established.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method, or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a quarterly basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.

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

For derivative instruments designated as fair value hedges, gains and losses are recognized in other income (expense), net with offsetting gains and losses on the hedged items. For options designated as fair value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and recognized in other income (expense), net.

For derivative instruments designated as cash flow hedges, the effective portion of the gains and losses are initially reported as a component of OCI and subsequently recognized in revenue when the hedged exposure is recognized in revenue. Gains and losses on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in other income (expense), net.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are primarily recognized in other income (expense), net.

Fair Value Measurements

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Our Level 1 investments primarily include U.S. government securities, common and preferred stock, and mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

PART I

Item 1

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 investments primarily include corporate notes and bonds, foreign government bonds, mortgage- and asset-backed securities, commercial paper, certificates of deposit, and U.S. agency securities. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 assets and liabilities primarily include investments in corporate notes and bonds, and goodwill and intangible assets, when they are recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

We measure equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Contract Balances

As of September 30, 2018 and June 30, 2018, long-term accounts receivable, net of allowance for doubtful accounts, were $1.8 billion and $1.8 billion, respectively, and are included in other long-term assets on our consolidated balance sheets.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Income Taxes – Intra-Entity Asset Transfers

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the guidance effective July 1, 2018. Adoption of the guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We recorded a net cumulative-effect adjustment that resulted in an increase in retained earnings of $557 million, which reversed the previous deferral of income tax consequences and recorded new deferred tax assets from intra-entity transfers involving assets other than inventory, partially offset by a U.S. deferred tax liability related to global intangible low-taxed income (“GILTI”). Adoption of the standard resulted in an increase in long-term deferred tax assets of $2.8 billion, an increase in long-term deferred tax liabilities of $2.1 billion, and a reduction in other current assets of $152 million. As a result of the Tax Cuts and Jobs Act (“TCJA”), we are continuing to evaluate the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems. Adoption of the standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

PART I

Item 1

We adopted the standard effective July 1, 2018. Adoption of the standard was applied using a modified retrospective approach through a cumulative-effect adjustment from accumulated other comprehensive income (“AOCI”) to retained earnings as of the effective date, and we elected to measure equity investments without readily determinable fair values at cost with adjustments for observable changes in price or impairments. The cumulative-effect adjustment included any previously held unrealized gains and losses held in AOCI related to our equity investments carried at fair value as well as the impact of recording the fair value of certain equity investments carried at cost. The impact on our consolidated balance sheets upon adoption was not material. Adoption of the standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)

Three Months Ended September 30,	2018	2017

Net income available for common shareholders (A)	$8,824	$6,576

Weighted average outstanding shares of common stock (B)	7,673	7,708
Dilutive effect of stock-based awards	93	91

Common stock and common stock equivalents (C)	7,766	7,799

Earnings Per Share

Basic (A/B)	$1.15	$0.85
Diluted (A/C)	$1.14	$0.84

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2018	2017

Interest and dividends income	$681	$473
Interest expense	(674)	(672)
Net recognized gains on investments	243	573
Net losses on derivatives	(3)	(50)
Net gains (losses) on foreign currency remeasurements	5	(9)
Other, net	14	(39)

Total	$266	$276

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2018	2017

Realized gains from sales of available-for-sale securities	$7	$13
Realized losses from sales of available-for-sale securities	(85)	(80)
Other-than-temporary impairments of investments	0	(1)

Total	$(78)	$(68)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2018	2017

Net realized gains on investments sold	$203	$646
Net unrealized gains on investments still held	118	0
Other-than-temporary impairments of investments	0	(5)

Total	$321	$641

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

September 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,883	$0	$0	$2,883	$2,784	$99	$0
Certificates of deposit	Level 2	2,537	0	0	2,537	2,081	456	0
U.S. government securities	Level 1	111,281	9	(1,442)	109,848	4,419	105,429	0
U.S. agency securities	Level 2	639	0	0	639	349	290	0
Foreign government bonds	Level 2	4,981	1	(12)	4,970	1,384	3,586	0
Mortgage- and asset-backed securities	Level 2	3,358	4	(14)	3,348	0	3,348	0
Corporate notes and bonds	Level 2	7,143	22	(53)	7,112	0	7,112	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	268	32	(1)	299	0	299	0

Total debt investments		$133,105	$68	$(1,522)	$131,651	$11,017	$120,634	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$562	$239	$0	$323
Equity investments	Other				1,711	0	0	1,711

Total equity investments					$2,273	$239	$0	$2,034

Cash					$3,881	$3,881	$0	$0
Derivatives, net (a)					109	0	109	0

Total					$137,914	$15,137	$120,743	$2,034

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

PART I

Item 1

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,513	$0	$0	$2,513	$2,215	$298	$0
Certificates of deposit	Level 2	2,058	0	0	2,058	1,865	193	0
U.S. government securities	Level 1	108,120	62	(1,167)	107,015	2,280	104,735	0
U.S. agency securities	Level 2	1,742	0	0	1,742	1,398	344	0
Foreign government bonds	Level 1	22	0	0	22	0	22	0
Foreign government bonds	Level 2	5,063	1	(10)	5,054	0	5,054	0
Mortgage- and asset-backed securities	Level 2	3,864	4	(13)	3,855	0	3,855	0
Corporate notes and bonds	Level 2	6,929	21	(56)	6,894	0	6,894	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	271	37	(1)	307	0	307	0

Total debt investments		$130,597	$125	$(1,247)	$129,475	$7,758	$121,717	$0

Equity investments	Level 1				$533	$246	$0	$287
Equity investments	Level 3				18	0	0	18
Equity investments	Other				1,558	0	1	1,557

Total equity investments					$2,109	$246	$1	$1,862

Cash					$3,942	$3,942	$0	$0
Derivatives, net (a)					104	0	104	0

Total					$135,630	$11,946	$121,822	$1,862

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of September 30, 2018 and June 30, 2018, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $820 million and $697 million, respectively.

As of September 30, 2018, we had no collateral received under agreements for loaned securities. As of June 30, 2018, collateral received under agreements for loaned securities was $1.8 billion and primarily comprised U.S. government and agency securities.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2018

U.S. government and agency securities	$65,155	$(960)	$27,736	$(482)	$92,891	$(1,442)
Foreign government bonds	3,160	(8)	26	(4)	3,186	(12)
Mortgage- and asset-backed securities	1,130	(8)	145	(6)	1,275	(14)
Corporate notes and bonds	2,892	(37)	338	(16)	3,230	(53)
Municipal securities	42	(1)	0	0	42	(1)

Total	$72,379	$(1,014)	$28,245	$(508)	$100,624	$(1,522)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2018

U.S. government and agency securities	$82,352	$(1,064)	$4,459	$(103)	$86,811	$(1,167)
Foreign government bonds	3,457	(7)	13	(3)	3,470	(10)
Mortgage- and asset-backed securities	2,072	(9)	96	(4)	2,168	(13)
Corporate notes and bonds	3,111	(43)	301	(13)	3,412	(56)
Municipal securities	45	(1)	0	0	45	(1)

Total	$91,037	$(1,124)	$4,869	$(123)	$95,906	$(1,247)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2018

Due in one year or less	$36,769	$36,577
Due after one year through five years	69,379	68,747
Due after five years through 10 years	26,053	25,444
Due after 10 years	904	883

Total	$133,105	$131,651

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar.

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

Equity

Securities held in our equity investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. In the past, to hedge our price risk, we also used and designated equity derivatives as hedging instruments, including puts, calls, swaps, and forwards.

PART I

Item 1

Other

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2018, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2018	June 30, 2018

Designated as Hedging Instruments

Foreign exchange contracts sold	$9,736	$11,101

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,056	9,425
Foreign exchange contracts sold	9,600	13,374
Equity contracts purchased	40	49
Equity contracts sold	7	5
Other contracts purchased	1,000	878
Other contracts sold	512	472

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	September 30, 2018		June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Designated as Hedging Instruments

Foreign exchange contracts	$151	$0	$174	$0

Changes in Fair Value Recorded in Net Income

Designated as Hedging Instruments

Foreign exchange contracts	97	0	95	0

Not Designated as Hedging Instruments

Foreign exchange contracts	129	(118)	256	(197)
Equity contracts	5	(3)	2	(7)
Other contracts	9	(8)	11	(3)

Gross amounts of derivatives	391	(129)	538	(207)
Gross amounts of derivatives offset in the balance sheet	(101)	100	(152)	153
Cash collateral received	0	(168)	0	(235)

Net amounts of derivatives	$290	$(197)	$386	$(289)

Reported as

Short-term investments	$109	$0	$104	$0
Other current assets	161	0	260	0
Other long-term assets	20	0	22	0
Other current liabilities	0	(194)	0	(288)
Other long-term liabilities	0	(3)	0	(1)

Total	$290	$(197)	$386	$(289)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $388 million and $125 million, respectively, as of September 30, 2018, and $533 million and $207 million, respectively, as of June 30, 2018.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2018

Derivative assets	$1	$387	$3	$391
Derivative liabilities	(1)	(128)	0	(129)

June 30, 2018

Derivative assets	1	535	2	538
Derivative liabilities	(1)	(206)	0	(207)

PART I

Item 1

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2018	2017

Foreign Exchange Contracts

Derivatives	$150	$22
Hedged items	(122)	(2)

Total amount of ineffectiveness	$28	$20

Equity Contracts

Derivatives	$0	$(236)
Hedged items	0	236

Total amount of ineffectiveness	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$0	$40

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)

Three Months Ended September 30,	2018	2017

Effective Portion

Gains recognized in other comprehensive income, net of tax of $(1) and $0	$44	$5
Gains reclassified from accumulated other comprehensive income into revenue	92	111

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(27)	(91)

We estimate that $131 million of net derivative gains included in AOCI as of September 30, 2018 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur for the three months ended September 30, 2018.

Non-designated Derivative Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on derivatives not designated as hedging instruments:

(In millions)

Three Months Ended September 30,	2018	2017

Foreign exchange contracts	$(30)	$(69)
Equity contracts	1	(29)
Other contracts	(4)	11

Total	$(33)	$(87)

PART I

Item 1

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2018	June 30, 2018

Raw materials	$690	$655
Work in process	58	54
Finished goods	2,866	1,953

Total	$3,614	$2,662

NOTE 7 — BUSINESS COMBINATIONS

GitHub Inc.

On June 4, 2018, we entered into a definitive agreement to acquire GitHub, Inc. in a $7.5 billion stock transaction (inclusive of total cash payments of $1.3 billion in respect of vested GitHub equity awards and an indemnity escrow). The transaction is expected to close by the end of October 2018. The financial results of GitHub will be included in our consolidated financial statements beginning on the date of the acquisition.

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2018	Acquisitions	Other	September 30, 2018

Productivity and Business Processes	$23,823	$0	$(9)	$23,814
Intelligent Cloud	5,703	6	3	5,712
More Personal Computing	6,157	148	24	6,329

Total	$35,683	$154	$18	$35,855

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2018			June 30, 2018

Technology-based	$7,302	$(5,376)	$1,926	$7,220	$(5,018)	$2,202
Customer-related	4,032	(1,337)	2,695	4,031	(1,205)	2,826
Marketing-related	4,012	(1,138)	2,874	4,006	(1,071)	2,935
Contract-based	680	(596)	84	679	(589)	90

Total	$16,026	$(8,447)	$7,579	$15,936	$(7,883)	$8,053

PART I

Item 1

Intangible assets amortization expense was $556 million and $563 million for the three months ended September 30, 2018 and 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2018:

(In millions)

Year Ending June 30,

2019 (excluding the three months ended September 30, 2018)	$1,243
2020	1,279
2021	1,065
2022	972
2023	810
Thereafter	2,210

Total	$7,579

NOTE 10 — DEBT

Short-term Debt

As of September 30, 2018 and June 30, 2018, we had no commercial paper issued or outstanding. Effective August 31, 2018, we terminated our credit facilities, which served as back-up for our commercial paper program.

Long-term Debt

As of September 30, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.2 billion and $77.1 billion, respectively. As of June 30, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.2 billion and $77.5 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value September 30, 2018	Face Value June 30, 2018	Stated Interest Rate	Effective Interest Rate

Notes

November 3, 2018	$1,750	$1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	2,034	2,044	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	2,034	2,044	3.125%	3.218%
May 2, 2033 (a)	639	642	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$76,875	$76,898

(a)	Euro-denominated debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of September 30, 2018 and June 30, 2018, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $645 million and $658 million, respectively.

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate for the three months ended September 30, 2018 and 2017 was 14% and 18%, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to the reduction of the U.S. federal statutory tax rate as a result of the TCJA.

Our effective tax rate for the three months ended September 30, 2018 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, and tax benefits relating to stock-based compensation.

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. In fiscal year 2018, the TCJA required us to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA includes a provision to tax GILTI of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the TCJA were effective for us beginning July 1, 2018.

The TCJA was effective in the second quarter of fiscal year 2018. As of September 30, 2018, we have not completed our accounting for the estimated tax effects of the TCJA. During fiscal year 2018, we recorded a provisional net charge of $13.7 billion related to the TCJA based on reasonable estimates for those tax effects. In August and September 2018, the Internal Revenue Service (“IRS”) issued proposed regulations related to the one-time transition tax and GILTI, which we are in the process of evaluating. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date. The impacts of our estimates are described further below.

We recorded an estimated $17.9 billion charge in fiscal year 2018 related to the one-time transition tax on the deemed repatriation of deferred foreign income, which was included in the provision for income taxes on our consolidated income statements and income taxes on our consolidated balance sheets. We have not yet completed our accounting for the transition tax as our analysis of deferred foreign income is not complete. To calculate the transition tax, we estimated our deferred foreign income for fiscal year 2018 because these tax returns are not complete or due. Fiscal year 2018 taxable income will be known once the respective tax returns are completed and filed. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded.

In addition, we recorded an estimated $4.2 billion benefit in fiscal year 2018 from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes on our consolidated income statements and deferred income taxes and long-term income taxes on our consolidated balance sheets. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods.

The TCJA subjects a U.S. corporation to tax on its GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, under which we record the corresponding deferred tax assets and liabilities on our consolidated balance sheets.

PART I

Item 1

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2018, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

Tax contingencies and other income tax liabilities were $15.2 billion and $15.1 billion as of September 30, 2018 and June 30, 2018, respectively, and are included in long-term income taxes on our consolidated balance sheets. This increase relates primarily to current period intercompany transactions and interest accruals.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2018	June 30, 2018

Productivity and Business Processes	$13,753	$14,864
Intelligent Cloud	13,298	14,706
More Personal Computing	3,191	3,150

Total	$30,242	$32,720

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2018

Balance, beginning of period	$32,720
Deferral of revenue	14,580
Recognition of unearned revenue	(17,058)

Balance, end of period	$30,242

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $71 billion as of September 30, 2018, of which we expect to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

PART I

Item 1

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2018	2017

Operating lease cost	$410	$388

Finance lease cost:
Amortization of right-of-use assets	$78	$48
Interest on lease liabilities	55	30

Total finance lease cost	$133	$78

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2018	2017

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$397	$369
Operating cash flows from finance leases	55	30
Financing cash flows from finance leases	47	25

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	496	391
Finance leases	419	728

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2018	June 30, 2018

Operating Leases

Operating lease right-of-use assets	$6,734	$6,686

Other current liabilities	$1,372	$1,399
Operating lease liabilities	5,652	5,568

Total operating lease liabilities	$7,024	$6,967

Finance Leases

Property and equipment, at cost	$4,955	$4,543
Accumulated depreciation	(481)	(404)

Property and equipment, net	$4,474	$4,139

Other current liabilities	$203	$176
Other long-term liabilities	4,471	4,125

Total finance lease liabilities	$4,674	$4,301

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.8%	2.7%
Finance leases	5.1%	5.2%

PART I

Item 1

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2019 (excluding the three months ended September 30, 2018)	$1,170	$314
2020	1,422	426
2021	1,154	434
2022	958	442
2023	786	444
Thereafter	2,290	4,434

Total lease payments	7,780	6,494
Less imputed interest	(756)	(1,820)

Total	$7,024	$4,674

As of September 30, 2018, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $2.6 billion and $4.8 billion, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2022 with lease terms of 1 year to 15 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 39 patent infringement cases pending against Microsoft as of September 30, 2018, none of which are material individually or in aggregate.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions, and have submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. A hearing to approve the settlement in British Columbia occurred on September 21, 2018, and in Ontario on October 18, 2018. A hearing in Quebec is scheduled for October 25, 2018.

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

PART I

Item 1

Product-Related Litigation

U.S. Cell Phone Litigation

Microsoft Mobile Oy, a subsidiary of Microsoft, along with other handset manufacturers and network operators, is a defendant in 40 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims in our agreement to acquire Nokia’s Devices and Services business and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports.

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

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. In June 2018, the court denied the plaintiffs’ motion for class certification. Plaintiffs sought an interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which was granted in September 2018.

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

As of September 30, 2018, we accrued aggregate legal liabilities of $334 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.0 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2018, $25.6 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2019		2018

First Quarter	24	$2,600	22	$1,600

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Amount	Payment Date

Fiscal Year 2019			(in millions)

September 18, 2018	$0.46	November 15, 2018	$3,533	December 13, 2018

Fiscal Year 2018

September 19, 2017	$0.42	November 16, 2017	$3,238	December 14, 2017

The dividend declared on September 18, 2018 was included in other current liabilities as of September 30, 2018.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2018	2017

Derivatives

Balance, beginning of period	$173	$134
Unrealized gains, net of tax of $(1) and $0	44	4

Reclassification adjustments for gains included in revenue	(92)	(111)
Tax expense included in provision for income taxes	3	1

Amounts reclassified from accumulated other comprehensive income (loss)	(89)	(110)

Net change related to derivatives, net of tax of $(4) and $(1)	(45)	(106)

Balance, end of period	$128	$28

Investments

Balance, beginning of period	$(850)	$1,825
Unrealized gains (losses), net of tax of $(86) and $50	(323)	73

Reclassification adjustments for (gains) losses included in other income (expense), net	78	(555)
Tax expense (benefit) included in provision for income taxes	(16)	194

Amounts reclassified from accumulated other comprehensive income (loss)	62	(361)

Net change related to investments, net of tax of $(70) and $(144)	(261)	(288)
Cumulative effect of accounting changes	(67)	0

Balance, end of period	$(1,178)	$1,537

Translation Adjustments and Other

Balance, beginning of period	$(1,510)	$(1,332)
Translation adjustments and other, net of tax of $0 and $(1)	(55)	293

Balance, end of period	$(1,565)	$(1,039)

Accumulated other comprehensive income (loss), end of period	$(2,615)	$526

NOTE 17 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Microsoft Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Skype for Business, and Microsoft Teams, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office 365 subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.

PART I

Item 1

•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.
•	Microsoft Dynamics business solutions, including Dynamics ERP on-premises, Dynamics CRM on-premises, and Dynamics 365, a set of cloud-based applications across ERP and CRM.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Microsoft SQL Server, Windows Server, Visual Studio, System Center, and related CALs, and Microsoft Azure.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across all devices. This segment primarily comprises:

•

Windows, including Windows original equipment manufacturer (“OEM”) licensing and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows Internet of Things (“IoT”); and MSN advertising.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2018	2017

Revenue

Productivity and Business Processes	$9,771	$8,238
Intelligent Cloud	8,567	6,922
More Personal Computing	10,746	9,378

Total	$29,084	$24,538

Operating Income

Productivity and Business Processes	$3,881	$3,006
Intelligent Cloud	2,931	2,137
More Personal Computing	3,143	2,565

Total	$9,955	$7,708

PART I

Item 1

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2018 or 2017. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2018	2017

United States (a)	$14,740	$12,527
Other countries	14,344	12,011

Total	$29,084	$24,538

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2018	2017

Office products and cloud services	$7,622	$6,575
Server products and cloud services	7,058	5,496
Windows	4,901	4,643
Gaming	2,738	1,896
Search advertising	1,788	1,639
LinkedIn	1,530	1,148
Enterprise Services	1,450	1,371
Devices	1,261	1,154
Other	736	616

Total	$29,084	$24,538

Our commercial cloud revenue, which includes Office 365 commercial, Azure, LinkedIn, Dynamics 365, and other cloud properties, was $8.5 billion and $5.8 billion for the three months ended September 30, 2018 and 2017, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of September 30, 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of June 30, 2018, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated August 3, 2018, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding a change in accounting principles. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the PCAOB and the Securities and Exchange Commission.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 24, 2018

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2018, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2019 compared with the first quarter of fiscal year 2018 included:

•	Commercial cloud revenue, which includes Microsoft Office 365 commercial, Microsoft Azure, LinkedIn, Microsoft Dynamics 365, and other cloud properties, increased 47% to $8.5 billion.
•	Office Commercial revenue increased 17%, driven by Office 365 commercial revenue growth of 36%.
•	Office Consumer revenue increased 16%, with continued growth in Office 365 consumer subscribers to 32.5 million.
•	LinkedIn revenue increased 33%, with continued acceleration in engagement highlighted by LinkedIn sessions growth of 34%.
•	Dynamics revenue increased 20%, driven by Dynamics 365 revenue growth of 51%.
•	Server products and cloud services revenue increased 28%, driven by Azure revenue growth of 76%.
•	Enterprise Services revenue increased 6%.
•	Windows Commercial revenue increased 12%, driven by an increased volume of multi-year agreements.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 3%, driven by OEM Pro revenue growth of 8%.
•	Gaming revenue increased 44%, with Xbox software and services revenue growth of 36%, mainly from third-party title strength.

PART I

Item 2

•	Search advertising revenue, excluding traffic acquisition costs, increased 17%.
•	Microsoft Surface revenue increased 14%.

We have recast certain prior period commercial cloud metrics to include the commercial portion of LinkedIn to provide a comparable view of our commercial cloud business performance. The commercial portion of LinkedIn includes LinkedIn Recruiter, Sales Navigator, premium business subscriptions, and other services for organizations.

On June 4, 2018, we entered into a definitive agreement to acquire GitHub, Inc. in a $7.5 billion stock transaction (inclusive of total cash payments of $1.3 billion in respect of vested GitHub equity awards and an indemnity escrow). The transaction is expected to close by the end of October 2018.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of foreign currencies relative to the U.S. dollar throughout fiscal year 2018 positively impacted reported revenue and increased reported expenses from our international operations. This trend reversed in the first quarter of fiscal year 2019. Strengthening of the U.S. dollar relative to certain foreign currencies has not significantly impacted reported revenue or expenses from our international operations.

Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second and fourth quarters of our fiscal year. Second quarter revenue is driven by corporate year-end spending trends in our major markets and holiday season spending by consumers, and fourth quarter revenue is driven by the volume of multi-year on-premises contracts executed during the period.

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

Additional information on our reportable segments is contained in Note 17 – Segment Information and Geographic Data of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2018	2017

Revenue	$29,084	$24,538	19%
Gross margin	19,179	16,260	18%
Operating income	9,955	7,708	29%
Net income	8,824	6,576	34%
Diluted earnings per share	1.14	0.84	36%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Revenue increased $4.5 billion or 19%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by higher revenue from server products and cloud services. Productivity and Business Processes revenue increased, driven by higher revenue from Office and LinkedIn. More Personal Computing revenue increased, driven by higher revenue from Gaming and Windows.

Gross margin increased $2.9 billion or 18%, driven by growth across each of our segments. Gross margin percentage decreased slightly, due to gross margin percentage decline in More Personal Computing, offset in part by gross margin percentage improvement in Intelligent Cloud. Gross margin included a 4 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $2.2 billion or 29%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $1.6 billion or 20%, driven by growth in commercial cloud and Gaming.
•	Research and development expenses increased $403 million or 11%, driven by investments in cloud engineering and LinkedIn.
•	Sales and marketing expenses increased $286 million or 8%, driven by investments in commercial sales capacity and LinkedIn.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2018	2017

Revenue

Productivity and Business Processes	$9,771	$8,238	19%
Intelligent Cloud	8,567	6,922	24%
More Personal Computing	10,746	9,378	15%

Total	$29,084	$24,538	19%

Operating Income

Productivity and Business Processes	$3,881	$3,006	29%
Intelligent Cloud	2,931	2,137	37%
More Personal Computing	3,143	2,565	23%

Total	$9,955	$7,708	29%

Reportable Segments

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Productivity and Business Processes

Revenue increased $1.5 billion or 19%.

•

Office Commercial revenue increased $913 million or 17%, driven by Office 365 commercial revenue growth, due to growth in subscribers and average revenue per user, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $140 million or 16%, driven by Office 365 consumer revenue growth, due to growth in subscribers and average revenue per user.
•	LinkedIn revenue increased $382 million or 33%, with continued acceleration in engagement highlighted by LinkedIn sessions growth of 34%.
•	Dynamics revenue increased 20%, driven by Dynamics 365 revenue growth.

Operating income increased $875 million or 29%, including a favorable foreign currency impact of 2%.

•

Gross margin increased $1.1 billion or 18%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage decreased, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in LinkedIn and Office 365.

•	Operating expenses increased $228 million or 7%, driven by investments in LinkedIn, cloud engineering, and commercial sales capacity.

Intelligent Cloud

Revenue increased $1.6 billion or 24%.

•

Server products and cloud services revenue increased $1.6 billion or 28%, driven by Azure. Azure revenue growth was 76%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products licensed on-premises revenue increased 10%, due to a higher mix of premium licenses for Windows Server and Microsoft SQL Server.

•	Enterprise Services revenue increased $79 million or 6%, driven by higher revenue from Premier Support Services and Microsoft Consulting Services.

PART I

Item 2

Operating income increased $794 million or 37%.

•

Gross margin increased $1.3 billion or 28%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $475 million or 19%, driven by investments in cloud and artificial intelligence engineering and commercial sales capacity.

More Personal Computing

Revenue increased $1.4 billion or 15%.

•

Windows revenue increased $258 million or 6%, driven by growth in Windows Commercial and Windows OEM. Windows Commercial revenue increased 12%, due to an increased volume of multi-year agreements. Windows OEM revenue increased 3%. Windows OEM Pro revenue grew 8%, ahead of the commercial PC market, due to a higher mix of premium licenses. Windows OEM non-Pro revenue declined 5%, below the consumer PC market, due to continued pressure in the entry-level price category.

•

Gaming revenue increased $842 million or 44%, driven by Xbox software and services revenue growth of 36%, due to third-party title strength, and Xbox hardware revenue growth of 94%, against a low prior year comparable due to timing of the Xbox One X launch in the second quarter of fiscal year 2018.

•

Search advertising revenue increased $149 million or 9%. Search advertising revenue, excluding traffic acquisition costs, increased 17%, driven by growth in Bing, due to higher revenue per search and search volume.

•	Surface revenue increased $143 million or 14%.

Operating income increased $578 million or 23%.

•	Gross margin increased $547 million or 10%, driven by growth in Windows and Gaming. Gross margin percentage decreased, due to unfavorable sales mix.
•	Operating expenses decreased $31 million or 1%.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2018	2017

Research and development	$3,977	$3,574	11%
As a percent of revenue	14%	15%	(1) ppt

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

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Research and development expenses increased $403 million or 11%, driven by investments in cloud engineering and LinkedIn.

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2018	2017

Sales and marketing	$4,098	$3,812	8%
As a percent of revenue	14%	16%	(2) ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Sales and marketing expenses increased $286 million or 8%, driven by investments in commercial sales capacity and LinkedIn.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2018	2017

General and administrative	$1,149	$1,166	(1)%
As a percent of revenue	4%	5%	(1) ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

General and administrative expenses decreased $17 million or 1%.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2018	2017

Interest and dividends income	$681	$473
Interest expense	(674)	(672)
Net recognized gains on investments	243	573
Net losses on derivatives	(3)	(50)
Net gains (losses) on foreign currency remeasurements	5	(9)
Other, net	14	(39)

Total	$266	$276

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Interest and dividends income increased primarily due to higher yields on fixed-income securities. Interest expense increased slightly primarily due to higher finance lease expense, offset in part by a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments decreased primarily due to lower gains on sales of equity investments. Net losses on derivatives decreased primarily due to lower losses on foreign exchange derivatives, offset in part by losses on interest rate derivatives in the current period as compared to gains in the prior period and lower gains on equity derivatives.

INCOME TAXES

Effective Tax Rate

Our effective tax rate for the three months ended September 30, 2018 and 2017 was 14% and 18%, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to the reduction of the U.S. federal statutory tax rate as a result of the Tax Cuts and Jobs Act (“TCJA”).

Our effective tax rate for the three months ended September 30, 2018 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, and tax benefits relating to stock-based compensation.

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. In fiscal year 2018, the TCJA required us to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the TCJA were effective for us beginning July 1, 2018.

PART I

Item 2

The TCJA was effective in the second quarter of fiscal year 2018. As of September 30, 2018, we have not completed our accounting for the estimated tax effects of the TCJA. During fiscal year 2018, we recorded a provisional net charge of $13.7 billion related to the TCJA based on reasonable estimates for those tax effects. In August and September 2018, the Internal Revenue Service (“IRS”) issued proposed regulations related to the one-time transition tax and GILTI, which we are in the process of evaluating. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret additional guidance issued by the U.S. Treasury Department, IRS, Financial Accounting Standards Board, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which should not extend beyond one year from the enactment date.

During fiscal year 2018, we recorded an estimated net charge of $13.7 billion related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.9 billion, offset in part by the impact of changes in the tax rate of $4.2 billion, primarily on deferred tax assets and liabilities.

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In the second quarter of fiscal year 2018, we settled a portion of the IRS audit for tax years 2010 to 2013. We continue to be subject to examination by the IRS for tax years 2010 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2018, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $135.9 billion and $133.8 billion as of September 30, 2018 and June 30, 2018, respectively. Equity investments were $2.0 billion and $1.9 billion as of September 30, 2018 and June 30, 2018, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $1.2 billion to $13.7 billion for the three months ended September 30, 2018, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid for income taxes, and an increase in cash paid to suppliers and employees. Cash used in financing increased $1.0 billion to $7.4 billion for the three months ended September 30, 2018, mainly due to a $1.2 billion increase in common stock repurchases and a $630 million increase in other financing, primarily for supplier financing, offset in part by a $925 million decrease in repayments of debt, net of proceeds. Cash used in investing decreased $4.0 billion to $3.0 billion for the three months ended September 30, 2018, mainly due to a $5.6 billion decrease in net investment purchases, sales, and maturities, offset in part by a $1.5 billion increase in additions to property and equipment.

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Refer to Note 10 – Debt of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

The following table outlines the expected future recognition of unearned revenue as of September 30, 2018:

(In millions)

Three Months Ending

December 31, 2018	$12,029
March 31, 2019	8,194
June 30, 2019	5,056
September 30, 2019	1,425
Thereafter	3,538

Total	$30,242

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

PART I

Item 2

Share Repurchases

For the three months ended September 30, 2018 and 2017, we repurchased 24 million shares and 22 million shares of our common stock for $2.6 billion and $1.6 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax of $17.9 billion on deferred foreign income not previously subject to U.S. income tax. We have paid transition tax of approximately $1.8 billion, which included $1.5 billion for the three months ended September 30, 2018. Under the TCJA, the remaining transition tax of $16.1 billion is payable interest free over the next seven years, with 8% due in each of the next four years, 15% in fiscal year 2024, 20% in fiscal year 2025, and 25% in fiscal year 2026.

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

Impairment of Investment Securities

We review debt investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. We also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. In addition, we consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Equity investments without readily determinable fair values are written down to fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than carrying value. We perform a qualitative assessment on a quarterly basis. We are required to estimate the fair value of the investment to determine the amount of the impairment loss. Once an investment is determined to be impaired, an impairment charge is recorded in other income (expense), net.

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

The TCJA significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Refer to Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Item 3, 4

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

Equity

Securities held in our equity investments portfolio are subject to price risk.

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2018	Impact

Foreign currency - Revenue	10% decrease in foreign exchange rates	$(2,486)	Earnings
Foreign currency - Investments	10% decrease in foreign exchange rates	(84)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,760)	Fair Value
Credit	100 basis point increase in credit spreads	(231)	Fair Value
Equity	10% decrease in equity market prices	(111)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 14 – Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

PART II

Item 1A

We make significant investments in new products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Office, Bing, Microsoft SQL Server, Windows Server, Microsoft Stores, Azure, Office 365, Xbox Live, Mixer, LinkedIn, and other cloud-based offerings. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Microsoft Stores, Microsoft Edge, and Bing, that drive post-license monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny and perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, which could negatively impact product and feature adoption, product design, and product quality.

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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We have in the past recorded, and may in the future be required to record a significant charge on our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. Our acquisition of LinkedIn resulted in a significant increase in our goodwill and intangible asset balances.

Legal changes, our evolving business model, piracy, and other factors may decrease the value of our intellectual property.

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

PART II

Item 1A

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

The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install or enable security patches. Any of these could adversely affect our reputation and revenue. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

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

PART II

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

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Azure, Microsoft Account services, Office 365, OneDrive, SharePoint Online, Skype, Xbox Live, Outlook.com, and Microsoft Stores. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

PART II

Item 1A

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, regulators may take the position that our offerings such as Skype are covered by existing laws regulating telecommunications services and new laws may define more of our services as regulated telecommunications services. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

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

PART II

Item 1A

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

We may have additional tax liabilities. We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) may require the collection of information not regularly produced within the Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our consolidated financial position.

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

Our software products and services also may experience quality or reliability problems. The highly sophisticated software we develop may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

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

PART II

Item 1A

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

The development of the IoT presents security, privacy, and execution risks. To support the growth of the intelligent cloud and the intelligent edge, we are developing products, services, and technologies to power the IoT, a network of distributed and interconnected devices employing sensors, data, and computing capabilities including AI. The IoT’s great potential also carries substantial risks. IoT products and services may contain defects in design, manufacture, or operation, that make them insecure or ineffective for their intended purposes. An IoT solution has multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control. Each layer, including the weakest layer, can impact the security of the whole system. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brands, or negatively impact our revenues or margins.

Issues in the use of AI in our offerings may result in reputational harm or liability. We are building AI into many of our offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by Microsoft or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DIVIDENDS AND SHARE REPURCHASES

Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the first quarter of fiscal year 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2018 – July 31, 2018	9,206,852	$104.13	9,206,852	$27,241
August 1, 2018 – August 31, 2018	8,439,823	108.56	8,439,823	26,325
September 1, 2018 – September 30, 2018	6,474,432	111.98	6,474,432	25,600

	24,121,107		24,121,107

All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

10.15*	Microsoft Corporation Executive Incentive Plan (approved September 17, 2018) (incorporated by reference to Current Report on Form 8-K filed September 19, 2018)

15.1	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

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

October 24, 2018