Form 10-Q
period 2018-12-31
MICROSOFT CORP
filed 2019-01-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 25, 2019

Common Stock, $0.00000625 par value per share	7,672,213,446 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2018

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Revenue:
Product	$16,219	$17,926	$33,518	$32,224
Service and other	16,252	10,992	28,037	21,232

Total revenue	32,471	28,918	61,555	53,456

Cost of revenue:
Product	5,885	5,498	9,534	8,478
Service and other	6,538	5,566	12,794	10,864

Total cost of revenue	12,423	11,064	22,328	19,342

Gross margin	20,048	17,854	39,227	34,114
Research and development	4,070	3,504	8,047	7,078
Sales and marketing	4,588	4,562	8,686	8,374
General and administrative	1,132	1,109	2,281	2,275

Operating income	10,258	8,679	20,213	16,387
Other income, net	127	490	393	766

Income before income taxes	10,385	9,169	20,606	17,153
Provision for income taxes	1,965	15,471	3,362	16,879

Net income (loss)	$8,420	$(6,302)	$17,244	$274

Earnings (loss) per share:
Basic	$1.09	$(0.82)	$2.24	$0.04
Diluted	$1.08	$(0.82)	$2.22	$0.04

Weighted average shares outstanding:
Basic	7,692	7,710	7,683	7,709
Diluted	7,768	7,710	7,767	7,799

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Net income (loss)	$8,420	$(6,302)	$17,244	$274

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(15)	(7)	(60)	(113)
Net change related to investments	881	(878)	620	(1,166)
Translation adjustments and other	(264)	(40)	(319)	253

Other comprehensive income (loss)	602	(925)	241	(1,026)

Comprehensive income (loss)	$9,022	$(7,227)	$17,485	$(752)

Refer to accompanying notes. Refer to Note 16 – Accumulated Other Comprehensive Income (Loss) for further information.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2018	June 30, 2018

Assets
Current assets:
Cash and cash equivalents	$6,638	$11,946
Short-term investments	121,024	121,822

Total cash, cash equivalents, and short-term investments	127,662	133,768
Accounts receivable, net of allowance for doubtful accounts of $354 and $377	19,680	26,481
Inventories	1,961	2,662
Other	7,571	6,751

Total current assets	156,874	169,662
Property and equipment, net of accumulated depreciation of $33,082 and $29,223	32,717	29,460
Operating lease right-of-use assets	6,806	6,686
Equity investments	2,274	1,862
Goodwill	41,577	35,683
Intangible assets, net	8,482	8,053
Other long-term assets	10,129	7,442

Total assets	$258,859	$258,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,563	$8,617
Current portion of long-term debt	3,516	3,998
Accrued compensation	4,624	6,103
Short-term income taxes	2,033	2,121
Short-term unearned revenue	24,285	28,905
Other	8,297	8,744

Total current liabilities	50,318	58,488
Long-term debt	69,653	72,242
Long-term income taxes	29,161	30,265
Long-term unearned revenue	3,799	3,815
Deferred income taxes	2,062	541
Operating lease liabilities	5,683	5,568
Other long-term liabilities	6,055	5,211

Total liabilities	166,731	176,130

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,683 and 7,677	77,556	71,223
Retained earnings	16,585	13,682
Accumulated other comprehensive loss	(2,013)	(2,187)

Total stockholders’ equity	92,128	82,718

Total liabilities and stockholders’ equity	$258,859	$258,848

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Operations
Net income (loss)	$8,420	$(6,302)	$17,244	$274
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation, amortization, and other	2,995	2,536	5,832	5,035
Stock-based compensation expense	1,183	986	2,290	1,959
Net recognized gains on investments and derivatives	(135)	(684)	(375)	(1,207)
Deferred income taxes	(173)	(2,305)	(420)	(2,358)
Changes in operating assets and liabilities:
Accounts receivable	(2,396)	(3,908)	6,798	4,041
Inventories	1,654	1,205	698	182
Other current assets	(173)	354	(850)	36
Other long-term assets	(473)	(344)	(452)	(622)
Accounts payable	(440)	938	(835)	531
Unearned revenue	(2,122)	(1,065)	(4,563)	(2,871)
Income taxes	(64)	15,974	(1,155)	16,635
Other current liabilities	656	643	(1,666)	(1,521)
Other long-term liabilities	(32)	(153)	11	201

Net cash from operations	8,900	7,875	22,557	20,315

Financing
Proceeds from issuance of short-term debt, maturities of 90 days or less, net	0	3,759	0	49
Proceeds from issuance of debt	0	3,229	0	7,183
Repayments of debt	(3,000)	(3,327)	(3,000)	(4,496)
Common stock issued	200	189	560	496
Common stock repurchased	(6,413)	(2,008)	(10,157)	(4,578)
Common stock cash dividends paid	(3,544)	(3,238)	(6,764)	(6,241)
Other, net	(459)	(156)	(1,239)	(306)

Net cash used in financing	(13,216)	(1,552)	(20,600)	(7,893)

Investing
Additions to property and equipment	(3,707)	(2,586)	(7,309)	(4,718)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,593)	(27)	(1,838)	(206)
Purchases of investments	(16,858)	(45,154)	(36,409)	(78,115)
Maturities of investments	3,782	6,352	8,996	11,578
Sales of investments	14,176	41,261	29,407	64,297
Securities lending payable	0	(177)	0	(71)

Net cash used in investing	(4,200)	(331)	(7,153)	(7,235)

Effect of foreign exchange rates on cash and cash equivalents	17	(17)	(112)	9

Net change in cash and cash equivalents	(8,499)	5,975	(5,308)	5,196
Cash and cash equivalents, beginning of period	15,137	6,884	11,946	7,663

Cash and cash equivalents, end of period	$6,638	$12,859	$6,638	$12,859

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Common stock and paid-in capital
Balance, beginning of period	$71,303	$69,419	$71,223	$69,315
Common stock issued	5,887	189	6,247	496
Common stock repurchased	(828)	(402)	(2,215)	(1,577)
Stock-based compensation expense	1,183	986	2,290	1,959
Other, net	11	0	11	(1)

Balance, end of period	77,556	70,192	77,556	70,192

Retained earnings
Balance, beginning of period	17,279	19,702	13,682	17,769
Net income (loss)	8,420	(6,302)	17,244	274
Common stock cash dividends	(3,546)	(3,232)	(7,074)	(6,471)
Common stock repurchased	(5,568)	(1,601)	(7,944)	(3,005)
Cumulative effect of accounting changes	0	0	677	0

Balance, end of period	16,585	8,567	16,585	8,567

Accumulated other comprehensive income (loss)
Balance, beginning of period	(2,615)	526	(2,187)	627
Other comprehensive income (loss)	602	(925)	241	(1,026)
Cumulative effect of accounting changes	0	0	(67)	0

Balance, end of period	(2,013)	(399)	(2,013)	(399)

Total stockholders’ equity	$92,128	$78,360	$92,128	$78,360

Cash dividends declared per common share	$0.46	$0.42	$0.92	$0.84

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2018 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 3, 2018.

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

Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

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

Fair Value Measurements

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Our Level 1 investments include U.S. government securities, common and preferred stock, and mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

PART I

Item 1

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 investments include commercial paper, certificates of deposit, U.S. agency securities, foreign government bonds, mortgage- and asset-backed securities, corporate notes and bonds, and municipal securities. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 assets and liabilities include investments in corporate notes and bonds, and goodwill and intangible assets, when they are recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

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

Contract Balances

As of December 31, 2018 and June 30, 2018, long-term accounts receivable, net of allowance for doubtful accounts, were $1.9 billion and $1.8 billion, respectively, and are included in other long-term assets on our consolidated balance sheets.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Net income (loss) available for common shareholders (A)	$8,420	$(6,302)	$17,244	$274

Weighted average outstanding shares of common stock (B)	7,692	7,710	7,683	7,709
Dilutive effect of stock-based awards	76	0	84	90

Common stock and common stock equivalents (C)	7,768	7,710	7,767	7,799

Earnings (Loss) Per Share

Basic (A/B)	$1.09	$(0.82)	$2.24	$0.04
Diluted (A/C)	$1.08	$(0.82)	$2.22	$0.04

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented. In periods where we recognized a net loss, we excluded the impact of potentially dilutive outstanding stock-based awards from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Interest and dividends income	$704	$530	$1,385	$1,003
Interest expense	(672)	(698)	(1,346)	(1,370)
Net recognized gains on investments	94	768	337	1,341
Net gains (losses) on derivatives	41	(84)	38	(134)
Net losses on foreign currency remeasurements	(74)	(60)	(69)	(69)
Other, net	34	34	48	(5)

Total	$127	$490	$393	$766

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Realized gains from sales of available-for-sale securities	$6	$5	$13	$18
Realized losses from sales of available-for-sale securities	(5)	(259)	(90)	(339)
Other-than-temporary impairments of investments	(7)	(4)	(7)	(5)

Total	$(6)	$(258)	$(84)	$(326)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Net realized gains on investments sold	$30	$1,046	$233	$1,692
Net unrealized gains on investments still held	73	0	191	0
Impairments of investments	(3)	(20)	(3)	(25)

Total	$100	$1,026	$421	$1,667

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

December 31, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$1,306	$0	$0	$1,306	$1,207	$99	$0
Certificates of deposit	Level 2	1,440	0	0	1,440	1,024	416	0
U.S. government securities	Level 1	103,915	422	(707)	103,630	3	103,627	0
U.S. agency securities	Level 2	290	0	0	290	0	290	0
Foreign government bonds	Level 2	6,412	1	(11)	6,402	1,029	5,373	0
Mortgage- and asset-backed securities	Level 2	3,540	3	(15)	3,528	0	3,528	0
Corporate notes and bonds	Level 2	7,445	14	(79)	7,380	15	7,365	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	268	35	(1)	302	0	302	0

Total debt investments		$124,631	$475	$(813)	$124,293	$3,278	$121,015	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$584	$321	$20	$243
Equity investments	Other				2,031	0	0	2,031

Total equity investments					$2,615	$321	$20	$2,274

Cash					$3,039	$3,039	$0	$0
Derivatives, net (a)					(11)	0	(11)	0

Total					$129,936	$6,638	$121,024	$2,274

PART I

Item 1

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,513	$0	$0	$2,513	$2,215	$298	$0
Certificates of deposit	Level 2	2,058	0	0	2,058	1,865	193	0
U.S. government securities	Level 1	108,120	62	(1,167)	107,015	2,280	104,735	0
U.S. agency securities	Level 2	1,742	0	0	1,742	1,398	344	0
Foreign government bonds	Level 1	22	0	0	22	0	22	0
Foreign government bonds	Level 2	5,063	1	(10)	5,054	0	5,054	0
Mortgage- and asset-backed securities	Level 2	3,864	4	(13)	3,855	0	3,855	0
Corporate notes and bonds	Level 2	6,929	21	(56)	6,894	0	6,894	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	271	37	(1)	307	0	307	0

Total debt investments		$130,597	$125	$(1,247)	$129,475	$7,758	$121,717	$0

Equity investments	Level 1				$533	$246	$0	$287
Equity investments	Level 3				18	0	0	18
Equity investments	Other				1,558	0	1	1,557

Total equity investments					$2,109	$246	$1	$1,862

Cash					$3,942	$3,942	$0	$0
Derivatives, net (a)					104	0	104	0

Total					$135,630	$11,946	$121,822	$1,862

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of December 31, 2018 and June 30, 2018, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.1 billion and $697 million, respectively.

As of December 31, 2018, we had no collateral received under agreements for loaned securities. As of June 30, 2018, collateral received under agreements for loaned securities was $1.8 billion and primarily comprised U.S. government and agency securities.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2018

U.S. government and agency securities	$16,776	$(93)	$52,757	$(614)	$69,533	$(707)
Foreign government bonds	51	(4)	87	(7)	138	(11)
Mortgage- and asset-backed securities	1,825	(8)	359	(7)	2,184	(15)
Corporate notes and bonds	4,372	(53)	770	(26)	5,142	(79)
Municipal securities	29	(1)	13	0	42	(1)

Total	$23,053	$(159)	$53,986	$(654)	$77,039	$(813)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2018

U.S. government and agency securities	$82,352	$(1,064)	$4,459	$(103)	$86,811	$(1,167)
Foreign government bonds	3,457	(7)	13	(3)	3,470	(10)
Mortgage- and asset-backed securities	2,072	(9)	96	(4)	2,168	(13)
Corporate notes and bonds	3,111	(43)	301	(13)	3,412	(56)
Municipal securities	45	(1)	0	0	45	(1)

Total	$91,037	$(1,124)	$4,869	$(123)	$95,906	$(1,247)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2018

Due in one year or less	$39,245	$39,040
Due after one year through five years	58,499	58,306
Due after five years through 10 years	26,009	26,077
Due after 10 years	878	870

Total	$124,631	$124,293

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2018, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	December 31, 2018	June 30, 2018

Designated as Hedging Instruments

Foreign exchange contracts sold	$8,954	$11,101

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	10,171	9,425
Foreign exchange contracts sold	12,089	13,374
Equity contracts purchased	51	49
Equity contracts sold	7	5
Other contracts purchased	1,302	878
Other contracts sold	468	472

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	December 31, 2018		June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Designated as Hedging Instruments

Foreign exchange contracts	$112	$0	$174	$0

Changes in Fair Value Recorded in Net Income

Designated as Hedging Instruments

Foreign exchange contracts	2	(133)	95	0

Not Designated as Hedging Instruments

Foreign exchange contracts	113	(93)	256	(197)
Equity contracts	2	(59)	2	(7)
Other contracts	13	(9)	11	(3)

Gross amounts of derivatives	242	(294)	538	(207)
Gross amounts of derivatives offset in the balance sheet	(128)	128	(152)	153
Cash collateral received	0	(112)	0	(235)

Net amounts of derivatives	$114	$(278)	$386	$(289)

Reported as

Short-term investments	$(11)	$0	$104	$0
Other current assets	121	0	260	0
Other long-term assets	4	0	22	0
Other current liabilities	0	(269)	0	(288)
Other long-term liabilities	0	(9)	0	(1)

Total	$114	$(278)	$386	$(289)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $233 million and $294 million, respectively, as of December 31, 2018, and $533 million and $207 million, respectively, as of June 30, 2018.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2018

Derivative assets	$2	$238	$2	$242
Derivative liabilities	(3)	(291)	0	(294)

June 30, 2018

Derivative assets	1	535	2	538
Derivative liabilities	(1)	(206)	0	(207)

PART I

Item 1

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Foreign Exchange Contracts

Derivatives	$(139)	$14	$11	$36
Hedged items	184	12	62	10

Total amount of ineffectiveness	$45	$26	$73	$46

Equity Contracts

Derivatives	$0	$(71)	$0	$(307)
Hedged items	0	71	0	307

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$0	$20	$0	$60

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Effective Portion

Gains recognized in other comprehensive income (loss), net of tax of $3, $1, $3, and $1	$70	$10	$114	$15
Gains reclassified from accumulated other comprehensive income (loss) into revenue	88	19	180	130

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(14)	(73)	(41)	(164)

We estimate that $116 million of net derivative gains included in AOCI as of December 31, 2018 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur for the three and six months ended December 31, 2018.

Non-designated Derivative Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on derivatives not designated as hedging instruments:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Foreign exchange contracts	$(79)	$(115)	$(109)	$(184)
Equity contracts	0	(49)	1	(78)
Other contracts	8	(2)	4	9

Total	$(71)	$(166)	$(104)	$(253)

PART I

Item 1

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2018	June 30, 2018

Raw materials	$455	$655
Work in process	61	54
Finished goods	1,445	1,953

Total	$1,961	$2,662

NOTE 7 — BUSINESS COMBINATIONS

GitHub Inc.

On October 25, 2018, we acquired GitHub, Inc. in a $7.5 billion stock transaction (inclusive of total cash payments of $1.3 billion in respect of vested GitHub equity awards and an indemnity escrow). The acquisition is expected to empower developers to achieve more at every stage of the development lifecycle, accelerate enterprise use of GitHub, and bring Microsoft’s developer tools and services to new audiences. The financial results of GitHub have been included in our consolidated financial statements since the date of the acquisition. GitHub is reported as part of our Intelligent Cloud segment.

The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash, cash equivalents, and short-term investments	$234
Goodwill	5,441
Intangible assets	1,298
Other assets	157
Other liabilities	(206)

Total	$6,924

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. We assigned the goodwill to our Intelligent Cloud segment.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Customer-related	$679	8 years
Technology-based	447	5 years
Marketing-related	170	10 years
Contract-based	2	2 years

Total	$1,298	7 years

Transactions recognized separately from the preliminary purchase price allocation were approximately $600 million, primarily related to equity awards recognized as expense over the related service period.

PART I

Item 1

Other

For the six months ended December 31, 2018, we completed 11 additional acquisitions for $959 million, substantially all of which were paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates.

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2018	Acquisitions		Other	December 31, 2018

Productivity and Business Processes	$23,823	$326		$(68)	$24,081
Intelligent Cloud	5,703	5,484	(a)	(20)	11,167
More Personal Computing	6,157	206		(34)	6,329

Total	$35,683	$6,016		$(122)	$41,577

(a)	Includes goodwill of $5.4 billion related to GitHub. See Note 7 – Business Combinations for further information.

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the table above. Also included in “Other” are business dispositions and transfers between segments due to reorganizations, as applicable.

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2018				June 30, 2018

Technology-based	$7,548		$(5,383)	$2,165	$7,220	$(5,018)	$2,202
Customer-related	4,741		(1,487)	3,254	4,031	(1,205)	2,826
Marketing-related	4,177		(1,197)	2,980	4,006	(1,071)	2,935
Contract-based	574		(491)	83	679	(589)	90

Total	$17,040	(a)	$(8,558)	$8,482	$15,936	$(7,883)	$8,053

(a)	Includes intangible assets of $1.3 billion related to GitHub. See Note 7 – Business Combinations for further information.

Intangible assets amortization expense was $530 million and $1.1 billion for the three and six months ended December 31, 2018, respectively, and $562 million and $1.1 billion for the three and six months ended December 31, 2017, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2018:

(In millions)

Year Ending June 30,

2019 (excluding the six months ended December 31, 2018)	$871
2020	1,503
2021	1,282
2022	1,182
2023	1,009
Thereafter	2,635

Total	$8,482

NOTE 10 — DEBT

Short-term Debt

As of December 31, 2018 and June 30, 2018, we had no commercial paper issued or outstanding. Effective August 31, 2018, we terminated our credit facilities, which served as back-up for our commercial paper program.

Long-term Debt

As of December 31, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $73.2 billion and $74.2 billion, respectively. As of June 30, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.2 billion and $77.5 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value December 31, 2018	Face Value June 30, 2018	Stated Interest Rate	Effective Interest Rate

Notes

November 3, 2018	$0	$1,750	1.300%	1.396%
December 6, 2018	0	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	2,001	2,044	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	2,001	2,044	3.125%	3.218%
May 2, 2033 (a)	629	642	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$73,799	$76,898

(a)	Euro-denominated debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of December 31, 2018 and June 30, 2018, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $630 million and $658 million, respectively.

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 169% for the three months ended December 31, 2018 and 2017, respectively, and 16% and 98% for the six months ended December 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the three and six months ended December 31, 2018 compared to the prior year was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

Our effective tax rate for the three and six months ended December 31, 2018 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, and tax benefits relating to stock-based compensation.

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. In fiscal year 2018, the TCJA required us to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA included a provision to tax GILTI of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the TCJA were effective for us beginning July 1, 2018.

The TCJA was effective in the second quarter of fiscal year 2018. We recorded a provisional net charge of $13.8 billion in the second quarter of fiscal year 2018, and $13.7 billion for the fiscal year ended June 30, 2018, related to the TCJA based on reasonable estimates for those tax effects. We adjusted our provisional net charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019, related to GILTI deferred taxes pursuant to SEC Staff Accounting Bulletin No. 118. As of December 31, 2018, the U.S. Treasury Department and the Internal Revenue Service (“IRS”) are still in the process of issuing various TCJA regulations. Accordingly, future adjustments to the financial statements may be necessary as regulations are issued and when we file our fiscal year 2018 tax returns with the IRS and foreign tax authorities in the current fiscal year.

We recorded an estimated charge of $17.8 billion in the second quarter of fiscal year 2018, and $17.9 billion in fiscal year 2018, related to the one-time transition tax on the deemed repatriation of deferred foreign income, which was included in the provision for income taxes on our consolidated income statements and income taxes on our consolidated balance sheets. To calculate the transition tax, we estimated our deferred foreign income for fiscal year 2018 because these tax returns are not complete or due. Taxable income for fiscal year 2018 will be known once the respective tax returns are completed and filed. In addition, U.S. and foreign audit settlements may significantly impact the estimated transition tax. The impact of the U.S. and foreign audits on the transition tax will be known as the audits are concluded.

In addition, we recorded an estimated benefit of $4.0 billion in the second quarter of fiscal year 2018, and $4.2 billion in fiscal year 2018, from the impact of changes in the tax rate, primarily on deferred tax assets and liabilities, which was included in provision for income taxes on our consolidated income statements and deferred income taxes and long-term income taxes on our consolidated balance sheets. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. We adjusted our provisional charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019.

The TCJA subjects a U.S. corporation to tax on its GILTI. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, under which we recorded the corresponding deferred tax assets and liabilities on our consolidated balance sheets.

PART I

Item 1

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 in the third quarter of fiscal year 2011, a portion of the IRS audit for tax years 2007 to 2009 in the first quarter of fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in the second quarter of fiscal year 2018, we remain under audit for those years. We continue to be subject to examination by the IRS for tax years 2014 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2018, the primary unresolved issues for this and other open IRS audits are related to transfer pricing. While we believe our allowances for income tax contingencies related to the unresolved issues are adequate, the final resolution of these issues, if unfavorable, could have a material impact on our consolidated financial statements. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2018, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

While we believe our allowances for all income tax contingencies are adequate, the final resolution of these issues, if unfavorable, could have a material impact on our consolidated financial statements. Income tax contingencies and other income tax liabilities were $15.4 billion and $15.1 billion as of December 31, 2018 and June 30, 2018, respectively, and are included in long-term income taxes on our consolidated balance sheets. This increase was primarily due to current period intercompany transactions and interest accruals.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2018	June 30, 2018

Productivity and Business Processes	$12,635	$14,864
Intelligent Cloud	12,551	14,706
More Personal Computing	2,898	3,150

Total	$28,084	$32,720

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2018

Balance, beginning of period	$32,720
Deferral of revenue	30,450
Recognition of unearned revenue	(35,086)

Balance, end of period	$28,084

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $72 billion as of December 31, 2018, of which we expect to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

PART I

Item 1

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Operating lease cost	$413	$399	$823	$787

Finance lease cost:
Amortization of right-of-use assets	$84	$57	$162	$105
Interest on lease liabilities	59	44	114	74

Total finance lease cost	$143	$101	$276	$179

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$407	$375	$804	$744
Operating cash flows from finance leases	59	45	114	75
Financing cash flows from finance leases	54	31	101	56

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	472	308	968	699
Finance leases	645	650	1,064	1,378

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2018	June 30, 2018

Operating Leases

Operating lease right-of-use assets	$6,806	$6,686

Other current liabilities	$1,421	$1,399
Operating lease liabilities	5,683	5,568

Total operating lease liabilities	$7,104	$6,967

Finance Leases

Property and equipment, at cost	$5,554	$4,543
Accumulated depreciation	(566)	(404)

Property and equipment, net	$4,988	$4,139

Other current liabilities	$245	$176
Other long-term liabilities	4,965	4,125

Total finance lease liabilities	$5,210	$4,301

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.9%	2.7%
Finance leases	4.9%	5.2%

PART I

Item 1

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2019 (excluding the six months ended December 31, 2018)	$799	$241
2020	1,503	479
2021	1,244	487
2022	1,048	495
2023	861	498
Thereafter	2,439	4,934

Total lease payments	7,894	7,134
Less imputed interest	(790)	(1,924)

Total	$7,104	$5,210

As of December 31, 2018, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $2.7 billion and $6.4 billion, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2022 with lease terms of 1 year to 16 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 32 patent infringement cases pending against Microsoft as of December 31, 2018, none of which are material individually or in aggregate.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions, and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The final settlement has been approved by the courts in British Columbia, Ontario, and Quebec, and the claims administration process will commence.

Other Antitrust Litigation and Claims

China State Administration for Industry and Commerce Investigation

In 2014, Microsoft was informed that China’s State Agency for Market Regulation (“SAMR”) (formerly State Administration for Industry and Commerce) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAMR conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. In December 2018, the SAMR met with Microsoft representatives and presented their preliminary views as to certain possible violations of China’s Anti-Monopoly Law, to which they have invited Microsoft to respond.

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

As of December 31, 2018, we accrued aggregate legal liabilities of $273 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.0 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2018, $19.5 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2019		2018

First Quarter	24	$2,600	22	$1,600
Second Quarter	57	6,100	22	1,800

Total	81	$8,700	44	$3,400

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2019				(in millions)

September 18, 2018	November 15, 2018	December 13, 2018	$0.46	$3,544
November 28, 2018	February 21, 2019	March 14, 2019	0.46	3,535

Total			$0.92	$7,079

Fiscal Year 2018

September 19, 2017	November 16, 2017	December 14, 2017	$0.42	$3,238
November 29, 2017	February 15, 2018	March 8, 2018	0.42	3,232

Total			$0.84	$6,470

The dividend declared on November 28, 2018 was included in other current liabilities as of December 31, 2018.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Derivatives

Balance, beginning of period	$128	$28	$173	$134
Unrealized gains, net of tax of $3, $1, $2, and $1	71	11	115	15

Reclassification adjustments for gains included in revenue	(88)	(19)	(180)	(130)
Tax expense included in provision for income taxes	2	1	5	2

Amounts reclassified from accumulated other comprehensive income (loss)	(86)	(18)	(175)	(128)

Net change related to derivatives, net of tax of $1, $0, $(3), and $(1)	(15)	(7)	(60)	(113)

Balance, end of period	$113	$21	$113	$21

Investments

Balance, beginning of period	$(1,178)	$1,537	$(850)	$1,825
Unrealized gains (losses), net of tax of $234, $(211), $148, and $(161)	879	(390)	556	(317)

Reclassification adjustments for (gains) losses included in other income (expense), net	2	(751)	80	(1,306)
Tax expense (benefit) included in provision for income taxes	0	263	(16)	457

Amounts reclassified from accumulated other comprehensive income (loss)	2	(488)	64	(849)

Net change related to investments, net of tax of $234, $(474), $164, and $(618)	881	(878)	620	(1,166)
Cumulative effect of accounting changes	0	0	(67)	0

Balance, end of period	$(297)	$659	$(297)	$659

Translation Adjustments and Other

Balance, beginning of period	$(1,565)	$(1,039)	$(1,510)	$(1,332)
Translation adjustments and other, net of tax of $(1), $0, $(1), and $(1)	(264)	(40)	(319)	253

Balance, end of period	$(1,829)	$(1,079)	$(1,829)	$(1,079)

Accumulated other comprehensive loss, end of period	$(2,013)	$(399)	$(2,013)	$(399)

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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Microsoft SQL Server, Windows Server, Visual Studio, System Center, and related CALs, Microsoft Azure, and GitHub.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Revenue

Productivity and Business Processes	$10,100	$8,953	$19,871	$17,191
Intelligent Cloud	9,378	7,795	17,945	14,717
More Personal Computing	12,993	12,170	23,739	21,548

Total	$32,471	$28,918	$61,555	$53,456

Operating Income

Productivity and Business Processes	$4,015	$3,337	$7,896	$6,343
Intelligent Cloud	3,279	2,832	6,210	4,969
More Personal Computing	2,964	2,510	6,107	5,075

Total	$10,258	$8,679	$20,213	$16,387

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2018 or 2017. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

United States (a)	$16,787	$15,110	$31,527	$27,657
Other countries	15,684	13,808	30,028	25,799

Total	$32,471	$28,918	$61,555	$53,456

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Office products and cloud services	$7,747	$7,075	$15,369	$13,651
Server products and cloud services	7,791	6,299	14,849	11,796
Windows	4,758	4,839	9,659	9,482
Gaming	4,232	3,920	6,970	5,816
Search advertising	1,976	1,820	3,764	3,459
LinkedIn	1,693	1,312	3,223	2,460
Devices	1,948	1,478	3,209	2,632
Enterprise Services	1,521	1,435	2,971	2,806
Other	805	740	1,541	1,354

Total	$32,471	$28,918	$61,555	$53,456

Our commercial cloud revenue, which includes Office 365 commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $9.0 billion and $17.5 billion for the three and six months ended December 31, 2018, respectively, and $6.1 billion and $11.9 billion for the three and six months ended December 31, 2017, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

January 30, 2019

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

Highlights from the second quarter of fiscal year 2019 compared with the second quarter of fiscal year 2018 included:

•

Commercial cloud revenue, which includes Microsoft Office 365 commercial, Microsoft Azure, the commercial portion of LinkedIn, Microsoft Dynamics 365, and other commercial cloud properties, increased 48% to $9.0 billion.

•	Office Commercial revenue increased 11%, driven by Office 365 commercial growth of 34%.
•	Office Consumer revenue increased 1%, with continued growth in Office 365 consumer subscribers to 33.3 million.
•	LinkedIn revenue increased 29%, with strong engagement highlighted by LinkedIn sessions growth of 30%.
•	Dynamics revenue increased 17%, driven by Dynamics 365 growth of 51%.
•	Server products and cloud services revenue, including GitHub, increased 24%, driven by Azure growth of 76%.
•	Enterprise Services revenue increased 6%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue decreased 5%.
•	Windows Commercial revenue increased 13%.
•	Microsoft Surface revenue increased 39%.

PART I

Item 2

•	Gaming revenue increased 8%, with Xbox software and services growth of 31%.
•	Search advertising revenue, excluding traffic acquisition costs, increased 14%.

We have recast certain prior period commercial cloud metrics to include the commercial portion of LinkedIn to provide a comparable view of our commercial cloud business performance. The commercial portion of LinkedIn includes LinkedIn Recruiter, Sales Navigator, premium business subscriptions, and other services for organizations.

On October 25, 2018, we acquired GitHub, Inc. in a $7.5 billion stock transaction (inclusive of total cash payments of $1.3 billion in respect of vested GitHub equity awards and an indemnity escrow). The financial results of GitHub have been included in our consolidated financial statements since the date of the acquisition. GitHub is reported as part of our Intelligent Cloud segment. Refer to Note 7 – Business Combinations of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed existing U.S. tax law and includes numerous provisions that affect our business. We recorded a provisional net charge of $13.8 billion in the second quarter of fiscal year 2018, and $13.7 billion in fiscal year 2018, related to the TCJA. We adjusted our provisional net charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019. Refer to Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of foreign currencies relative to the U.S. dollar throughout fiscal year 2018 positively impacted reported revenue and increased reported expenses from our international operations. Strengthening of the U.S. dollar relative to certain foreign currencies in the first and second quarters of fiscal year 2019 has not significantly impacted reported revenue or expenses from our international operations.

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

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2018	2017		2018	2017

Revenue	$32,471	$28,918	12%	$61,555	$53,456	15%
Gross margin	20,048	17,854	12%	39,227	34,114	15%
Operating income	10,258	8,679	18%	20,213	16,387	23%
Net income (loss)	8,420	(6,302)	*	17,244	274	*
Diluted earnings (loss) per share	1.08	(0.82)	*	2.22	0.04	*

Non-GAAP net income	8,577	7,498	14%	17,401	14,074	24%
Non-GAAP diluted earnings per share	1.10	0.96	15%	2.24	1.80	24%

*	Not meaningful.

Non-GAAP net income and diluted earnings per share (“EPS”) exclude the net charge related to the TCJA. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

Revenue increased $3.6 billion or 12%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Surface and Gaming.

Gross margin increased $2.2 billion or 12%, driven by growth across each of our segments. Gross margin percentage was relatively unchanged, due to gross margin percentage decline in Productivity and Business Processes and More Personal Computing, offset by favorable segment sales mix. Gross margin included a 5 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $1.6 billion or 18%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $1.4 billion or 12%, driven by growth in commercial cloud and Surface.
•	Research and development expenses increased $566 million or 16%, driven by investments in cloud engineering.
•	Sales and marketing expenses increased $26 million or 1%, driven by investments in commercial sales capacity, offset in part by a decrease in marketing.

Current year net income and diluted EPS were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted EPS of $157 million and $0.02, respectively. Prior year net loss and diluted EPS were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted EPS of $13.8 billion and $1.78, respectively.

PART I

Item 2

Six Months Ended December 31, 2018 Compared with Six Months Ended December 31, 2017

Revenue increased $8.1 billion or 15%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Gaming and Surface.

Gross margin increased $5.1 billion or 15%, driven by growth across each of our segments. Gross margin percentage was relatively unchanged, due to gross margin percentage decline in More Personal Computing and Productivity and Business Processes, offset by gross margin percentage improvement in Intelligent Cloud and favorable segment sales mix. Gross margin included a 5 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $3.8 billion or 23%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $3.0 billion or 15%, driven by growth in commercial cloud, Gaming, and Surface.
•	Research and development expenses increased $969 million or 14%, driven by investments in cloud engineering.
•	Sales and marketing expenses increased $312 million or 4%, driven by investments in commercial sales capacity, offset in part by a decrease in marketing.

Current year net income and diluted EPS were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted EPS of $157 million and $0.02, respectively. Prior year net income and diluted EPS were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted EPS of $13.8 billion and $1.76, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2018	2017		2018	2017

Revenue

Productivity and Business Processes	$10,100	$8,953	13%	$19,871	$17,191	16%
Intelligent Cloud	9,378	7,795	20%	17,945	14,717	22%
More Personal Computing	12,993	12,170	7%	23,739	21,548	10%

Total	$32,471	$28,918	12%	$61,555	$53,456	15%

Operating Income

Productivity and Business Processes	$4,015	$3,337	20%	$7,896	$6,343	24%
Intelligent Cloud	3,279	2,832	16%	6,210	4,969	25%
More Personal Computing	2,964	2,510	18%	6,107	5,075	20%

Total	$10,258	$8,679	18%	$20,213	$16,387	23%

Reportable Segments

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

Productivity and Business Processes

Revenue increased $1.1 billion or 13%.

•

Office Commercial revenue increased $669 million or 11%, driven by Office 365 commercial, due to growth in subscribers and average revenue per user, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•

Office Consumer revenue increased $13 million or 1%, driven by Office 365 consumer, due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 consumer.

PART I

Item 2

•	LinkedIn revenue increased $381 million or 29%, with strong engagement highlighted by LinkedIn sessions growth.
•	Dynamics revenue increased 17%, driven by Dynamics 365 growth.

Operating income increased $678 million or 20%.

•

Gross margin increased $780 million or 11% driven by growth in Office Commercial and LinkedIn. Gross margin percentage decreased, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in LinkedIn and Office 365 commercial.

•	Operating expenses increased $102 million or 3%, driven by investments in LinkedIn and cloud engineering, offset in part by a decrease in marketing.

Intelligent Cloud

Revenue increased $1.6 billion or 20%.

•

Server products and cloud services revenue, including GitHub, increased $1.5 billion or 24%, driven by Azure. Azure revenue growth was 76%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products revenue increased 3%, due to a higher mix of premium licenses for Windows Server and GitHub.

•	Enterprise Services revenue increased $86 million or 6%, driven by growth in Premier Support Services and Microsoft Consulting Services.

Operating income increased $447 million or 16%.

•

Gross margin increased $1.1 billion or 20%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased slightly, due to gross margin percentage improvement in Azure, offset by an increased mix of cloud offerings.

•	Operating expenses increased $644 million or 26%, driven by investments in cloud and artificial intelligence (“AI”) engineering, GitHub, and commercial sales capacity.

More Personal Computing

Revenue increased $823 million or 7%.

•

Windows revenue decreased $81 million or 2%, driven by a decrease in Windows OEM and patent licensing, offset in part by growth in Windows Commercial. Windows OEM revenue decreased 5%. Windows OEM non-Pro revenue declined 11%, below the consumer PC market, with continued pressure in the entry-level category. Windows OEM Pro revenue declined 2%, in line with the commercial PC market. Windows Commercial revenue increased 13%, with continued customer adoption of premium offerings.

•	Surface revenue increased $525 million or 39%, with strong growth across consumer and commercial.
•

Gaming revenue increased $312 million or 8%, driven by Xbox software and services growth of 31%, primarily due to third-party title strength, offset in part by a decline in Xbox hardware of 19% due to the launch of Xbox One X in the second quarter of fiscal year 2018.

•

Search advertising revenue increased $156 million or 9%. Search advertising revenue, excluding traffic acquisition costs, increased 14%, driven by growth in Bing, due to higher revenue per search and search volume.

Operating income increased $454 million or 18%.

•	Gross margin increased $323 million or 6%, driven by growth in Gaming and Search. Gross margin percentage decreased slightly, due to sales mix shift to our lower margin Surface and Gaming businesses.
•	Operating expenses decreased $131 million or 4%, driven by a decline in Windows and Gaming marketing.

PART I

Item 2

Six Months Ended December 31, 2018 Compared with Six Months Ended December 31, 2017

Productivity and Business Processes

Revenue increased $2.7 billion or 16%.

•

Office Commercial revenue increased $1.6 billion or 14%, driven by Office 365 commercial, due to growth in subscribers and average revenue per user, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $153 million or 8%, driven by Office 365 consumer, due to growth in subscribers.
•	LinkedIn revenue increased $763 million or 31%, with strong engagement highlighted by LinkedIn sessions growth.
•	Dynamics revenue increased 18%, driven by Dynamics 365 growth.

Operating income increased $1.6 billion or 24%.

•

Gross margin increased $1.9 billion or 14%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage decreased slightly, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in LinkedIn and Office 365 commercial.

•	Operating expenses increased $330 million or 5%, driven by investments in LinkedIn and cloud engineering, offset in part by a decrease in marketing.

Intelligent Cloud

Revenue increased $3.2 billion or 22%.

•

Server products and cloud services revenue, including GitHub, increased $3.1 billion or 26%, driven by Azure. Azure revenue growth was 76%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products revenue increased 6%, due to a higher mix of premium licenses for Windows Server.

•	Enterprise Services revenue increased $165 million or 6%, driven by growth in Premier Support Services and Microsoft Consulting Services.

Operating income increased $1.2 billion or 25%.

•

Gross margin increased $2.4 billion or 24%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $1.1 billion or 23%, driven by investments in cloud and AI engineering, commercial sales capacity, and GitHub.

More Personal Computing

Revenue increased $2.2 billion or 10%.

•

Windows revenue increased $177 million or 2%, driven by growth in Windows Commercial, offset in part by a decline in patent licensing and Windows OEM. Windows Commercial revenue increased 13%, with continued customer adoption of premium offerings. Windows OEM revenue decreased 1%. Windows OEM Pro revenue grew 3%, slightly ahead of the commercial PC market. Windows OEM non-Pro revenue declined 8%, below the consumer PC market, with continued pressure in the entry-level category.

•	Gaming revenue increased $1.2 billion or 20%, driven by Xbox software and services growth of 33%, primarily due to third-party title strength, offset in part by a decline in Xbox hardware of 4%.
•	Surface revenue increased $668 million or 28%, with strong growth across consumer and commercial.
•

Search advertising revenue increased $305 million or 9%. Search advertising revenue, excluding traffic acquisition costs, increased 15%, driven by growth in Bing, due to higher revenue per search and search volume.

PART I

Item 2

Operating income increased $1.0 billion or 20%.

•

Gross margin increased $870 million or 8%, driven by growth in Gaming, Windows, and Search. Gross margin percentage decreased, due to sales mix shift to lower gross margin Surface and Gaming businesses.

•	Operating expenses decreased $162 million or 3%, driven by a decline in Windows marketing.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2018	2017		2018	2017

Research and development	$4,070	$3,504	16%	$8,047	$7,078	14%
As a percent of revenue	13%	12%	1ppt	13%	13%	0ppt

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

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

Research and development expenses increased $566 million or 16%, driven by investments in cloud engineering.

Six Months Ended December 31, 2018 Compared with Six Months Ended December 31, 2017

Research and development expenses increased $969 million or 14%, driven by investments in cloud engineering.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2018	2017		2018	2017

Sales and marketing	$4,588	$4,562	1%	$8,686	$8,374	4%
As a percent of revenue	14%	16%	(2)ppt	14%	16%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

Sales and marketing expenses increased $26 million or 1%, driven by investments in commercial sales capacity, offset in part by a decrease in marketing.

Six Months Ended December 31, 2018 Compared with Six Months Ended December 31, 2017

Sales and marketing expenses increased $312 million or 4%, driven by investments in commercial sales capacity, offset in part by a decrease in marketing.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2018	2017		2018	2017

General and administrative	$1,132	$1,109	2%	$2,281	$2,275	0%
As a percent of revenue	3%	4%	(1)ppt	4%	4%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

General and administrative expenses increased $23 million or 2%.

Six Months Ended December 31, 2018 Compared with Six Months Ended December 31, 2017

General and administrative expenses increased slightly.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2018	2017	2018	2017

Interest and dividends income	$704	$530	$1,385	$1,003
Interest expense	(672)	(698)	(1,346)	(1,370)
Net recognized gains on investments	94	768	337	1,341
Net gains (losses) on derivatives	41	(84)	38	(134)
Net losses on foreign currency remeasurements	(74)	(60)	(69)	(69)
Other, net	34	34	48	(5)

Total	$127	$490	$393	$766

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

Interest and dividends income increased primarily due to higher yields on fixed-income securities. Interest expense decreased primarily driven by a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized gains on investments decreased primarily due to lower gains on sales of equity investments. Net gains on derivatives includes gains on foreign exchange derivatives in the current period as compared to losses in the prior period.

Six Months Ended December 31, 2018 Compared with Six Months Ended December 31, 2017

Interest and dividends income increased primarily due to higher yields on fixed-income securities. Interest expense decreased primarily driven by a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized gains on investments decreased primarily due to lower gains on sales of equity investments. Net gains on derivatives includes gains on foreign exchange derivatives in the current period as compared to losses in the prior period.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 169% for the three months ended December 31, 2018 and 2017, respectively, and 16% and 98% for the six months ended December 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the three and six months ended December 31, 2018 compared to the prior year was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

Our effective tax rate for the three and six months ended December 31, 2018 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, and tax benefits relating to stock-based compensation.

Recent Tax Legislation

On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. In fiscal year 2018, the TCJA required us to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. The TCJA included a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI and BEAT provisions of the TCJA were effective for us beginning July 1, 2018.

The TCJA was effective in the second quarter of fiscal year 2018. We recorded a provisional net charge of $13.8 billion in the second quarter of fiscal year 2018, and $13.7 billion for the fiscal year ended June 30, 2018, related to the TCJA. We adjusted our provisional net charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019 related to GILTI deferred taxes pursuant to SEC Staff Accounting Bulletin No. 118. Refer to Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Uncertain Tax Positions

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in the third quarter of fiscal year 2011, a portion of the IRS audit for tax years 2007 to 2009 in the first quarter of fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in the second quarter of fiscal year 2018, we remain under audit for those years. We continue to be subject to examination by the IRS for tax years 2014 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2018, the primary unresolved issues for this and other open IRS audits are related to transfer pricing. While we believe our allowances for income tax contingencies related to the unresolved issues are adequate, the final resolution of these issues, if unfavorable, could have a material impact on our consolidated financial statements. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2018, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Non-GAAP net income and diluted earnings per share are non-GAAP financial measures which exclude the net charge related to the TCJA. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2018	2017		2018	2017

Net income (loss)	$8,420	$(6,302)	*	$17,244	$274	*
Net charge related to the TCJA	157	13,800	*	157	13,800	*

Non-GAAP net income	$8,577	$7,498	14%	$17,401	$14,074	24%

Diluted earnings (loss) per share	$1.08	$(0.82)	*	$2.22	$0.04	*
Net charge related to the TCJA	0.02	1.78	*	0.02	1.76	*

Non-GAAP diluted earnings per share	$1.10	$0.96	15%	$2.24	$1.80	24%

*	Not meaningful.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $127.7 billion and $133.8 billion as of December 31, 2018 and June 30, 2018, respectively. Equity investments were $2.3 billion and $1.9 billion as of December 31, 2018 and June 30, 2018, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, common and preferred stock, and mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments, such as commercial paper, certificates of deposit, U.S. agency securities, foreign government bonds, mortgage- and asset-backed securities, corporate notes and bonds, and municipal securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

PART I

Item 2

Cash Flows

Cash from operations increased $2.2 billion to $22.6 billion for the six months ended December 31, 2018, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees, and cash paid for income taxes. Cash used in financing increased $12.7 billion to $20.6 billion for the six months ended December 31, 2018, mainly due to a $5.7 billion decrease in proceeds from issuances of debt, net of repayments, and a $5.6 billion increase in common stock repurchases. Cash used in investing decreased $82 million to $7.2 billion for the six months ended December 31, 2018, mainly due to a $4.2 billion decrease in net investment purchases, sales, and maturities, offset in part by a $2.6 billion increase in additions to property and equipment and a $1.6 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

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

The following table outlines the expected future recognition of unearned revenue as of December 31, 2018:

(In millions)

Three Months Ending

March 31, 2019	$11,483
June 30, 2019	7,381
September 30, 2019	3,434
December 31, 2019	1,987
Thereafter	3,799

Total	$28,084

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the six months ended December 31, 2018 and 2017, we repurchased 81 million shares and 44 million shares of our common stock for $8.7 billion and $3.4 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax of $17.9 billion on deferred foreign income not previously subject to U.S. income tax. We have paid transition tax of approximately $1.8 billion, which included $1.5 billion for the six months ended December 31, 2018. Under the TCJA, the remaining transition tax of $16.1 billion is payable interest free over the next seven years, with 8% due in each of the next four years, 15% in fiscal year 2024, 20% in fiscal year 2025, and 25% in fiscal year 2026.

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

Item 2

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2018	Impact

Foreign currency - Revenue	10% decrease in foreign exchange rates	$(2,228)	Earnings
Foreign currency - Investments	10% decrease in foreign exchange rates	(120)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,811)	Fair Value
Credit	100 basis point increase in credit spreads	(222)	Fair Value
Equity	10% decrease in equity market prices	(152)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. In December 2016, we completed our acquisition of LinkedIn Corporation for $27.0 billion, and in October 2018, we completed our acquisition of GitHub, Inc. for $7.5 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

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

PART II

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

We regularly are under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken.  In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to transfer pricing. The final resolution of those audits, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which that determination is made.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALE OF EQUITY SECURITIES

In connection with our acquisition of GitHub, Inc. on October 25, 2018, we issued 52,695,909 shares of Microsoft common stock to certain holders of capital stock of GitHub. The offer and sale of the shares were not registered under the Securities Act and were made in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for an issuance not involving a public offering.

DIVIDENDS AND SHARE REPURCHASES

Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the second quarter of fiscal year 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2018 – October 31, 2018	13,825,939	$107.58	13,825,939	$24,113
November 1, 2018 – November 30, 2018	31,471,816	106.45	31,471,816	20,762
December 1, 2018 – December 31, 2018	12,047,602	104.79	12,047,602	19,500

	57,345,357		57,345,357

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

January 30, 2019