Form 10-Q
period 2019-03-31
MICROSOFT CORP
filed 2019-04-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 18, 2019

Common Stock, $0.00000625 par value per share	7,662,817,920 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Revenue:
Product	$15,448	$15,114	$48,966	$47,338
Service and other	15,123	11,705	43,160	32,937

Total revenue	30,571	26,819	92,126	80,275

Cost of revenue:
Product	3,441	3,425	12,975	11,903
Service and other	6,729	5,844	19,523	16,708

Total cost of revenue	10,170	9,269	32,498	28,611

Gross margin	20,401	17,550	59,628	51,664
Research and development	4,316	3,715	12,363	10,793
Sales and marketing	4,565	4,335	13,251	12,709
General and administrative	1,179	1,208	3,460	3,483

Operating income	10,341	8,292	30,554	24,679
Other income, net	145	349	538	1,115

Income before income taxes	10,486	8,641	31,092	25,794
Provision for income taxes	1,677	1,217	5,039	18,096

Net income	$8,809	$7,424	$26,053	$7,698

Earnings per share:
Basic	$1.15	$0.96	$3.39	$1.00
Diluted	$1.14	$0.95	$3.36	$0.99

Weighted average shares outstanding:
Basic	7,672	7,698	7,679	7,706
Diluted	7,744	7,794	7,759	7,798

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Net income	$8,809	$7,424	$26,053	$7,698

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(33)	7	(93)	(106)
Net change related to investments	714	(1,016)	1,334	(2,182)
Translation adjustments and other	67	255	(252)	508

Other comprehensive income (loss)	748	(754)	989	(1,780)

Comprehensive income	$9,557	$6,670	$27,042	$5,918

Refer to accompanying notes. Refer to Note 16 – Accumulated Other Comprehensive Income (Loss) for further information.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2019	June 30, 2018

Assets
Current assets:
Cash and cash equivalents	$11,212	$11,946
Short-term investments	120,406	121,822

Total cash, cash equivalents, and short-term investments	131,618	133,768
Accounts receivable, net of allowance for doubtful accounts of $336 and $377	19,269	26,481
Inventories	1,951	2,662
Other	7,049	6,751

Total current assets	159,887	169,662
Property and equipment, net of accumulated depreciation of $35,431 and $29,223	33,648	29,460
Operating lease right-of-use assets	7,121	6,686
Equity investments	2,403	1,862
Goodwill	41,861	35,683
Intangible assets, net	8,103	8,053
Other long-term assets	10,258	7,442

Total assets	$263,281	$258,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,544	$8,617
Current portion of long-term debt	6,515	3,998
Accrued compensation	5,764	6,103
Short-term income taxes	1,950	2,121
Short-term unearned revenue	24,251	28,905
Other	7,837	8,744

Total current liabilities	53,861	58,488
Long-term debt	66,585	72,242
Long-term income taxes	29,514	30,265
Long-term unearned revenue	3,884	3,815
Deferred income taxes	1,838	541
Operating lease liabilities	5,972	5,568
Other long-term liabilities	6,763	5,211

Total liabilities	168,417	176,130

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,666 and 7,677	77,791	71,223
Retained earnings	18,338	13,682
Accumulated other comprehensive loss	(1,265)	(2,187)

Total stockholders’ equity	94,864	82,718

Total liabilities and stockholders’ equity	$263,281	$258,848

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Operations
Net income	$8,809	$7,424	$26,053	$7,698
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,926	2,710	8,758	7,745
Stock-based compensation expense	1,172	969	3,462	2,928
Net recognized gains on investments and derivatives	(95)	(438)	(470)	(1,645)
Deferred income taxes	(320)	(396)	(740)	(2,754)
Changes in operating assets and liabilities:
Accounts receivable	460	1,285	7,258	5,326
Inventories	12	(75)	710	107
Other current assets	(14)	(149)	(864)	(113)
Other long-term assets	(517)	(213)	(969)	(835)
Accounts payable	(197)	(393)	(1,032)	138
Unearned revenue	20	91	(4,543)	(2,780)
Income taxes	276	645	(879)	17,280
Other current liabilities	649	546	(1,017)	(975)
Other long-term liabilities	339	145	350	346

Net cash from operations	13,520	12,151	36,077	32,466

Financing
Repayments of short-term debt, maturities of 90 days or less, net	0	(7,373)	0	(7,324)
Proceeds from issuance of debt	0	0	0	7,183
Repayments of debt	0	(4,883)	(3,000)	(9,379)
Common stock issued	274	251	834	747
Common stock repurchased	(4,753)	(3,781)	(14,910)	(8,359)
Common stock cash dividends paid	(3,526)	(3,232)	(10,290)	(9,473)
Other, net	404	(640)	(835)	(946)

Net cash used in financing	(7,601)	(19,658)	(28,201)	(27,551)

Investing
Additions to property and equipment	(2,565)	(2,934)	(9,874)	(7,652)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(269)	(248)	(2,107)	(454)
Purchases of investments	(5,846)	(26,885)	(42,255)	(105,000)
Maturities of investments	5,893	7,674	14,889	19,252
Sales of investments	1,424	26,256	30,831	90,553
Securities lending payable	0	(19)	0	(90)

Net cash from (used in) investing	(1,363)	3,844	(8,516)	(3,391)

Effect of foreign exchange rates on cash and cash equivalents	18	25	(94)	34

Net change in cash and cash equivalents	4,574	(3,638)	(734)	1,558
Cash and cash equivalents, beginning of period	6,638	12,859	11,946	7,663

Cash and cash equivalents, end of period	$11,212	$9,221	$11,212	$9,221

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Common stock and paid-in capital
Balance, beginning of period	$77,556	$70,192	$71,223	$69,315
Common stock issued	274	251	6,521	747
Common stock repurchased	(1,218)	(995)	(3,433)	(2,572)
Stock-based compensation expense	1,172	969	3,462	2,928
Other, net	7	1	18	0

Balance, end of period	77,791	70,418	77,791	70,418

Retained earnings
Balance, beginning of period	16,585	8,567	13,682	17,769
Net income	8,809	7,424	26,053	7,698
Common stock cash dividends	(3,518)	(3,225)	(10,592)	(9,696)
Common stock repurchased	(3,538)	(2,792)	(11,482)	(5,797)
Cumulative effect of accounting changes	0	0	677	0

Balance, end of period	18,338	9,974	18,338	9,974

Accumulated other comprehensive income (loss)
Balance, beginning of period	(2,013)	(399)	(2,187)	627
Other comprehensive income (loss)	748	(754)	989	(1,780)
Cumulative effect of accounting changes	0	0	(67)	0

Balance, end of period	(1,265)	(1,153)	(1,265)	(1,153)

Total stockholders’ equity	$94,864	$79,239	$94,864	$79,239

Cash dividends declared per common share	$0.46	$0.42	$1.38	$1.26

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

Contract Balances

As of March 31, 2019 and June 30, 2018, long-term accounts receivable, net of allowance for doubtful accounts, were $2.0 billion and $1.8 billion, respectively, and are included in other long-term assets on our consolidated balance sheets.

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

Recent Accounting Guidance Not Yet Adopted

Financial Instruments – Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We evaluated the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems, and do not expect the impact to be material upon adoption.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Net income available for common shareholders (A)	$8,809	$7,424	$26,053	$7,698

Weighted average outstanding shares of common stock (B)	7,672	7,698	7,679	7,706
Dilutive effect of stock-based awards	72	96	80	92

Common stock and common stock equivalents (C)	7,744	7,794	7,759	7,798

Earnings Per Share

Basic (A/B)	$1.15	$0.96	$3.39	$1.00
Diluted (A/C)	$1.14	$0.95	$3.36	$0.99

PART I

Item 1

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Interest and dividends income	$668	$575	$2,053	$1,578
Interest expense	(671)	(691)	(2,017)	(2,061)
Net recognized gains on investments	44	510	381	1,851
Net gains (losses) on derivatives	51	(72)	89	(206)
Net gains (losses) on foreign currency remeasurements	37	20	(32)	(49)
Other, net	16	7	64	2

Total	$145	$349	$538	$1,115

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Realized gains from sales of available-for-sale securities	$6	$4	$19	$22
Realized losses from sales of available-for-sale securities	(10)	(334)	(100)	(673)
Other-than-temporary impairments of investments	0	(1)	(7)	(6)

Total	$(4)	$(331)	$(88)	$(657)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Net realized gains on investments sold	$5	$857	$238	$2,549
Net unrealized gains on investments still held	50	0	241	0
Impairments of investments	(7)	(16)	(10)	(41)

Total	$48	$841	$469	$2,508

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

March 31, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$1,623	$0	$0	$1,623	$1,424	$199	$0
Certificates of deposit	Level 2	1,738	0	0	1,738	1,517	221	0
U.S. government securities	Level 1	105,168	836	(342)	105,662	0	105,662	0
U.S. agency securities	Level 2	290	0	0	290	0	290	0
Foreign government bonds	Level 2	6,753	2	(10)	6,745	4,002	2,743	0
Mortgage- and asset-backed securities	Level 2	3,427	5	(8)	3,424	0	3,424	0
Corporate notes and bonds	Level 2	7,426	60	(19)	7,467	0	7,467	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	263	41	(1)	303	0	303	0

Total debt investments		$126,703	$944	$(380)	$127,267	$6,943	$120,324	$0

Equity investments	Level 1				$653	$383	$0	$270
Equity investments	Other				2,133	0	0	2,133

Total equity investments					$2,786	$383	$0	$2,403

Cash					$3,886	$3,886	$0	$0
Derivatives, net (a)					82	0	82	0

Total					$134,021	$11,212	$120,406	$2,403

PART I

Item 1

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,513	$0	$0	$2,513	$2,215	$298	$0
Certificates of deposit	Level 2	2,058	0	0	2,058	1,865	193	0
U.S. government securities	Level 1	108,120	62	(1,167)	107,015	2,280	104,735	0
U.S. agency securities	Level 2	1,742	0	0	1,742	1,398	344	0
Foreign government bonds	Level 1	22	0	0	22	0	22	0
Foreign government bonds	Level 2	5,063	1	(10)	5,054	0	5,054	0
Mortgage- and asset-backed securities	Level 2	3,864	4	(13)	3,855	0	3,855	0
Corporate notes and bonds	Level 2	6,929	21	(56)	6,894	0	6,894	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	271	37	(1)	307	0	307	0

Total debt investments		$130,597	$125	$(1,247)	$129,475	$7,758	$121,717	$0

Equity investments	Level 1				$533	$246	$0	$287
Equity investments	Level 3				18	0	0	18
Equity investments	Other				1,558	0	1	1,557

Total equity investments					$2,109	$246	$1	$1,862

Cash					$3,942	$3,942	$0	$0
Derivatives, net (a)					104	0	104	0

Total					$135,630	$11,946	$121,822	$1,862

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2019 and June 30, 2018, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.2 billion and $697 million, respectively.

As of March 31, 2019, we had no collateral received under agreements for loaned securities. As of June 30, 2018, collateral received under agreements for loaned securities was $1.8 billion and primarily comprised U.S. government and agency securities.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2019

U.S. government and agency securities	$6,485	$(23)	$54,161	$(319)	$60,646	$(342)
Foreign government bonds	4,229	(2)	88	(8)	4,317	(10)
Mortgage- and asset-backed securities	989	(3)	561	(5)	1,550	(8)
Corporate notes and bonds	1,024	(6)	1,151	(13)	2,175	(19)
Municipal securities	7	0	13	(1)	20	(1)

Total	$12,734	$(34)	$55,974	$(346)	$68,708	$(380)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2018

U.S. government and agency securities	$82,352	$(1,064)	$4,459	$(103)	$86,811	$(1,167)
Foreign government bonds	3,457	(7)	13	(3)	3,470	(10)
Mortgage- and asset-backed securities	2,072	(9)	96	(4)	2,168	(13)
Corporate notes and bonds	3,111	(43)	301	(13)	3,412	(56)
Municipal securities	45	(1)	0	0	45	(1)

Total	$91,037	$(1,124)	$4,869	$(123)	$95,906	$(1,247)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2019

Due in one year or less	$48,902	$48,729
Due after one year through five years	51,977	52,189
Due after five years through 10 years	24,920	25,428
Due after 10 years	904	921

Total	$126,703	$127,267

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2019, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	March 31, 2019	June 30, 2018

Designated as Hedging Instruments

Foreign exchange contracts sold	$7,937	$11,101

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	8,576	9,425
Foreign exchange contracts sold	10,166	13,374
Equity contracts purchased	50	49
Equity contracts sold	6	5
Other contracts purchased	1,330	878
Other contracts sold	426	472

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	March 31, 2019		June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Designated as Hedging Instruments

Foreign exchange contracts	$58	$0	$174	$0

Changes in Fair Value Recorded in Net Income

Designated as Hedging Instruments

Foreign exchange contracts	85	(1)	95	0

Not Designated as Hedging Instruments

Foreign exchange contracts	109	(114)	256	(197)
Equity contracts	5	(2)	2	(7)
Other contracts	16	(5)	11	(3)

Gross amounts of derivatives	273	(122)	538	(207)
Gross amounts of derivatives offset in the balance sheet	(85)	85	(152)	153
Cash collateral received	0	(49)	0	(235)

Net amounts of derivatives	$188	$(86)	$386	$(289)

Reported as

Short-term investments	$82	$0	$104	$0
Other current assets	100	0	260	0
Other long-term assets	6	0	22	0
Other current liabilities	0	(67)	0	(288)
Other long-term liabilities	0	(19)	0	(1)

Total	$188	$(86)	$386	$(289)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $263 million and $122 million, respectively, as of March 31, 2019, and $533 million and $207 million, respectively, as of June 30, 2018.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2019

Derivative assets	$0	$270	$3	$273
Derivative liabilities	0	(122)	0	(122)

June 30, 2018

Derivative assets	1	535	2	538
Derivative liabilities	(1)	(206)	0	(207)

PART I

Item 1

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Foreign Exchange Contracts

Derivatives	$129	$(260)	$140	$(224)
Hedged items	(81)	288	(19)	298

Total amount of ineffectiveness	$48	$28	$121	$74

Equity Contracts

Derivatives	$0	$126	$0	$(181)
Hedged items	0	(126)	0	181

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$0	$0	$0	$60

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Effective Portion

Gains recognized in other comprehensive income (loss), net of tax of $(1), $7, $1, and $8	$31	$14	$145	$29
Gains reclassified from accumulated other comprehensive income (loss) into revenue	66	8	246	138

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(21)	(62)	(62)	(226)

We estimate that $81 million of net derivative gains included in AOCI as of March 31, 2019 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur for the three and nine months ended March 31, 2019.

Non-designated Derivative Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on derivatives not designated as hedging instruments:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Foreign exchange contracts	$(87)	$(64)	$(196)	$(248)
Equity contracts	2	(11)	3	(89)
Other contracts	20	(18)	24	(9)

Total	$(65)	$(93)	$(169)	$(346)

PART I

Item 1

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2019	June 30, 2018

Raw materials	$450	$655
Work in process	71	54
Finished goods	1,430	1,953

Total	$1,951	$2,662

NOTE 7 — BUSINESS COMBINATIONS

GitHub, Inc.

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

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash, cash equivalents, and short-term investments	$234
Goodwill	5,494
Intangible assets	1,267
Other assets	143
Other liabilities	(214)

Total	$6,924

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is not expected to be deductible for tax purposes. We assigned the goodwill to our Intelligent Cloud segment.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Customer-related	$648	8 years
Technology-based	447	5 years
Marketing-related	170	10 years
Contract-based	2	2 years

Total	$1,267	7 years

Transactions recognized separately from the preliminary purchase price allocation were approximately $600 million, primarily related to equity awards recognized as expense over the related service period.

PART I

Item 1

Other

For the nine months ended March 31, 2019, we completed 14 additional acquisitions for $1.3 billion, substantially all of which were paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates.

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2018	Acquisitions		Other	March 31, 2019

Productivity and Business Processes	$23,823	$342		$(42)	$24,123
Intelligent Cloud	5,703	5,582	(a)	53 (a)	11,338
More Personal Computing	6,157	289		(46)	6,400

Total	$35,683	$6,213		$(35)	$41,861

(a)	Includes goodwill of $5.5 billion related to GitHub. See Note 7 – Business Combinations for further information.

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2019				June 30, 2018

Technology-based	$7,612		$(5,574)	$2,038	$7,220	$(5,018)	$2,202
Customer-related	4,709		(1,635)	3,074	4,031	(1,205)	2,826
Marketing-related	4,181		(1,266)	2,915	4,006	(1,071)	2,935
Contract-based	575		(499)	76	679	(589)	90

Total	$17,077	(a)	$(8,974)	$8,103	$15,936	$(7,883)	$8,053

(a)	Includes intangible assets of $1.3 billion related to GitHub. See Note 7 – Business Combinations for further information.

Intangible assets amortization expense was $431 million and $560 million for the three months ended March 31, 2019 and 2018, respectively, and $1.5 billion and $1.7 billion for the nine months ended March 31, 2019 and 2018, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2019:

(In millions)

Year Ending June 30,

2019 (excluding the nine months ended March 31, 2019)	$436
2020	1,518
2021	1,297
2022	1,197
2023	1,018
Thereafter	2,637

Total	$8,103

NOTE 10 — DEBT

Short-term Debt

As of March 31, 2019 and June 30, 2018, we had no commercial paper issued or outstanding. Effective August 31, 2018, we terminated our credit facilities, which served as back-up for our commercial paper program.

Long-term Debt

As of March 31, 2019, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $73.1 billion and $77.0 billion, respectively. As of June 30, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.2 billion and $77.5 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value March 31, 2019	Face Value June 30, 2018	Stated Interest Rate	Effective Interest Rate

Notes

November 3, 2018	$0	$1,750	1.300%	1.396%
December 6, 2018	0	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	1,965	2,044	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	1,965	2,044	3.125%	3.218%
May 2, 2033 (a)	618	642	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$73,716	$76,898

(a)	Euro-denominated debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of March 31, 2019 and June 30, 2018, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $616 million and $658 million, respectively.

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 16% and 14% for the three months ended March 31, 2019 and 2018, respectively, and 16% and 70% for the nine months ended March 31, 2019 and 2018, respectively. The increase in our effective tax rate for the three months ended March 31, 2019 compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries. The decrease in our effective tax rate for the nine months ended March 31, 2019 compared to the prior year was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

Our effective tax rate for the three and nine months ended March 31, 2019 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, and tax benefits relating to stock-based compensation.

Tax Cuts and Jobs Act

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

The TCJA was effective in the second quarter of fiscal year 2018. We recorded a provisional net charge of $13.8 billion in the second quarter of fiscal year 2018, and $13.7 billion for the fiscal year ended June 30, 2018, related to the TCJA based on reasonable estimates for those tax effects. We adjusted our provisional net charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019 related to GILTI deferred taxes pursuant to SEC Staff Accounting Bulletin No. 118. As of March 31, 2019, the U.S. Treasury Department and the Internal Revenue Service (“IRS”) are still in the process of issuing various TCJA regulations. Accordingly, future adjustments to the financial statements may be necessary as regulations are issued and when we file our fiscal year 2018 tax returns with the IRS and foreign tax authorities in the current fiscal year.

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

PART I

Item 1

Uncertain Tax Positions

While we settled a portion of the IRS audit for tax years 2004 to 2006 in the third quarter of fiscal year 2011, a portion of the IRS audit for tax years 2007 to 2009 in the first quarter of fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in the second quarter of fiscal year 2018, we remain under audit for those years. We continue to be subject to examination by the IRS for tax years 2014 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2019, the primary unresolved issues for this and other open IRS audits are related to transfer pricing. While we believe our allowances for income tax contingencies related to the unresolved issues are adequate, the final resolution of these issues, if unfavorable, could have a material impact on our consolidated financial statements. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2018, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

While we believe our allowances for all income tax contingencies are adequate, the final resolution of these issues, if unfavorable, could have a material impact on our consolidated financial statements. Income tax contingencies and other income tax liabilities were $15.7 billion and $15.1 billion as of March 31, 2019 and June 30, 2018, respectively, and are included in long-term income taxes on our consolidated balance sheets. This increase was primarily due to current period intercompany transactions and interest accruals.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2019	June 30, 2018

Productivity and Business Processes	$12,679	$14,864
Intelligent Cloud	12,531	14,706
More Personal Computing	2,925	3,150

Total	$28,135	$32,720

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2019

Balance, beginning of period	$32,720
Deferral of revenue	48,957
Recognition of unearned revenue	(53,542)

Balance, end of period	$28,135

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $75 billion as of March 31, 2019, of which we expect to recognize approximately 55% of the revenue over the next 12 months and the remainder thereafter. Many customers are committing to our products and services for longer contract terms, which is increasing the percentage of contracted revenue that will be recognized beyond the next 12 months.

PART I

Item 1

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Operating lease cost	$431	$395	$1,254	$1,182

Finance lease cost:
Amortization of right-of-use assets	$100	$70	$262	$175
Interest on lease liabilities	65	47	179	121

Total finance lease cost	$165	$117	$441	$296

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$425	$388	$1,229	$1,132
Operating cash flows from finance leases	65	46	179	121
Financing cash flows from finance leases	66	37	167	93

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	730	570	1,698	1,269
Finance leases	658	412	1,722	1,790

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2019	June 30, 2018

Operating Leases

Operating lease right-of-use assets	$7,121	$6,686

Other current liabilities	$1,461	$1,399
Operating lease liabilities	5,972	5,568

Total operating lease liabilities	$7,433	$6,967

Finance Leases

Property and equipment, at cost	$6,222	$4,543
Accumulated depreciation	(666)	(404)

Property and equipment, net	$5,556	$4,139

Other current liabilities	$282	$176
Other long-term liabilities	5,528	4,125

Total finance lease liabilities	$5,810	$4,301

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.9%	2.7%
Finance leases	4.9%	5.2%

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2019 (excluding the nine months ended March 31, 2019)	$422	$138
2020	1,586	534
2021	1,335	543
2022	1,135	552
2023	942	556
Thereafter	2,904	5,552

Total lease payments	8,324	7,875
Less imputed interest	(891)	(2,065)

Total	$7,433	$5,810

As of March 31, 2019, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $1.9 billion and $6.4 billion, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2022 with lease terms of 1 year to 15 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 35 patent infringement cases pending against Microsoft as of March 31, 2019, none of which are material individually or in aggregate.

PART I

Item 1

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

Other Antitrust Litigation and Claims

China State Administration for Industry and Commerce Investigation

In 2014, Microsoft was informed that China’s State Agency for Market Regulation (“SAMR”) (formerly State Administration for Industry and Commerce) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAMR conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. The SAMR has presented its preliminary views as to certain possible violations of China's Anti-Monopoly Law, and discussions are expected to continue.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing is expected to be scheduled in the second half of calendar year 2019.

Canadian Cell Phone Class Action

Microsoft Mobile Oy, along with other handset manufacturers and network operators, is a defendant in a 2013 class action lawsuit filed in the Supreme Court of British Columbia by a purported class of Canadians who have used cellular phones for at least 1,600 hours, including a subclass of users with brain tumors, alleging adverse health effects from cellular phone use. Microsoft was served with the complaint in June 2014 and has been substituted for the Nokia defendants. The lawsuit was dismissed without prejudice on March 7, 2019.

PART I

Item 1

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. In June 2018, the court denied the plaintiffs’ motion for class certification. Plaintiffs sought an interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which was granted in September 2018. Oral arguments are expected to be scheduled in early calendar year 2020.

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

As of March 31, 2019, we accrued aggregate legal liabilities of $253 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.0 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2019, $15.6 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2019		2018

First Quarter	24	$2,600	22	$1,600
Second Quarter	57	6,100	22	1,800
Third Quarter	36	3,899	34	3,100

Total	117	$12,599	78	$6,500

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2019				(in millions)

September 18, 2018	November 15, 2018	December 13, 2018	$0.46	$3,544
November 28, 2018	February 21, 2019	March 14, 2019	0.46	3,526
March 11, 2019	May 16, 2019	June 13, 2019	0.46	3,526

Total			$1.38	$10,596

Fiscal Year 2018

September 19, 2017	November 16, 2017	December 14, 2017	$0.42	$3,238
November 29, 2017	February 15, 2018	March 8, 2018	0.42	3,232
March 12, 2018	May 17, 2018	June 14, 2018	0.42	3,226

Total			$1.26	$9,696

The dividend declared on March 11, 2019 was included in other current liabilities as of March 31, 2019.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Derivatives

Balance, beginning of period	$113	$21	$173	$134
Unrealized gains, net of tax of $0, $7, $2, and $8	31	15	146	30

Reclassification adjustments for gains included in revenue	(66)	(8)	(246)	(138)
Tax expense included in provision for income taxes	2	0	7	2

Amounts reclassified from accumulated other comprehensive income (loss)	(64)	(8)	(239)	(136)

Net change related to derivatives, net of tax of $(2), $7, $(5), and $6	(33)	7	(93)	(106)

Balance, end of period	$80	$28	$80	$28

Investments

Balance, beginning of period	$(297)	$659	$(850)	$1,825
Unrealized gains (losses), net of tax of $189, $(186), $337, and $(347)	711	(644)	1,267	(961)

Reclassification adjustments for (gains) losses included in other income (expense), net	4	(517)	84	(1,823)
Tax expense (benefit) included in provision for income taxes	(1)	145	(17)	602

Amounts reclassified from accumulated other comprehensive income (loss)	3	(372)	67	(1,221)

Net change related to investments, net of tax of $190, $(331), $354, and $(949)	714	(1,016)	1,334	(2,182)
Cumulative effect of accounting changes	0	0	(67)	0

Balance, end of period	$417	$(357)	$417	$(357)

Translation Adjustments and Other

Balance, beginning of period	$(1,829)	$(1,079)	$(1,510)	$(1,332)
Translation adjustments and other, net of tax of $1, $0, $0, and $(1)	67	255	(252)	508

Balance, end of period	$(1,762)	$(824)	$(1,762)	$(824)

Accumulated other comprehensive loss, end of period	$(1,265)	$(1,153)	$(1,265)	$(1,153)

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Microsoft Office 365 Commercial subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Skype for Business, and Microsoft Teams, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office 365 Consumer subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.
•	Microsoft Dynamics business solutions, including Dynamics ERP on-premises, Dynamics CRM on-premises, and Dynamics 365, a set of cloud-based applications across ERP and CRM.

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Revenue

Productivity and Business Processes	$10,242	$9,006	$30,113	$26,197
Intelligent Cloud	9,649	7,896	27,594	22,613
More Personal Computing	10,680	9,917	34,419	31,465

Total	$30,571	$26,819	$92,126	$80,275

Operating Income

Productivity and Business Processes	$3,979	$3,115	$11,875	$9,458
Intelligent Cloud	3,208	2,654	9,418	7,623
More Personal Computing	3,154	2,523	9,261	7,598

Total	$10,341	$8,292	$30,554	$24,679

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2019 or 2018. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

United States (a)	$15,372	$13,457	$46,899	$41,094
Other countries	15,199	13,362	45,227	39,181

Total	$30,571	$26,819	$92,126	$80,275

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Office products and cloud services	$7,889	$7,088	$23,258	$20,739
Server products and cloud services	8,053	6,343	22,902	18,139
Windows	4,944	4,612	14,603	14,094
Gaming	2,363	2,251	9,333	8,067
Search advertising	1,911	1,784	5,675	5,243
LinkedIn	1,696	1,335	4,919	3,795
Devices	1,423	1,219	4,632	3,851
Enterprise Services	1,542	1,489	4,513	4,295
Other	750	698	2,291	2,052

Total	$30,571	$26,819	$92,126	$80,275

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $9.6 billion and $27.1 billion for the three and nine months ended March 31, 2019, respectively, and $6.8 billion and $18.7 billion for the three and nine months ended March 31, 2018, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of March 31, 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 24, 2019

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

Highlights from the third quarter of fiscal year 2019 compared with the third quarter of fiscal year 2018 included:

•

Commercial cloud revenue, which includes Microsoft Office 365 Commercial, Microsoft Azure, the commercial portion of LinkedIn, Microsoft Dynamics 365, and other commercial cloud properties, increased 41% to $9.6 billion.

•	Office Commercial revenue increased 12%, driven by Office 365 Commercial growth of 30%.
•	Office Consumer revenue increased 8% and Office 365 Consumer subscribers increased to 34.2 million.
•	LinkedIn revenue increased 27%, with record levels of engagement highlighted by LinkedIn sessions growth of 24%.
•	Dynamics revenue increased 13%, driven by Dynamics 365 growth of 43%.
•	Server products and cloud services revenue, including GitHub, increased 27%, driven by Azure growth of 73%.
•	Enterprise Services revenue increased 4%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 9%.
•	Windows Commercial revenue increased 18%.
•	Microsoft Surface revenue increased 21%.
•	Gaming revenue increased 5%, driven by Xbox software and services growth of 12%.

PART I

Item 2

•	Search advertising revenue, excluding traffic acquisition costs, increased 12%.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business. We recorded a provisional net charge of $13.8 billion in the second quarter of fiscal year 2018, and $13.7 billion in fiscal year 2018, related to the TCJA. We adjusted our provisional net charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019. Refer to Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of foreign currencies relative to the U.S. dollar throughout fiscal year 2018 positively impacted reported revenue and increased reported expenses from our international operations. Strengthening of the U.S. dollar relative to certain foreign currencies did not significantly impact reported revenue or expenses from our international operations in the first and second quarters of fiscal year 2019, and reduced reported revenue and expenses from our international operations in the third quarter of fiscal year 2019.

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

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2019	2018		2019	2018

Revenue	$30,571	$26,819	14%	$92,126	$80,275	15%
Gross margin	20,401	17,550	16%	59,628	51,664	15%
Operating income	10,341	8,292	25%	30,554	24,679	24%
Net income	8,809	7,424	19%	26,053	7,698	*
Diluted earnings per share	1.14	0.95	20%	3.36	0.99	*

Non-GAAP net income	8,809	7,424	19%	26,210	21,498	22%
Non-GAAP diluted earnings per share	1.14	0.95	20%	3.38	2.76	22%

*	Not meaningful.

Non-GAAP net income and diluted earnings per share (“EPS”) exclude the net charge related to the TCJA. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Revenue increased $3.8 billion or 14%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Windows and Surface.

Gross margin increased $2.9 billion or 16%, driven by growth across each of our segments. Gross margin percentage increased, driven by gross margin percentage improvement in More Personal Computing and Productivity and Business Processes, and favorable segment sales mix. Gross margin included a 5 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $2.0 billion or 25%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $901 million or 10%, driven by growth in commercial cloud and Surface.
•	Research and development expenses increased $601 million or 16%, driven by investments in cloud engineering, Gaming, GitHub, and LinkedIn.
•	Sales and marketing expenses increased $230 million or 5%, driven by investments in LinkedIn, GitHub, and commercial sales capacity.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%. Sales and marketing expenses included a favorable foreign currency impact of 2%.

Nine Months Ended March 31, 2019 Compared with Nine Months Ended March 31, 2018

Revenue increased $11.9 billion or 15%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Gaming and Surface.

PART I

Item 2

Gross margin increased $8.0 billion or 15%, driven by growth across each of our segments. Gross margin percentage increased slightly, due to favorable segment sales mix and gross margin percentage improvement in Intelligent Cloud, offset in part by a gross margin percentage decline in Productivity and Business Processes. Gross margin included a 4 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $5.9 billion or 24%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $3.9 billion or 14%, driven by growth in commercial cloud, Surface, and Gaming.
•	Research and development expenses increased $1.6 billion or 15%, driven by investments in cloud engineering, LinkedIn, and Gaming.
•

Sales and marketing expenses increased $542 million or 4%, driven by investments in commercial sales capacity, LinkedIn, and GitHub, offset in part by a decrease in marketing. Sales and marketing expenses included a favorable foreign currency impact of 2%.

Current year net income and diluted EPS were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted EPS of $157 million and $0.02, respectively. Prior year net income and diluted EPS were negatively impacted by the net charge related to TCJA, which resulted in a decrease to net income and diluted EPS of $13.8 billion and $1.77, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2019	2018		2019	2018

Revenue

Productivity and Business Processes	$10,242	$9,006	14%	$30,113	$26,197	15%
Intelligent Cloud	9,649	7,896	22%	27,594	22,613	22%
More Personal Computing	10,680	9,917	8%	34,419	31,465	9%

Total	$30,571	$26,819	14%	$92,126	$80,275	15%

Operating Income

Productivity and Business Processes	$3,979	$3,115	28%	$11,875	$9,458	26%
Intelligent Cloud	3,208	2,654	21%	9,418	7,623	24%
More Personal Computing	3,154	2,523	25%	9,261	7,598	22%

Total	$10,341	$8,292	25%	$30,554	$24,679	24%

Reportable Segments

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Productivity and Business Processes

Revenue increased $1.2 billion or 14%.

•

Office Commercial revenue increased $737 million or 12%, driven by Office 365 Commercial, due to growth in subscribers and average revenue per user, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 Commercial.

•	Office Consumer revenue increased $76 million or 8%, driven by Office 365 Consumer, due to growth in subscribers, and transactional strength in Japan.
•	LinkedIn revenue increased $361 million or 27%, driven by growth across each line of business.
•	Dynamics revenue increased 13%, driven by Dynamics 365 growth.

PART I

Item 2

Operating income increased $864 million or 28%.

•

Gross margin increased $1.0 billion or 15% driven by growth in Office Commercial and LinkedIn. Gross margin percentage increased slightly, due to gross margin percentage improvement in LinkedIn and Office 365 Commercial, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $162 million or 4%, driven by investments in LinkedIn and cloud engineering, offset in part by a decrease in Office advertising.

Gross margin and operating income included an unfavorable foreign currency impact of 2%. Operating expenses included a favorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $1.8 billion or 22%.

•

Server products and cloud services revenue, including GitHub, increased $1.7 billion or 27%, driven by Azure. Azure revenue growth was 73%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products revenue increased 7%, due to continued demand for premium versions and hybrid solutions, and GitHub.

•	Enterprise Services revenue increased $53 million or 4%, driven by growth in Premier Support Services.

Operating income increased $554 million or 21%.

•

Gross margin increased $1.2 billion or 21%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage decreased slightly, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in Azure.

•	Operating expenses increased $598 million or 22%, driven by investments in cloud and artificial intelligence (“AI”) engineering, GitHub, and commercial sales capacity.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%.

More Personal Computing

Revenue increased $763 million or 8%.

•

Windows revenue increased $332 million or 7%, driven by growth in Windows OEM and Windows Commercial, offset in part by a decrease in patent licensing. Windows OEM revenue increased 9%. Windows OEM Pro revenue increased 15%, driven by improved chip supply that met both unfulfilled second quarter and better than expected third quarter commercial PC demand. Windows OEM non-Pro revenue declined 1%, ahead of the consumer PC market, driven by improved chip supply for premium devices that met both unfulfilled second quarter and third quarter demand. Windows Commercial revenue increased 18%, driven by an increased mix of multi-year agreements that carry higher in-quarter revenue recognition.

•	Surface revenue increased $235 million or 21%, with strong growth across commercial and consumer.
•	Search advertising revenue increased $127 million or 7%. Search advertising revenue, excluding traffic acquisition costs, increased 12%, driven by growth in Bing, due to higher revenue per search.
•

Gaming revenue increased $112 million or 5%, driven by Xbox software and services growth of 12%, primarily due to third-party title strength and subscriptions growth, offset in part by a decline in Xbox hardware of 33% primarily due to a decrease in volume of consoles sold.

Operating income increased $631 million or 25%, including an unfavorable foreign currency impact of 3%.

•

Gross margin increased $673 million or 13%, driven by growth in Windows, Gaming, and Search. Gross margin percentage increased, due to a sales mix shift to higher gross margin businesses in Gaming and Windows. Gross margin included an unfavorable foreign currency impact of 2%.

•	Operating expenses increased $42 million or 1%, driven by an increase in Surface advertising.

PART I

Item 2

Nine Months Ended March 31, 2019 Compared with Nine Months Ended March 31, 2018

Productivity and Business Processes

Revenue increased $3.9 billion or 15%.

•

Office Commercial revenue increased $2.3 billion or 13%, driven by Office 365 Commercial, due to growth in subscribers and average revenue per user, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 Commercial.

•	Office Consumer revenue increased $229 million or 8%, driven by Office 365 Consumer, due to growth in subscribers.
•	LinkedIn revenue increased $1.1 billion or 30%, driven by growth across each line of business.
•	Dynamics revenue increased 16%, driven by Dynamics 365 growth.

Operating income increased $2.4 billion or 26%.

•

Gross margin increased $2.9 billion or 15%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage decreased slightly, due to an increased mix of cloud offerings, offset in part by gross margin percentage improvement in LinkedIn and Office 365 Commercial.

•	Operating expenses increased $492 million or 5%, driven by investments in LinkedIn and cloud engineering, offset in part by a decrease in marketing.

Intelligent Cloud

Revenue increased $5.0 billion or 22%.

•

Server products and cloud services revenue, including GitHub, increased $4.8 billion or 26%, driven by Azure. Azure revenue growth was 75%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products revenue increased 7%, due to continued demand for premium versions and hybrid solutions.

•	Enterprise Services revenue increased $218 million or 5%, driven by growth in Premier Support Services and Microsoft Consulting Services.

Operating income increased $1.8 billion or 24%.

•

Gross margin increased $3.5 billion or 23%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased slightly, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $1.7 billion or 22%, driven by investments in cloud and AI engineering, GitHub, and commercial sales capacity.

More Personal Computing

Revenue increased $3.0 billion or 9%.

•

Windows revenue increased $509 million or 4%, driven by growth in Windows Commercial and Windows OEM, offset in part by a decline in patent licensing. Windows Commercial revenue increased 15%, driven by an increased mix of multi-year agreements that carry higher in-quarter revenue recognition. Windows OEM revenue increased 2%. Windows OEM Pro revenue grew 7%, ahead of the commercial PC market. Windows OEM non-Pro revenue declined 6%, in line with the consumer PC market.

•	Gaming revenue increased $1.3 billion or 16%, driven by Xbox software and services growth of 26%, primarily due to third-party title strength, offset in part by a decline in Xbox hardware of 8%.
•	Surface revenue increased $903 million or 26%, with strong growth across consumer and commercial.
•

Search advertising revenue increased $432 million or 8%. Search advertising revenue, excluding traffic acquisition costs, increased 14%, driven by growth in Bing, due to higher revenue per search and search volume.

PART I

Item 2

Operating income increased $1.7 billion or 22%.

•

Gross margin increased $1.5 billion or 9%, driven by growth in Windows, Gaming, and Search. Gross margin percentage was relatively unchanged, due to sales mix shift to higher gross margin businesses in Gaming, offset by a sales mix shift to our lower gross margin Surface business.

•	Operating expenses decreased $120 million or 1%, driven by a decline in Windows marketing.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2019	2018		2019	2018

Research and development	$4,316	$3,715	16%	$12,363	$10,793	15%
As a percent of revenue	14%	14%	0ppt	13%	13%	0ppt

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

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Research and development expenses increased $601 million or 16%, driven by investments in cloud engineering, Gaming, GitHub, and LinkedIn.

Nine Months Ended March 31, 2019 Compared with Nine Months Ended March 31, 2018

Research and development expenses increased $1.6 billion or 15%, driven by investments in cloud engineering, LinkedIn, and Gaming.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2019	2018		2019	2018

Sales and marketing	$4,565	$4,335	5%	$13,251	$12,709	4%
As a percent of revenue	15%	16%	(1)ppt	14%	16%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Sales and marketing expenses increased $230 million or 5%, driven by investments in LinkedIn, GitHub, and commercial sales capacity. Expenses included a favorable foreign currency impact of 2%.

Nine Months Ended March 31, 2019 Compared with Nine Months Ended March 31, 2018

Sales and marketing expenses increased $542 million or 4%, driven by investments in commercial sales capacity, LinkedIn, and GitHub, offset in part by a decrease in marketing. Expenses included a favorable foreign currency impact of 2%.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2019	2018		2019	2018

General and administrative	$1,179	$1,208	(2)%	$3,460	$3,483	(1)%
As a percent of revenue	4%	5%	(1)ppt	4%	4%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

General and administrative expenses decreased slightly.

Nine Months Ended March 31, 2019 Compared with Nine Months Ended March 31, 2018

General and administrative expenses decreased slightly.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2019	2018	2019	2018

Interest and dividends income	$668	$575	$2,053	$1,578
Interest expense	(671)	(691)	(2,017)	(2,061)
Net recognized gains on investments	44	510	381	1,851
Net gains (losses) on derivatives	51	(72)	89	(206)
Net gains (losses) on foreign currency remeasurements	37	20	(32)	(49)
Other, net	16	7	64	2

Total	$145	$349	$538	$1,115

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

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

Nine Months Ended March 31, 2019 Compared with Nine Months Ended March 31, 2018

Interest and dividends income increased primarily due to higher yields on fixed-income securities. Interest expense decreased primarily driven by a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized gains on investments decreased primarily due to lower gains on sales of equity investments. Net gains on derivatives includes gains on foreign exchange, interest-rate and equity derivatives in the current period as compared to losses in the prior period.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 16% and 14% for the three months ended March 31, 2019 and 2018, respectively, and 16% and 70% for the nine months ended March 31, 2019 and 2018, respectively. The increase in our effective tax rate for the three months ended March 31, 2019 compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries. The decrease in our effective tax rate for the nine months ended March 31, 2019 compared to the prior year was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018.

Our effective tax rate for the three and nine months ended March 31, 2019 was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, and tax benefits relating to stock-based compensation.

Tax Cuts and Jobs Act

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

Uncertain Tax Positions

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in the third quarter of fiscal year 2011, a portion of the IRS audit for tax years 2007 to 2009 in the first quarter of fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in the second quarter of fiscal year 2018, we remain under audit for those years. We continue to be subject to examination by the IRS for tax years 2014 to 2017. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2019, the primary unresolved issues for this and other open IRS audits are related to transfer pricing. While we believe our allowances for income tax contingencies related to the unresolved issues are adequate, the final resolution of these issues, if unfavorable, could have a material impact on our consolidated financial statements. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2019	2018		2019	2018

Net income	$8,809	$7,424	19%	$26,053	$7,698	*
Net charge related to the TCJA	0	0	*	157	13,800	*

Non-GAAP net income	$8,809	$7,424	19%	$26,210	$21,498	22%

Diluted earnings per share	$1.14	$0.95	20%	$3.36	$0.99	*
Net charge related to the TCJA	0	0	*	0.02	1.77	*

Non-GAAP diluted earnings per share	$1.14	$0.95	20%	$3.38	$2.76	22%

*	Not meaningful.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $131.6 billion and $133.8 billion as of March 31, 2019 and June 30, 2018, respectively. Equity investments were $2.4 billion and $1.9 billion as of March 31, 2019 and June 30, 2018, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $3.6 billion to $36.1 billion for the nine months ended March 31, 2019, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid for income taxes and an increase in cash paid to suppliers and employees. Cash used in financing increased $650 million to $28.2 billion for the nine months ended March 31, 2019, mainly due to a $6.6 billion increase in common stock repurchases and an $817 million increase in dividends paid, offset in part by a $6.5 billion decrease in repayments of debt, net of proceeds. Cash used in investing increased $5.1 billion to $8.5 billion for the nine months ended March 31, 2019, mainly due to a $2.2 billion increase in additions to property and equipment, a $1.7 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $1.3 billion decrease in net investment purchases, sales, and maturities.

Debt

We issue debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Refer to Note 10 – Debt of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

The following table outlines the expected future recognition of unearned revenue as of March 31, 2019:

(In millions)

Three Months Ending

June 30, 2019	$11,158
September 30, 2019	6,329
December 31, 2019	4,707
March 31, 2020	2,057
Thereafter	3,884

Total	$28,135

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

PART I

Item 2

Share Repurchases

For the nine months ended March 31, 2019 and 2018, we repurchased 117 million shares and 78 million shares of our common stock for $12.6 billion and $6.5 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax of $17.9 billion on deferred foreign income not previously subject to U.S. income tax. We have paid transition tax of approximately $1.8 billion, which included $1.5 billion for the nine months ended March 31, 2019. Under the TCJA, the remaining transition tax of $16.1 billion is payable interest free over the next seven years, with 8% due in each of the next four years, 15% in fiscal year 2024, 20% in fiscal year 2025, and 25% in fiscal year 2026.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2019	Impact

Foreign currency - Revenue	10% decrease in foreign exchange rates	$(2,813)	Earnings
Foreign currency - Investments	10% decrease in foreign exchange rates	(121)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,718)	Fair Value
Credit	100 basis point increase in credit spreads	(229)	Fair Value
Equity	10% decrease in equity market prices	(228)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Abuse of our advertising or social platforms may harm our reputation or user engagement. For LinkedIn, Bing Ads, Xbox Live, and other products and services that provide content or host ads that come from or can be influenced by third parties, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate to other people, by users impersonating other people or organizations, by use of our products or services to disseminate information that may be viewed as misleading or intended to manipulate the opinions of our users, or by the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business and financial results.

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Azure, Microsoft Account services, Office 365, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox Live, Outlook.com, and Microsoft Stores. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, regulators may take the position that our offerings such as Skype are covered by existing laws regulating telecommunications services and new laws may define more of our services as regulated telecommunications services. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI and content moderation, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders to make technology more accessible. If our products do not meet customer expectations or emerging global accessibility requirements, we could lose sales opportunities or face regulatory actions

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. The Privacy Shield and other potential rules on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. In May 2018, a new EU law governing data practices and privacy, the General Data Protection Regulation (“GDPR”), became effective. The law, which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of new compliance obligations regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if the changes we implement to comply with the GDPR make our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators apply and interpret them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage.

PART II

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

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, are important to our ability to recruit and retain employees. We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

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

PART II

Item 1A

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

DIVIDENDS AND SHARE REPURCHASES

Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding dividends and share repurchases. Following are our monthly stock repurchases for the third quarter of fiscal year 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2019 – January 31, 2019	14,550,168	$103.91	14,550,168	$17,988
February 1, 2019 – February 28, 2019	8,366,248	106.07	8,366,248	17,101
March 1, 2019 – March 31, 2019	12,938,121	115.94	12,938,121	15,601

	35,854,537		35,854,537

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

April 24, 2019