Form 10-K
period 2019-06-30
MICROSOFT CORP
filed 2019-08-01
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number 001-37845

MICROSOFT CORPORATION

WASHINGTON	91-1144442
(STATE OF INCORPORATION)	(I.R.S. ID)

ONE MICROSOFT WAY, REDMOND, WASHINGTON 98052-6399

(425) 882-8080

www.microsoft.com/investor

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered

COMMON STOCK, $0.00000625 par value per share	MSFT	NASDAQ
2.125% Notes due 2021	MSFT	New York Stock Exchange
3.125% Notes due 2028	MSFT	New York Stock Exchange
2.625% Notes due 2033	MSFT	New York Stock Exchange

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

As of December 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $769.6 billion based on the closing sale price as reported on the NASDAQ National Market System. As of July 29, 2019, there were 7,635,409,400 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 4, 2019 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2019

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

We continue to transform our business to lead in the new era of the intelligent cloud and intelligent edge. We bring technology and products together into experiences and solutions that unlock value for our customers. In this next phase of innovation, computing is more powerful and ubiquitous from the cloud to the edge. Artificial intelligence (“AI”) capabilities are rapidly advancing, fueled by data and knowledge of the world. Physical and virtual worlds are coming together with the Internet of Things (“IoT”) and mixed reality to create richer experiences that understand the context surrounding people, the things they use, the places they go, and their activities and relationships. A person’s experience with technology spans a multitude of devices and has become increasingly more natural and multi-sensory with voice, ink, and gaze interactions.

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

PART I

Item 1

The Ambitions That Drive Us

To achieve our vision, our research and development efforts focus on three interconnected ambitions:

•	Reinvent productivity and business processes.
•	Build the intelligent cloud and intelligent edge platform.
•	Create more personal computing.

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

Our growth depends on securely delivering continuous innovation and advancing our leading productivity and collaboration tools and services, including Office, Microsoft Dynamics, and LinkedIn. Microsoft 365 brings together Office 365, Windows 10, and Enterprise Mobility + Security to help organizations empower their employees with AI-backed tools that unlock creativity, increase teamwork, and fuel innovation, all the while enabling compliance coverage and data protection. Microsoft Teams is core to our vision for the modern workplace as the digital hub that creates a single canvas for teamwork, conversations, meetings, and content. Microsoft Relationship Sales solution brings together LinkedIn Sales Navigator and Dynamics to transform business to business sales through social selling. Dynamics 365 for Talent with LinkedIn Recruiter and Learning gives human resource professionals a complete solution to compete for talent. Microsoft Power Platform empowers employees to build custom applications, automate workflow, and analyze data no matter their technical expertise.

These scenarios represent a move to unlock creativity and inspire teamwork, while simplifying security and management. Organizations of all sizes can now digitize business-critical functions, redefining what customers can expect from their business applications. This creates an opportunity for us to reach new customers and increase usage and engagement with existing customers.

Build the Intelligent Cloud and Intelligent Edge Platform

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

Our strategy requires continued investment in datacenters and other hybrid and edge infrastructure to support our services. Microsoft Azure is a trusted cloud with comprehensive compliance coverage and AI-based security built in.

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

As one of the two largest providers of cloud computing at scale, we believe we work from a position of strength. Being a global-scale cloud, Azure uniquely offers hybrid consistency, developer productivity, AI capabilities, and trusted security and compliance. We see more emerging use cases and needs for compute and security at the edge and are accelerating our innovation across the spectrum of intelligent edge devices, from IoT sensors to gateway devices and edge hardware to build, manage, and secure edge workloads. With Azure Stack, organizations can extend Azure into their own datacenters to create a consistent stack across the public cloud and the intelligent edge. Our hybrid infrastructure consistency spans identity, data, compute, management, and security, helping to support the real-world needs and evolving regulatory requirements of commercial customers and enterprises. We are accelerating our development of mixed reality solutions, with new Azure services and devices such as HoloLens 2. The opportunity to merge the physical and digital worlds, when combined with the power of Azure cloud services, unlocks the potential for entirely new workloads which we believe will shape the next era of computing.

PART I

Item 1

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

On October 25, 2018, we completed our acquisition of GitHub, Inc. (“GitHub”), a service that millions of developers around the world rely on to write code together. The acquisition is expected to empower developers to achieve more at every stage of the development lifecycle, accelerate enterprise use of GitHub, and bring Microsoft’s developer tools and services to new audiences.

Create More Personal Computing

We strive to make computing more personal by putting users at the core of the experience, enabling them to interact with technology in more intuitive, engaging, and dynamic ways. In support of this, we are bringing Office, Windows, and devices together for an enhanced and more cohesive customer experience.

Windows 10 continues to gain traction in the enterprise as the most secure and productive operating system. It empowers people with AI-first interfaces ranging from voice-activated commands through Cortana, inking, immersive 3D content storytelling, and mixed reality experiences. Windows also plays a critical role in fueling our cloud business and Microsoft 365 strategy, and it powers the growing range of devices on the “intelligent edge.” Our ambition for Windows 10 monetization opportunities includes gaming, services, subscriptions, and search advertising.

We are committed to designing and marketing first-party devices to help drive innovation, create new device categories, and stimulate demand in the Windows ecosystem. We recently expanded our Surface family of devices with the Surface Hub 2S, which brings together Microsoft Teams, Windows, and Surface hardware to power teamwork for organizations.

We are mobilizing to pursue our expansive opportunity in the gaming industry, broadening our approach to how we think about gaming end-to-end, from the way games are created and distributed to how they are played and viewed. We have a strong position with our Xbox One console, our large and growing highly engaged community of gamers on Xbox Live, and with Windows 10, the most popular operating system for PC gamers. We will continue to connect our gaming assets across PC, console, and mobile, and work to grow and engage the Xbox Live member network more deeply and frequently with services like Mixer and Xbox Game Pass. Our approach is to enable gamers to play the games they want, with the people they want, on the devices they want.

Our Future Opportunity

Customers are looking to us to accelerate their own digital transformations and to unlock new opportunity in this era of intelligent cloud and intelligent edge. We continue to develop complete, intelligent solutions for our customers that empower users to be creative and work together while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Transforming the workplace to deliver new modern, modular business applications to improve how people communicate, collaborate, learn, work, play, and interact with one another.
•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.
•	Applying AI to drive insights and act on our customer’s behalf by understanding and interpreting their needs using natural methods of communication.
•	Using Windows to fuel our cloud business and Microsoft 365 strategy, and to develop new categories of devices – both our own and third-party – on the intelligent edge.
•

Inventing new gaming experiences that bring people together around their shared love for games on any devices and pushing the boundaries of innovation with console and PC gaming by creating the next wave of entertainment.

PART I

Item 1

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

Additional information on our operating segments and geographic and product information is contained in Note 20 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office 365 subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises.

Office Commercial

Office Commercial is designed to increase personal, team, and organizational productivity through a range of products and services. Growth depends on our ability to reach new users in new markets such as first-line workers, small and medium businesses, and growth markets, as well as add value to our core product and service offerings to span productivity categories such as communication, collaboration, analytics, security, and compliance. Office Commercial revenue is mainly affected by a combination of continued installed base growth and average revenue per user expansion, as well as the continued shift from Office licensed on-premises to Office 365. CALs provide certain Office Commercial products and services with access rights to our server products and CAL revenue is reported with the associated Office products and services.

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

On November 16, 2018, LinkedIn acquired Glint, an employee engagement platform, to expand its Talent Solutions offerings.

Dynamics

Dynamics provides cloud-based and on-premises business solutions for financial management, enterprise resource planning (“ERP”), customer relationship management (“CRM”), supply chain management, and analytics applications for small and medium businesses, large organizations, and divisions of global enterprises. Dynamics revenue is driven by the number of users licensed, expansion of average revenue per user, and the continued shift to Dynamics 365, a unified set of cloud-based intelligent business applications.

Competition

Competitors to Office include software and global application vendors, such as Apple, Cisco Systems, Facebook, Google, IBM, Okta, Proofpoint, Slack, Symantec, Zoom, and numerous web-based and mobile application competitors as well as local application developers. Apple distributes versions of its pre-installed application software, such as email and calendar products, through its PCs, tablets, and phones. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Slack provides teamwork and collaboration software. Zoom offers videoconferencing and cloud phone solutions. Skype for Business and Skype also compete with a variety of instant messaging, voice, and video communication providers, ranging from start-ups to established enterprises. Okta, Proofpoint, and Symantec provide security solutions across email security, information protection, identity, and governance. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products and services. We compete by providing powerful, flexible, secure, integrated industry-specific, and easy-to-use productivity and collaboration tools and services that create comprehensive solutions and work well with technologies our customers already have both on-premises or in the cloud.

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

Dynamics competes with vendors such as Infor, NetSuite, Oracle, Salesforce.com, SAP, and The Sage Group to provide cloud-based and on-premise business solutions for small, medium, and large organizations.

PART I

Item 1

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including SQL Server, Windows Server, Visual Studio, System Center, and related CALs, GitHub, and Azure.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

Server Products and Cloud Services

Our server products are designed to make IT professionals, developers, and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, business intelligence, storage, management and operations, virtualization, service-oriented architecture platform, security, and identity software. We also license standalone and software development lifecycle tools for software architects, developers, testers, and project managers. GitHub provides a collaboration platform and code hosting service for developers. Server products revenue is mainly affected by purchases through volume licensing programs, licenses sold to original equipment manufacturers (“OEM”), and retail packaged products. CALs provide access rights to certain server products, including SQL Server and Windows Server, and revenue is reported along with the associated server product.

Azure is a comprehensive set of cloud services that offer developers, IT professionals, and enterprises freedom to build, deploy, and manage applications on any platform or device. Customers can use Azure through our global network of datacenters for computing, networking, storage, mobile and web application services, AI, IoT, cognitive services, and machine learning. Azure enables customers to devote more resources to development and use of applications that benefit their organizations, rather than managing on-premises hardware and software. Azure revenue is mainly affected by infrastructure-as-a-service and platform-as-a-service consumption-based services, and per user-based services such as Enterprise Mobility + Security.

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

PART I

Item 1

We believe our server products provide customers with advantages in performance, total costs of ownership, and productivity by delivering superior applications, development tools, compatibility with a broad base of hardware and software applications, security, and manageability.

Azure faces diverse competition from companies such as Amazon, Google, IBM, Oracle, Salesforce.com, VMware, and open source offerings. Our Enterprise Mobility + Security offerings also compete with products from a range of competitors including identity vendors, security solution vendors, and numerous other security point solution vendors. Azure’s competitive advantage includes enabling a hybrid cloud, allowing deployment of existing datacenters with our public cloud into a single, cohesive infrastructure, and the ability to run at a scale that meets the needs of businesses of all sizes and complexities. We believe our cloud’s global scale, coupled with our broad portfolio of identity and security solutions, allows us to effectively solve complex cybersecurity challenges for our customers and differentiates us from the competition.

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
•

Gaming, including Xbox hardware and Xbox software and services, comprising Xbox Live transactions, subscriptions, cloud services, and advertising (“Xbox Live”), video games, and third-party video game royalties.

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

•	Constraints in the supply chain of device components.
•	Piracy.

Windows Commercial revenue, which includes volume licensing of the Windows operating system and Windows cloud services such as Microsoft Defender Advanced Threat Protection, is affected mainly by the demand from commercial customers for volume licensing and Software Assurance (“SA”), as well as advanced security offerings. Windows Commercial revenue often reflects the number of information workers in a licensed enterprise and is relatively independent of the number of PCs sold in a given year.

PART I

Item 1

Patent licensing includes our programs to license patents we own for use across a broad array of technology areas, including mobile devices and cloud offerings.

Windows IoT extends the power of Windows and the cloud to intelligent systems by delivering specialized operating systems, tools, and services for use in embedded devices.

MSN advertising includes both native and display ads.

Devices

We design, manufacture, and sell devices, including Surface, PC accessories, and other intelligent devices. Our devices are designed to enable people and organizations to connect to the people and content that matter most using Windows and integrated Microsoft products and services. Surface is designed to help organizations, students, and consumers be more productive.

Gaming

Our gaming platform is designed to provide a unique variety of entertainment using our devices, peripherals, applications, online services, and content. We released Xbox One S and Xbox One X in August 2016 and November 2017, respectively. With the launch of the Mixer service in May 2017, offering interactive live streaming, and Xbox Game Pass in June 2017, providing unlimited access to over 100 Xbox titles, we continue to open new opportunities for customers to engage both on- and off-console. With our acquisition of PlayFab in January 2018, we enable worldwide game developers to utilize game services, LiveOps, and analytics for player acquisition, engagement, and retention. We have also made these services available for developers outside of the gaming industry.

Xbox Live enables people to connect and share online gaming experiences and is accessible on Xbox consoles, Windows-enabled devices, and other devices. Xbox Live is designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. Xbox Live revenue is mainly affected by subscriptions and sales of Xbox Live enabled content, as well as advertising. We also continue to design and sell gaming content to showcase our unique platform capabilities for Xbox consoles, Windows-enabled devices, and other devices. Growth of our Gaming business is determined by the overall active user base through Xbox Live enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences via online services including game streaming, downloadable content, and peripherals.

Search

Our Search business, including Bing and Microsoft Advertising, is designed to deliver relevant online advertising to a global audience. We have several partnerships with other companies, including Verizon Media Group, through which we provide and monetize search queries. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content and advertiser offerings.

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

PART I

Item 1

Our gaming platform competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to ten years. Nintendo released its latest generation console in March 2017 and Sony released its latest generation console in November 2013. We also compete with other providers of entertainment services through online marketplaces. We believe our gaming platform is effectively positioned against competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings. Our video games competitors include Electronic Arts and Activision Blizzard. Xbox Live and our cloud gaming services face competition from various online marketplaces, including those operated by Amazon, Apple, and Google.

Our search business competes with Google and a wide array of websites, social platforms like Facebook, and portals that provide content and online offerings to end users.

OPERATIONS

We have operations centers that support operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, India, Greater China, and Asia-Pacific region; and the centers in Fargo, North Dakota, Fort Lauderdale, Florida, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America. In addition to the operations centers, we also operate datacenters throughout the Americas, Europe, Australia, and Asia, as well as in the Middle East and Africa.

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

•

Cloud and AI, focuses on making IT professionals, developers, and their systems more productive and efficient through development of cloud infrastructure, server, database, CRM, ERP, management and development tools, AI cognitive services, and other business process applications and services for enterprises.

•	Experiences and Devices, focuses on instilling a unifying product ethos across our end-user experiences and devices, including Office, Windows, Enterprise Mobility and Management, and Surface.
•	AI and Research, focuses on our AI innovations and other forward-looking research and development efforts spanning infrastructure, services, applications, and search.
•	LinkedIn, focuses on our services that transform the way customers hire, market, sell, and learn.
•	Gaming, focuses on connecting gaming assets across the range of devices to grow and engage the Xbox Live member network through game experiences, streaming content, and social interaction.

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

PART I

Item 1

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 61,000 U.S. and international patents issued and over 26,000 pending. While we employ much of our internally-developed intellectual property exclusively in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations.

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

While our main research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, Czech Republic, India, Ireland, Israel, and the United Kingdom. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world. We generally fund research at the corporate level to ensure that we are looking beyond immediate product considerations to opportunities further in the future. We also fund research and development activities at the operating segment level. Much of our segment level research and development is coordinated with other segments and leveraged across the Company.

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

PART I

Item 1

There are two broad categories of OEMs. The largest category of OEMs are direct OEMs as our relationship with them is managed through a direct agreement between Microsoft and the OEM. We have distribution agreements covering one or more of our products with virtually all the multinational OEMs, including Acer, ASUS, Dell, Fujitsu, Hewlett-Packard, Lenovo, Samsung, Sharp, Toshiba, and with many regional and local OEMs. The second broad category of OEMs are system builders consisting of lower-volume PC manufacturers, which source Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft.

Direct

Many organizations that license our products and services transact directly with us through Enterprise Agreements and Enterprise Services contracts, with sales support from system integrators, independent software vendors, web agencies, and partners that advise organizations on licensing our products and services (“Enterprise Agreement Software Advisors” or “ESA”). Microsoft offers direct sales programs targeted to reach small, medium, and corporate customers, in addition to those offered through the reseller channel. A large network of partner advisors support many of these sales.

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

PART I

Item 1

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

PART I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 31, 2019 were as follows:

Name	Age	Position with the Company

Satya Nadella	51	Chief Executive Officer
Christopher C. Capossela	49	Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer
Jean-Philippe Courtois	58	Executive Vice President and President, Microsoft Global Sales, Marketing and Operations
Kathleen T. Hogan	53	Executive Vice President, Human Resources
Amy E. Hood	47	Executive Vice President, Chief Financial Officer
Margaret L. Johnson	57	Executive Vice President, Business Development
Bradford L. Smith	60	President and Chief Legal Officer

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

Mr. Courtois was appointed Executive Vice President and President, Microsoft Global Sales, Marketing and Operations in July 2016. Before that he was President of Microsoft International since 2005. He was Chief Executive Officer, Microsoft Europe, Middle East, and Africa from 2003 to 2005. He was Senior Vice President and President, Microsoft Europe, Middle East, and Africa from 2000 to 2003. He was Corporate Vice President, Worldwide Customer Marketing from 1998 to 2000. Mr. Courtois joined Microsoft in 1984.

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

PART I

Item 1

EMPLOYEES

As of June 30, 2019, we employed approximately 144,000 people on a full-time basis, 85,000 in the U.S. and 59,000 internationally. Of the total employed people, 47,000 were in operations, including manufacturing, distribution, product support, and consulting services; 47,000 were in product research and development; 38,000 were in sales and marketing; and 12,000 were in general and administration. Certain of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

Our Internet address is www.microsoft.com. At our Investor Relations website, www.microsoft.com/investor, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including:

•

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”) at www.sec.gov.

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

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has succeeded with some consumer products such as personal computers, tablets, phones, gaming consoles, wearables, and other endpoint devices. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform, including applications and content sold through their integrated marketplaces. They may also be able to claim security and performance benefits from their vertically integrated offer. We also offer some vertically-integrated hardware and software products and services. To the extent we shift a portion of our business to a vertically integrated model we increase our cost of revenue and reduce our operating margins.

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

•

Competing platforms have content and application marketplaces with scale and significant installed bases. The variety and utility of content and applications available on a platform are important to device purchasing decisions. Users may incur costs to move data and buy new content and applications when switching platforms. To compete, we must successfully enlist developers to write applications for our platform and ensure that these applications have high quality, security, customer appeal, and value. Efforts to compete with competitors’ content and application marketplaces may increase our cost of revenue and lower our operating margins.

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

•

Some companies compete with us by modifying and then distributing open source software at little or no cost to end-users, and earning revenue on advertising or integrated products and services. These firms do not bear the full costs of research and development for the open source software. Some open source software mimics the features and functionality of our products.

The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives. This may lead to lower revenue, gross margins, and operating income.

Our increasing focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence (“AI”). At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge worldview is connected with the growth of the Internet of Things (“IoT”). Our success in the IoT will depend on the level of adoption of our offerings such as Microsoft Azure, Azure Stack, Azure IoT Edge, and Azure Sphere. We may not establish market share sufficient to achieve scale necessary to achieve our business objectives.

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

PART I

Item 1A

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Office, Bing, Microsoft SQL Server, Windows Server, Azure, Office 365, Xbox Live, Mixer, LinkedIn, and other products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Microsoft Edge and Bing, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny and perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, which could negatively impact product and feature adoption, product design, and product quality.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. In December 2016, we completed our acquisition of LinkedIn Corporation (“LinkedIn”) for $27.0 billion, and in October 2018, we completed our acquisition of GitHub, Inc. for $7.5 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

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

PART I

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

To defend against security threats to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide security tools such as firewalls and anti-virus software and information about the need to deploy security measures and the impact of doing so.

PART I

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

As illustrated by the Spectre and Meltdown threats, our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position.

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may cause higher operating expenses or hinder growth of our products and services.

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

Abuse of our platforms may harm our reputation or user engagement.

Advertising, professional, and social platform abuses

For LinkedIn, Microsoft Advertising, MSN, Xbox Live, and other products and services that provide content or host ads that come from or can be influenced by third parties, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate. This activity may come from users impersonating other people or organizations, use of our products or services to spread terrorist or violent extremist content or to disseminate information that may be viewed as misleading or intended to manipulate the opinions of our users, or the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business and consolidated financial statements.

PART I

Item 1A

Harmful content online

Our hosted consumer services as well as our enterprise services may be used by third parties to disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale and the limitations of existing technologies, and when discovered by users, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives to make platforms responsible for preventing or eliminating harmful content online are gaining momentum and we expect this to continue. We may be subject to enhanced regulatory oversight, substantial liability, or reputational damage if we fail to comply with content moderation regulations, adversely affecting our business and consolidated financial statements.

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

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Office 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox Live, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

PART I

Item 1A

Our software products and services also may experience quality or reliability problems. The highly sophisticated software we develop may contain bugs and other defects that interfere with their intended operation. Our customers increasingly rely on us for critical functions, potentially magnifying the impact of quality or reliability issues. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

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

PART I

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

Government litigation and regulatory activity relating to competition rules may limit how we design and market our products. As a leading global software and device maker, government agencies closely scrutinize us under U.S. and foreign competition laws. Governments are actively enforcing competition laws and regulations, and this includes scrutiny in potentially large markets such as the European Union (“EU”), the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. federal and state antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

Our portfolio of first-party devices continues to grow; at the same time our OEM partners offer a large variety of devices for our platforms. As a result, increasingly we both cooperate and compete with our OEM partners, creating a risk that we fail to do so in compliance with competition rules. Regulatory scrutiny in this area may increase. Certain foreign governments, particularly in China and other countries in Asia, have advanced arguments under their competition laws that exert downward pressure on royalties for our intellectual property.

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

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them. On July 22, 2019, our Hungarian subsidiary entered into a non-prosecution agreement (“NPA”) with the U.S. Department of Justice (“DOJ”) and we agreed to the terms of a cease and desist order with the Securities and Exchange Commission. These agreements required us to pay $25.3 million in monetary penalties, disgorgement, and interest pertaining to activities at Microsoft’s subsidiary in Hungary. The NPA, which has a three-year term, also contains certain ongoing compliance requirements, including the obligations to disclose to the DOJ issues that may implicate the FCPA and to cooperate in any inquiries. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies, sanctions, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on restricted entities or countries such as Iran, North Korea, Cuba, Sudan, and Syria.

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, some regulators are taking the position that our offerings such as Skype are covered by existing laws regulating telecommunications services, and some new laws are defining more of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, and law enforcement surveillance obligations. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI and content moderation, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders to make technology more accessible. If our products do not meet customer expectations or emerging global accessibility requirements, we could lose sales opportunities or face regulatory actions

PART I

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. The Privacy Shield and other potential rules on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. In May 2018, a new EU law governing data practices and privacy, the General Data Protection Regulation (“GDPR”), became effective. The law, which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of new compliance obligations regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if the changes we implement to comply with the GDPR make our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In the U.S., California has adopted and several states are considering adopting laws and regulations imposing obligations regarding the handling of personal data.

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

We may have additional tax liabilities. We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) may require the collection of information not regularly produced within the Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our consolidated financial statements.

We regularly are under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken.  In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to transfer pricing. The final resolution of those audits, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

PART I

Item 1A

We earn a significant amount of our operating income outside the U.S. A change in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country may result in higher effective tax rates for the Company. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including in the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely impact our consolidated financial statements.

If our reputation or our brands are damaged, our business and operating results may be harmed. Our reputation and brands are globally recognized and are important to our business. Our reputation and brands affect our ability to attract and retain consumer, business, and public-sector customers. There are numerous ways our reputation or brands could be damaged. These include product safety or quality issues, or our environmental impact and sustainability, supply chain practices, or human rights record. We may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our product offering decisions or public policy positions. Damage to our reputation or our brands may occur from, among other things:

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

Our global business exposes us to operational and economic risks. Our customers are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational and economic risks. Our results of operations may be affected by global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political and military disputes. In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist trends in specific countries may significantly alter the trade environment. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

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

PART I

Item 1A

We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global financial markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely affected and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our consolidated financial statements.

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems or operations because of a major earthquake, weather event, cyberattack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our consolidated financial statements.

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

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2019 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redmond, Washington. We have approximately 15 million square feet of space located in King County, Washington that is used for engineering, sales, marketing, and operations, among other general and administrative purposes. These facilities include approximately 10 million square feet of owned space situated on approximately 520 acres of land we own at our corporate headquarters, and approximately five million square feet of space we lease. In addition, we own and lease space domestically that includes office, datacenter, and retail space.

We also own and lease facilities internationally. The largest owned properties include: our research and development centers in China and India; our datacenters in Ireland, the Netherlands, and Singapore; and our operations and facilities in Ireland and the United Kingdom. The largest leased properties include space in the following locations: Australia, Canada, China, Germany, India, Japan, and the United Kingdom.

In addition to the above locations, we have various product development facilities, both domestically and internationally, as described under Research and Development (Part I, Item 1 of this Form 10-K).

The table below shows a summary of the square footage of our office, datacenter, retail, and other facilities owned and leased domestically and internationally as of June 30, 2019:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	18	14	32
International	6	14	20

Total	24	28	52

ITEM 3. LEGAL PROCEEDINGS

While not material to the Company, the Company makes the following annual report of the general activities of the Company’s Antitrust Compliance Office as required by the Final Order and Judgment in Barovic v. Ballmer et al, United States District Court for the Western District of Washington (“Final Order”). For more information see http://aka.ms/MSLegalNotice2015. These annual reports will continue through 2020. During fiscal year 2019, the Antitrust Compliance Office (a) monitored the Company’s compliance with the European Commission Decision of March 24, 2004, (“2004 Decision”) and with the Company’s Public Undertaking to the European Commission dated December 16, 2009 (“2009 Undertaking”); (b) monitored, in the manner required by the Final Order, employee, customer, competitor, regulator, or other third-party complaints regarding compliance with the 2004 Decision, the 2009 Undertaking, or other EU or U.S. laws or regulations governing tying, bundling, and exclusive dealing contracts; and, (c) monitored, in the manner required by the Final Order, the training of the Company’s employees regarding the Company’s antitrust compliance polices. In addition, the Antitrust Compliance Officer reports to the Regulatory and Public Policy Committee of the Board at each of its regularly scheduled meetings and to the full Board annually.

Refer to Note 16 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 29, 2019, there were 94,069 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

	(In millions)

April 1, 2019 – April 30, 2019	8,547,612	$122.85	8,547,612	$14,551
May 1, 2019 – May 31, 2019	14,029,339	126.32	14,029,339	12,778
June 1, 2019 – June 30, 2019	10,469,682	131.59	10,469,682	11,401

	33,046,633		33,046,633

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 12, 2019	August 15, 2019	September 12, 2019	$0.46	$3,516

We returned $7.7 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2019.  Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)

Year Ended June 30,	2019	(a)	2018		2017	(d)(e)	2016	(d)	2015

Revenue	$125,843		$110,360		$96,571		$91,154		$93,580
Gross margin	82,933		72,007		62,310		58,374		60,542
Operating income	42,959		35,058		29,025	(f)	26,078	(g)	18,161	(h)
Net income	39,240	(b)	16,571	(c)	25,489	(f)	20,539	(g)	12,193	(h)
Diluted earnings per share	5.06	(b)	2.13	(c)	3.25	(f)	2.56	(g)	1.48	(h)
Cash dividends declared per share	1.84		1.68		1.56		1.44		1.24
Cash, cash equivalents, and short-term investments	133,819		133,768		132,981		113,240		96,526
Total assets	286,556		258,848		250,312		202,897		174,303
Long-term obligations	114,806		117,642		106,856		66,705		44,574
Stockholders’ equity	102,330		82,718		87,711		83,090		80,083

(a)	GitHub has been included in our consolidated results of operations starting on the October 25, 2018 acquisition date.
(b)

Includes a $2.6 billion net income tax benefit related to intangible property transfers and a $157 million net charge related to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which together increased net income and diluted earnings per share (“EPS”) by $2.4 billion and $0.31, respectively. Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

(c)

Includes a $13.7 billion net charge related to the enactment of the TCJA, which decreased net income and diluted EPS by $13.7 billion and $1.75, respectively. Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

(d)	Reflects the impact of the adoption of new accounting standards in fiscal year 2018 related to revenue recognition and leases.
(e)	LinkedIn has been included in our consolidated results of operations starting on the December 8, 2016 acquisition date.
(f)

Includes $306 million of employee severance expenses primarily related to our sales and marketing restructuring plan, which decreased operating income, net income, and diluted EPS by $306 million, $243 million, and $0.04, respectively.

(g)

Includes $630 million of asset impairment charges related to our Phone business and $480 million of restructuring charges associated with our Phone business restructuring plans, which together decreased operating income, net income, and diluted EPS by $1.1 billion, $895 million, and $0.11, respectively.

(h)

Includes $7.5 billion of goodwill and asset impairment charges related to our Phone business and $2.5 billion of integration and restructuring expenses, primarily associated with our Phone business restructuring plans, which together decreased operating income, net income, and diluted EPS by $10.0 billion, $9.5 billion, and $1.15, respectively.

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

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

We generate revenue by offering a wide range of cloud-based and other services to people and businesses; licensing and supporting an array of software products; designing, manufacturing, and selling devices; and delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; datacenter costs in support of our cloud-based services; and income taxes.

Highlights from fiscal year 2019 compared with fiscal year 2018 included:

•

Commercial cloud revenue, which includes Microsoft Office 365 Commercial, Microsoft Azure, the commercial portion of LinkedIn, Microsoft Dynamics 365, and other commercial cloud properties, increased 43% to $38.1 billion.

•	Office Commercial revenue increased 13%, driven by Office 365 Commercial growth of 33%.
•	Office Consumer revenue increased 7%, and Office 365 Consumer subscribers increased to 34.8 million.
•	LinkedIn revenue increased 28%, with record levels of engagement highlighted by LinkedIn sessions growth of 27%.
•	Dynamics revenue increased 15%, driven by Dynamics 365 growth of 47%.
•	Server products and cloud services revenue, including GitHub, increased 25%, driven by Azure growth of 72%.
•	Enterprise Services revenue increased 5%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 4%.
•	Windows Commercial revenue increased 14%.
•	Microsoft Surface revenue increased 23%.
•	Gaming revenue increased 10%, driven by Xbox software and services growth of 19%.
•	Search advertising revenue, excluding traffic acquisition costs, increased 13%.

We have recast certain prior period commercial cloud metrics to include the commercial portion of LinkedIn to provide a comparable view of our commercial cloud business performance. The commercial portion of LinkedIn includes LinkedIn Recruiter, Sales Navigator, premium business subscriptions, and other services for organizations.

On October 25, 2018, we acquired GitHub, Inc. (“GitHub”) in a $7.5 billion stock transaction (inclusive of total cash payments of $1.3 billion in respect of vested GitHub equity awards and an indemnity escrow). The financial results of GitHub have been included in our consolidated financial statements since the date of the acquisition. GitHub is reported as part of our Intelligent Cloud segment. Refer to Note 8 – Business Combinations of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

PART II

Item 7

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business. We recorded a provisional net charge related to the enactment of the TCJA of $13.7 billion in fiscal year 2018, and adjusted our provisional net charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019. In the fourth quarter of fiscal year 2019, in response to the TCJA and recently issued regulations, we transferred certain intangible properties held by our foreign subsidiaries to the U.S. and Ireland, which resulted in a $2.6 billion net income tax benefit. Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of foreign currencies relative to the U.S. dollar throughout fiscal year 2018 positively impacted reported revenue and increased reported expenses from our international operations. Strengthening of the U.S. dollar relative to certain foreign currencies did not significantly impact reported revenue or expenses from our international operations in the first and second quarters of fiscal year 2019, and reduced reported revenue and expenses from our international operations in the third and fourth quarters of fiscal year 2019.

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

Additional information on our reportable segments is contained in Note 20 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

PART II

Item 7

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2019	2018	2017	Percentage Change 2019 Versus 2018	Percentage Change 2018 Versus 2017

Revenue	$125,843	$110,360	$96,571	14%	14%
Gross margin	82,933	72,007	62,310	15%	16%
Operating income	42,959	35,058	29,025	23%	21%
Net income	39,240	16,571	25,489	137%	(35)%
Diluted earnings per share	5.06	2.13	3.25	138%	(34)%

Non-GAAP operating income	42,959	35,058	29,331	23%	20%
Non-GAAP net income	36,830	30,267	25,732	22%	18%
Non-GAAP diluted earnings per share	4.75	3.88	3.29	22%	18%

Non-GAAP operating income, net income, and diluted earnings per share (“EPS”) exclude the net tax impact of transfer of intangible properties, the net tax impact of the TCJA, and restructuring expenses. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Fiscal Year 2019 Compared with Fiscal Year 2018

Revenue increased $15.5 billion or 14%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Surface, Gaming, and Windows.

Gross margin increased $10.9 billion or 15%, driven by growth across each of our segments. Gross margin percentage increased slightly, due to gross margin percentage improvement across each of our segments and favorable segment sales mix. Gross margin included a 5 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $7.9 billion or 23%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $4.6 billion or 12%, driven by growth in commercial cloud, Surface, and Gaming.
•	Research and development expenses increased $2.2 billion or 15%, driven by investments in cloud and artificial intelligence (“AI”) engineering, Gaming, LinkedIn, and GitHub.
•

Sales and marketing expenses increased $744 million or 4%, driven by investments in commercial sales capacity, LinkedIn, and GitHub, offset in part by a decrease in marketing. Sales and marketing expenses included a favorable foreign currency impact of 2%.

Current year net income included a $2.6 billion net income tax benefit related to intangible property transfers and a $157 million net charge related to the enactment of the TCJA, which together resulted in an increase to net income and diluted EPS of $2.4 billion and $0.31, respectively. Prior year net income and diluted EPS were negatively impacted by the net charge related to the enactment of the TCJA, which resulted in a decrease to net income and diluted EPS of $13.7 billion and $1.75, respectively.

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

PART II

Item 7

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

Fiscal year 2018 net income and diluted EPS were negatively impacted by the net charge related to the enactment of the TCJA, which resulted in a decrease to net income and diluted earnings per share of $13.7 billion and $1.75, respectively. Fiscal year 2017 operating income, net income, and diluted EPS were negatively impacted by restructuring expenses, which resulted in a decrease to operating income, net income, and diluted EPS of $306 million, $243 million, and $0.04, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2019	2018	2017	Percentage Change 2019 Versus 2018	Percentage Change 2018 Versus 2017

Revenue

Productivity and Business Processes	$41,160	$35,865	$29,870	15%	20%
Intelligent Cloud	38,985	32,219	27,407	21%	18%
More Personal Computing	45,698	42,276	39,294	8%	8%

Total	$125,843	$110,360	$96,571	14%	14%

Operating Income (Loss)

Productivity and Business Processes	$16,219	$12,924	$11,389	25%	13%
Intelligent Cloud	13,920	11,524	9,127	21%	26%
More Personal Computing	12,820	10,610	8,815	21%	20%
Corporate and Other	0	0	(306)	*	*

Total	$42,959	$35,058	$29,025	23%	21%

*	Not meaningful.

Reportable Segments

Fiscal Year 2019 Compared with Fiscal Year 2018

Productivity and Business Processes

Revenue increased $5.3 billion or 15%.

•

Office Commercial revenue increased $3.2 billion or 13%, driven by Office 365 Commercial, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to cloud offerings. Office 365 Commercial grew 33%, due to growth in seats and higher average revenue per user.

PART II

Item 7

•	Office Consumer revenue increased $286 million or 7%, driven by Office 365 Consumer, due to recurring subscription revenue and transactional strength in Japan.
•	LinkedIn revenue increased $1.5 billion or 28%, driven by growth across each line of business.
•	Dynamics revenue increased 15%, driven by Dynamics 365 growth.

Operating income increased $3.3 billion or 25%, including an unfavorable foreign currency impact of 2%.

•

Gross margin increased $4.1 billion or 15%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage increased slightly, due to gross margin percentage improvement in LinkedIn and Office 365 Commercial, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $806 million or 6%, driven by investments in LinkedIn and cloud engineering, offset in part by a decrease in marketing.

Intelligent Cloud

Revenue increased $6.8 billion or 21%.

•

Server products and cloud services revenue, including GitHub, increased $6.5 billion or 25%, driven by Azure. Azure revenue growth was 72%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products revenue increased 6%, due to continued demand for premium versions and hybrid solutions, GitHub, and demand ahead of end-of-support for SQL Server 2008 and Windows Server 2008.

•	Enterprise Services revenue increased $278 million or 5%, driven by growth in Premier Support Services and Microsoft Consulting Services.

Operating income increased $2.4 billion or 21%.

•

Gross margin increased $4.8 billion or 22%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased slightly, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $2.4 billion or 22%, driven by investments in cloud and AI engineering, GitHub, and commercial sales capacity.

More Personal Computing

Revenue increased $3.4 billion or 8%.

•

Windows revenue increased $877 million or 4%, driven by growth in Windows Commercial and Windows OEM, offset in part by a decline in patent licensing. Windows Commercial revenue increased 14%, driven by an increased mix of multi-year agreements that carry higher in-quarter revenue recognition. Windows OEM revenue increased 4%. Windows OEM Pro revenue grew 10%, ahead of the commercial PC market, driven by healthy Windows 10 demand. Windows OEM non-Pro revenue declined 7%, below the consumer PC market, driven by continued pressure in the entry level category.

•	Surface revenue increased $1.1 billion or 23%, with strong growth across commercial and consumer.
•

Gaming revenue increased $1.0 billion or 10%, driven by Xbox software and services growth of 19%, primarily due to third-party title strength and subscriptions growth, offset in part by a decline in Xbox hardware of 13% primarily due to a decrease in volume of consoles sold.

•	Search advertising revenue increased $616 million or 9%. Search advertising revenue, excluding traffic acquisition costs, increased 13%, driven by higher revenue per search.

Operating income increased $2.2 billion or 21%, including an unfavorable foreign currency impact of 2%.

•

Gross margin increased $2.0 billion or 9%, driven by growth in Windows, Gaming, and Search. Gross margin percentage increased slightly, due to a sales mix shift to higher gross margin businesses in Windows and Gaming.

•	Operating expenses decreased $172 million or 1%.

PART II

Item 7

Fiscal Year 2018 Compared with Fiscal Year 2017

Productivity and Business Processes

Revenue increased $6.0 billion or 20%.

•

LinkedIn revenue increased $3.0 billion to $5.3 billion. Fiscal year 2018 included a full period of results, whereas fiscal year 2017 only included results from the date of acquisition on December 8, 2016. LinkedIn revenue primarily consisted of revenue from Talent Solutions.

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

Intelligent Cloud

Revenue increased $4.8 billion or 18%.

•

Server products and cloud services revenue increased $4.5 billion or 21%, driven by Azure and server products licensed on-premises revenue growth. Azure revenue grew 91%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based and per user-based services. Server products licensed on-premises revenue increased 5%, mainly due to a higher mix of premium licenses for Windows Server and Microsoft SQL Server.

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

PART II

Item 7

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

•	Operating expenses increased $391 million or 3%, driven by investments in Search, AI, and Gaming engineering and commercial sales capacity, offset in part by a decrease in Windows marketing expenses.

Corporate and Other

Corporate and Other includes corporate-level activity not specifically allocated to a segment, including restructuring expenses.

Fiscal Year 2019 Compared with Fiscal Year 2018

We did not incur Corporate and Other activity in fiscal years 2019 or 2018.

Fiscal Year 2018 Compared with Fiscal Year 2017

Corporate and Other operating loss decreased $306 million, due to a reduction in restructuring expenses, driven by employee severance expenses primarily related to our sales and marketing restructuring plan in fiscal year 2017.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2019	2018	2017	Percentage Change 2019 Versus 2018	Percentage Change 2018 Versus 2017

Research and development	$16,876	$14,726	$13,037	15%	13%
As a percent of revenue	13%	13%	13%	0ppt	0ppt

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

Fiscal Year 2019 Compared with Fiscal Year 2018

Research and development expenses increased $2.2 billion or 15%, driven by investments in cloud and AI engineering, Gaming, LinkedIn, and GitHub.

Fiscal Year 2018 Compared with Fiscal Year 2017

Research and development expenses increased $1.7 billion or 13%, primarily due to investments in cloud engineering and LinkedIn expenses. LinkedIn expenses increased $762 million to $1.5 billion.

PART II

Item 7

Sales and Marketing

(In millions, except percentages)	2019	2018	2017	Percentage Change 2019 Versus 2018	Percentage Change 2018 Versus 2017

Sales and marketing	$18,213	$17,469	$15,461	4%	13%
As a percent of revenue	14%	16%	16%	(2)ppt	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal Year 2019 Compared with Fiscal Year 2018

Sales and marketing expenses increased $744 million or 4%, driven by investments in commercial sales capacity, LinkedIn, and GitHub, offset in part by a decrease in marketing. Expenses included a favorable foreign currency impact of 2%.

Fiscal Year 2018 Compared with Fiscal Year 2017

Sales and marketing expenses increased $2.0 billion or 13%, primarily due to LinkedIn expenses and investments in commercial sales capacity, offset in part by a decrease in Windows marketing expenses. LinkedIn expenses increased $1.2 billion to $2.5 billion, including $617 million of amortization of acquired intangible assets.

General and Administrative

(In millions, except percentages)	2019	2018	2017	Percentage Change 2019 Versus 2018	Percentage Change 2018 Versus 2017

General and administrative	$4,885	$4,754	$4,481	3%	6%
As a percent of revenue	4%	4%	5%	0ppt	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal Year 2019 Compared with Fiscal Year 2018

General and administrative expenses increased $131 million or 3%.

Fiscal Year 2018 Compared with Fiscal Year 2017

General and administrative expenses increased $273 million or 6%, primarily due to LinkedIn expenses. LinkedIn expenses increased $234 million to $528 million.

RESTRUCTURING EXPENSES

Restructuring expenses include employee severance expenses and other costs associated with the consolidation of facilities and manufacturing operations related to restructuring activities.

Fiscal Year 2019 Compared with Fiscal Year 2018

We did not incur restructuring expenses in fiscal years 2019 or 2018.

Fiscal Year 2018 Compared with Fiscal Year 2017

During fiscal year 2017, we recorded $306 million of employee severance expenses, primarily related to our sales and marketing restructuring plan.

PART II

Item 7

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Interest and dividends income	$2,762	$2,214	$1,387
Interest expense	(2,686)	(2,733)	(2,222)
Net recognized gains on investments	648	2,399	2,583
Net gains (losses) on derivatives	144	(187)	(510)
Net losses on foreign currency remeasurements	(82)	(218)	(111)
Other, net	(57)	(59)	(251)

Total	$729	$1,416	$876

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Fiscal Year 2019 Compared with Fiscal Year 2018

Interest and dividends income increased primarily due to higher yields on fixed-income securities. Interest expense decreased primarily driven by a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized gains on investments decreased primarily due to lower gains on sales of equity investments. Net gains on derivatives includes gains on foreign exchange and interest rate derivatives in the current period as compared to losses in the prior period.

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

INCOME TAXES

Effective Tax Rate

Fiscal Year 2019 Compared with Fiscal Year 2018

Our effective tax rate for fiscal years 2019 and 2018 was 10% and 55%, respectively. The decrease in our effective tax rate for fiscal year 2019 compared to fiscal year 2018 was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018 and a $2.6 billion net income tax benefit in the fourth quarter of fiscal year 2019 related to intangible property transfers. Our effective tax rate was lower than the U.S. federal statutory rate, primarily due to the tax benefit related to intangible property transfers, and earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2019, our U.S. income before income taxes was $15.8 billion and our foreign income before income taxes was $27.9 billion. In fiscal year 2018, our U.S. income before income taxes was $11.5 billion and our foreign income before income taxes was $24.9 billion.

PART II

Item 7

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

Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. In fiscal year 2018, the TCJA required us to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. In addition, the TCJA subjected us to a tax on our global intangible low-taxed income (“GILTI”) effective July 1, 2018.

Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, under which we recorded the corresponding deferred tax assets and liabilities on our consolidated balance sheets.

During fiscal year 2018, we recorded a net charge of $13.7 billion related to the enactment of the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.9 billion, offset in part by the impact of changes in the tax rate of $4.2 billion, primarily on deferred tax assets and liabilities. During the second quarter of fiscal year 2019, we recorded additional tax expense of $157 million, which related to completing our provisional accounting for GILTI deferred taxes pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 118.

In the fourth quarter of fiscal year 2019, in response to the TCJA and recently issued regulations, we transferred certain intangible properties held by our foreign subsidiaries to the U.S. and Ireland. The transfers of intangible properties resulted in a $2.6 billion net income tax benefit recorded in the fourth quarter of fiscal year 2019, as the value of future tax deductions exceeded the current tax liability from foreign jurisdictions and U.S. GILTI tax.

Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

PART II

Item 7

Uncertain Tax Positions

We settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. We remain under audit for tax years 2004 to 2013. We expect the IRS to begin an examination of tax years 2014 to 2017 within the next 12 months.

As of June 30, 2019, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact on our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2018, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Non-GAAP operating income, net income, and diluted EPS are non-GAAP financial measures which exclude the net tax impact of transfer of intangible properties, the net tax impact of the TCJA, and restructuring expenses. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2019	2018	2017	Percentage Change 2019 Versus 2018	Percentage Change 2018 Versus 2017

Operating income	$42,959	$35,058	$29,025	23%	21%
Net tax impact of transfer of intangible properties	0	0	0	*	*
Net tax impact of the TCJA	0	0	0	*	*
Restructuring expenses	0	0	306	*	*

Non-GAAP operating income	$42,959	$35,058	$29,331	23%	20%

Net income	$39,240	$16,571	$25,489	137%	(35)%
Net tax impact of transfer of intangible properties	(2,567)	0	0	*	*
Net tax impact of the TCJA	157	13,696	0	*	*
Restructuring expenses	0	0	243	*	*

Non-GAAP net income	$36,830	$30,267	$25,732	22%	18%

Diluted earnings per share	$5.06	$2.13	$3.25	138%	(34)%
Net tax impact of transfer of intangible properties	(0.33)	0	0	*	*
Net tax impact of the TCJA	0.02	1.75	0	*	*
Restructuring expenses	0	0	0.04	*	*

Non-GAAP diluted earnings per share	$4.75	$3.88	$3.29	22%	18%

*	Not meaningful.

PART II

Item 7

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $133.8 billion as of both June 30, 2019 and 2018. Equity investments were $2.6 billion and $1.9 billion as of June 30, 2019 and 2018, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, common and preferred stock, and mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments, such as commercial paper, certificates of deposit, U.S. agency securities, foreign government bonds, mortgage- and asset-backed securities, corporate notes and bonds, and municipal securities. Level 3 investments are valued using internally-developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Fiscal Year 2019 Compared with Fiscal Year 2018

Cash from operations increased $8.3 billion to $52.2 billion for fiscal year 2019, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees and an increase in cash paid for income taxes. Cash used in financing increased $3.3 billion to $36.9 billion for fiscal year 2019, mainly due to an $8.8 billion increase in common stock repurchases and a $1.1 billion increase in dividends paid, offset in part by a $6.2 billion decrease in repayments of debt, net of proceeds from issuance of debt. Cash used in investing increased $9.7 billion to $15.8 billion for fiscal year 2019, mainly due to a $6.0 billion decrease in cash from net investment purchases, sales, and maturities, a $2.3 billion increase in additions to property and equipment, and a $1.5 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

PART II

Item 7

Fiscal Year 2018 Compared with Fiscal Year 2017

Cash from operations increased $4.4 billion to $43.9 billion for fiscal year 2018, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to employees, net cash paid for income taxes, cash paid for interest on debt, and cash paid to suppliers. Cash used in financing was $33.6 billion for fiscal year 2018, compared to cash from financing of $8.4 billion for fiscal year 2017. The change was mainly due to a $41.7 billion decrease in proceeds from issuance of debt, net of repayments of debt, offset in part by a $1.1 billion decrease in cash used for common stock repurchases. Cash used in investing decreased $40.7 billion to $6.1 billion for fiscal year 2018, mainly due to a $25.1 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $19.1 billion increase in cash from net investment purchases, sales, and maturities.

Debt

We issue debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Refer to Note 11 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Unearned Revenue

Unearned revenue comprises mainly unearned revenue related to volume licensing programs, which may include Software Assurance (“SA”) and cloud services. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

The following table outlines the expected future recognition of unearned revenue as of June 30, 2019:

(In millions)

Three Months Ending,

September 30, 2019	$12,353
December 31, 2019	9,807
March 31, 2020	6,887
June 30, 2020	3,629
Thereafter	4,530

Total	$37,206

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For fiscal years 2019, 2018, and 2017, we repurchased 150 million shares, 99 million shares, and 170 million shares of our common stock for $16.8 billion, $8.6 billion, and $10.3 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Dividends

Refer to Note 17 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2019:

(In millions)	2020	2021-2022	2023-2024	Thereafter	Total

Long-term debt: (a)
Principal payments	$5,518	$11,744	$8,000	$47,519	$72,781
Interest payments	2,299	4,309	3,818	29,383	39,809
Construction commitments (b)	3,443	515	0	0	3,958
Operating leases, including imputed interest (c)	1,790	3,144	2,413	3,645	10,992
Finance leases, including imputed interest (c)	797	2,008	2,165	9,872	14,842
Transition tax (d)	1,180	2,900	4,168	8,155	16,403
Purchase commitments (e)	17,478	1,185	159	339	19,161
Other long-term liabilities (f)	0	72	29	324	425

Total	$32,505	$25,877	$20,752	$99,237	$178,371

(a)	Refer to Note 11 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	Refer to Note 7 – Property and Equipment of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(c)	Refer to Note 15 – Leases of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(d)	Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(e)	Amounts represent purchase commitments, including open purchase orders and take-or-pay contracts that are not presented as construction commitments above.
(f)

We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $14.2 billion from the amounts presented as the timing of these obligations is uncertain. We have also excluded unearned revenue and non-cash items.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable interest free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of approximately $2.0 billion, which included $1.5 billion for fiscal year 2019. The first installment of the transition tax was paid in fiscal year 2019, and the remaining transition tax of $16.4 billion is payable over the next seven years with a final payment in fiscal year 2026. During the first quarter of fiscal year 2020, we expect to pay $1.2 billion related to the second installment of the transition tax, and $3.5 billion related to the transfer of intangible properties in the fourth quarter of fiscal year 2019.

PART II

Item 7

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

PART II

Item 7

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

Research and Development Costs

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products.

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

PART II

Item 7

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

The TCJA significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2019	Impact

Foreign currency - Revenue	10% decrease in foreign exchange rates	$(3,402)	Earnings
Foreign currency - Investments	10% decrease in foreign exchange rates	(120)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,909)	Fair Value
Credit	100 basis point increase in credit spreads	(224)	Fair Value
Equity	10% decrease in equity market prices	(244)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2019	2018	2017

Revenue:
Product	$66,069	$64,497	$63,811
Service and other	59,774	45,863	32,760

Total revenue	125,843	110,360	96,571

Cost of revenue:
Product	16,273	15,420	15,175
Service and other	26,637	22,933	19,086

Total cost of revenue	42,910	38,353	34,261

Gross margin	82,933	72,007	62,310
Research and development	16,876	14,726	13,037
Sales and marketing	18,213	17,469	15,461
General and administrative	4,885	4,754	4,481
Restructuring	0	0	306

Operating income	42,959	35,058	29,025
Other income, net	729	1,416	876

Income before income taxes	43,688	36,474	29,901
Provision for income taxes	4,448	19,903	4,412

Net income	$39,240	$16,571	$25,489

Earnings per share:
Basic	$5.11	$2.15	$3.29
Diluted	$5.06	$2.13	$3.25

Weighted average shares outstanding:
Basic	7,673	7,700	7,746
Diluted	7,753	7,794	7,832

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2019	2018	2017

Net income	$39,240	$16,571	$25,489

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(173)	39	(218)
Net change related to investments	2,405	(2,717)	(1,116)
Translation adjustments and other	(318)	(178)	167

Other comprehensive income (loss)	1,914	(2,856)	(1,167)

Comprehensive income	$41,154	$13,715	$24,322

Refer to accompanying notes. Refer to Note 18 – Accumulated Other Comprehensive Income (Loss) for further information.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2019	2018

Assets
Current assets:
Cash and cash equivalents	$11,356	$11,946
Short-term investments	122,463	121,822

Total cash, cash equivalents, and short-term investments	133,819	133,768
Accounts receivable, net of allowance for doubtful accounts of $411 and $377	29,524	26,481
Inventories	2,063	2,662
Other	10,146	6,751

Total current assets	175,552	169,662
Property and equipment, net of accumulated depreciation of $35,330 and $29,223	36,477	29,460
Operating lease right-of-use assets	7,379	6,686
Equity investments	2,649	1,862
Goodwill	42,026	35,683
Intangible assets, net	7,750	8,053
Other long-term assets	14,723	7,442

Total assets	$286,556	$258,848

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,382	$8,617
Current portion of long-term debt	5,516	3,998
Accrued compensation	6,830	6,103
Short-term income taxes	5,665	2,121
Short-term unearned revenue	32,676	28,905
Other	9,351	8,744

Total current liabilities	69,420	58,488
Long-term debt	66,662	72,242
Long-term income taxes	29,612	30,265
Long-term unearned revenue	4,530	3,815
Deferred income taxes	233	541
Operating lease liabilities	6,188	5,568
Other long-term liabilities	7,581	5,211

Total liabilities	184,226	176,130

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,643 and 7,677	78,520	71,223
Retained earnings	24,150	13,682
Accumulated other comprehensive loss	(340)	(2,187)

Total stockholders’ equity	102,330	82,718

Total liabilities and stockholders’ equity	$286,556	$258,848

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2019	2018	2017

Operations
Net income	$39,240	$16,571	$25,489
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	11,682	10,261	8,778
Stock-based compensation expense	4,652	3,940	3,266
Net recognized gains on investments and derivatives	(792)	(2,212)	(2,073)
Deferred income taxes	(6,463)	(5,143)	(829)
Changes in operating assets and liabilities:
Accounts receivable	(2,812)	(3,862)	(1,216)
Inventories	597	(465)	50
Other current assets	(1,718)	(952)	1,028
Other long-term assets	(1,834)	(285)	(917)
Accounts payable	232	1,148	81
Unearned revenue	4,462	5,922	3,820
Income taxes	2,929	18,183	1,792
Other current liabilities	1,419	798	356
Other long-term liabilities	591	(20)	(118)

Net cash from operations	52,185	43,884	39,507

Financing
Repayments of short-term debt, maturities of 90 days or less, net	0	(7,324)	(4,963)
Proceeds from issuance of debt	0	7,183	44,344
Repayments of debt	(4,000)	(10,060)	(7,922)
Common stock issued	1,142	1,002	772
Common stock repurchased	(19,543)	(10,721)	(11,788)
Common stock cash dividends paid	(13,811)	(12,699)	(11,845)
Other, net	(675)	(971)	(190)

Net cash from (used in) financing	(36,887)	(33,590)	8,408

Investing
Additions to property and equipment	(13,925)	(11,632)	(8,129)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(2,388)	(888)	(25,944)
Purchases of investments	(57,697)	(137,380)	(176,905)
Maturities of investments	20,043	26,360	28,044
Sales of investments	38,194	117,577	136,350
Securities lending payable	0	(98)	(197)

Net cash used in investing	(15,773)	(6,061)	(46,781)

Effect of foreign exchange rates on cash and cash equivalents	(115)	50	19

Net change in cash and cash equivalents	(590)	4,283	1,153
Cash and cash equivalents, beginning of period	11,946	7,663	6,510

Cash and cash equivalents, end of period	$11,356	$11,946	$7,663

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2019	2018	2017

Common stock and paid-in capital
Balance, beginning of period	$71,223	$69,315	$68,178
Common stock issued	6,829	1,002	772
Common stock repurchased	(4,195)	(3,033)	(2,987)
Stock-based compensation expense	4,652	3,940	3,266
Other, net	11	(1)	86

Balance, end of period	78,520	71,223	69,315

Retained earnings
Balance, beginning of period	13,682	17,769	13,118
Net income	39,240	16,571	25,489
Common stock cash dividends	(14,103)	(12,917)	(12,040)
Common stock repurchased	(15,346)	(7,699)	(8,798)
Cumulative effect of accounting changes	677	(42)	0

Balance, end of period	24,150	13,682	17,769

Accumulated other comprehensive income (loss)
Balance, beginning of period	(2,187)	627	1,794
Other comprehensive income (loss)	1,914	(2,856)	(1,167)
Cumulative effect of accounting changes	(67)	42	0

Balance, end of period	(340)	(2,187)	627

Total stockholders’ equity	$102,330	$82,718	$87,711

Cash dividends declared per common share	$1.84	$1.68	$1.56

Refer to accompanying notes.

PART II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We have recast certain prior period amounts related to investments, derivatives, and fair value measurements to conform to the current period presentation based on our adoption of the new accounting standard for financial instruments. We have recast prior period commercial cloud revenue to include the commercial portion of LinkedIn to provide a comparable view of our commercial cloud business performance. The commercial portion of LinkedIn includes LinkedIn Recruiter, Sales Navigator, premium business subscriptions, and other services for organizations. We have also recast components of the prior period deferred income tax assets and liabilities to conform to the current period presentation. The recast of these prior period amounts had no impact on our consolidated balance sheets, consolidated income statements, or net cash from or used in operating, financing, or investing on our consolidated cash flows statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Refer to Note 20 – Segment Information and Geographic Data for further information, including revenue by significant product and service offering.

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

As of June 30, 2019 and 2018, long-term accounts receivable, net of allowance for doubtful accounts, was $2.2 billion and $1.8 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Balance, beginning of period	$397	$361	$409
Charged to costs and other	153	134	58
Write-offs	(116)	(98)	(106)

Balance, end of period	$434	$397	$361

Allowance for doubtful accounts included in our consolidated balance sheets:

(In millions)

June 30,	2019	2018	2017

Accounts receivable, net of allowance for doubtful accounts	$411	$377	$345
Other long-term assets	23	20	16

Total	$434	$397	$361

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

Cost of Revenue

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by original equipment manufacturers (“OEM”), to drive traffic to our websites, and to acquire online advertising space; costs incurred to support and maintain online products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.6 billion, $1.6 billion, and $1.5 billion in fiscal years 2019, 2018, and 2017, respectively.

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

PART II

Item 8

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding other-than-temporary impairments, are recorded in OCI. Debt investments are impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. We also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. In addition, we consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other income (expense), net and a new cost basis in the investment is established.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

PART II

Item 8

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Income Taxes – Intra-Entity Asset Transfers

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the guidance effective July 1, 2018. Adoption of the guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We recorded a net cumulative-effect adjustment that resulted in an increase in retained earnings of $557 million, which reversed the previous deferral of income tax consequences and recorded new deferred tax assets from intra-entity transfers involving assets other than inventory, partially offset by a U.S. deferred tax liability related to global intangible low-taxed income (“GILTI”). Adoption of the standard resulted in an increase in long-term deferred tax assets of $2.8 billion, an increase in long-term deferred tax liabilities of $2.1 billion, and a reduction in other current assets of $152 million. Adoption of the standard had no impact on cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

We adopted the standard effective July 1, 2018. Adoption of the standard was applied using a modified retrospective approach through a cumulative-effect adjustment from accumulated other comprehensive income (“AOCI”) to retained earnings as of the effective date, and we elected to measure equity investments without readily determinable fair values at cost with adjustments for observable changes in price or impairments. The cumulative-effect adjustment included any previously held unrealized gains and losses held in AOCI related to our equity investments carried at fair value as well as the impact of recording the fair value of certain equity investments carried at cost. The impact on our consolidated balance sheets upon adoption was not material. Adoption of the standard had no impact on cash from or used in operating, financing, or investing on our consolidated cash flows statements.

PART II

Item 8

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for us beginning July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2019	2018	2017

Net income available for common shareholders (A)	$39,240	$16,571	$25,489

Weighted average outstanding shares of common stock (B)	7,673	7,700	7,746
Dilutive effect of stock-based awards	80	94	86

Common stock and common stock equivalents (C)	7,753	7,794	7,832

Earnings Per Share

Basic (A/B)	$5.11	$2.15	$3.29
Diluted (A/C)	$5.06	$2.13	$3.25

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART II

Item 8

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Interest and dividends income	$2,762	$2,214	$1,387
Interest expense	(2,686)	(2,733)	(2,222)
Net recognized gains on investments	648	2,399	2,583
Net gains (losses) on derivatives	144	(187)	(510)
Net losses on foreign currency remeasurements	(82)	(218)	(111)
Other, net	(57)	(59)	(251)

Total	$729	$1,416	$876

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Realized gains from sales of available-for-sale securities	$12	$27	$108
Realized losses from sales of available-for-sale securities	(93)	(987)	(162)
Other-than-temporary impairments of investments	(16)	(6)	(14)

Total	$(97)	$(966)	$(68)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Net realized gains on investments sold	$276	$3,406	$2,692
Net unrealized gains on investments still held	479	0	0
Impairments of investments	(10)	(41)	(41)

Total	$745	$3,365	$2,651

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,211	$0	$0	$2,211	$1,773	$438	$0
Certificates of deposit	Level 2	2,018	0	0	2,018	1,430	588	0
U.S. government securities	Level 1	104,925	1,854	(104)	106,675	769	105,906	0
U.S. agency securities	Level 2	988	0	0	988	698	290	0
Foreign government bonds	Level 2	6,350	4	(8)	6,346	2,506	3,840	0
Mortgage- and asset-backed securities	Level 2	3,554	10	(3)	3,561	0	3,561	0
Corporate notes and bonds	Level 2	7,437	111	(7)	7,541	0	7,541	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	242	48	0	290	0	290	0
Municipal securities	Level 3	7	0	0	7	0	7	0

Total debt investments		$127,747	$2,027	$(122)	$129,652	$7,176	$122,476	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$973	$409	$0	$564
Equity investments	Other				2,085	0	0	2,085

Total equity investments					$3,058	$409	$0	$2,649

Cash					$3,771	$3,771	$0	$0
Derivatives, net (a)					(13)	0	(13)	0

Total					$136,468	$11,356	$122,463	$2,649

PART II

Item 8

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,513	$0	$0	$2,513	$2,215	$298	$0
Certificates of deposit	Level 2	2,058	0	0	2,058	1,865	193	0
U.S. government securities	Level 1	108,120	62	(1,167)	107,015	2,280	104,735	0
U.S. agency securities	Level 2	1,742	0	0	1,742	1,398	344	0
Foreign government bonds	Level 1	22	0	0	22	0	22	0
Foreign government bonds	Level 2	5,063	1	(10)	5,054	0	5,054	0
Mortgage- and asset-backed securities	Level 2	3,864	4	(13)	3,855	0	3,855	0
Corporate notes and bonds	Level 2	6,929	21	(56)	6,894	0	6,894	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	271	37	(1)	307	0	307	0

Total debt investments		$130,597	$125	$(1,247)	$129,475	$7,758	$121,717	$0

Equity investments	Level 1				$533	$246	$0	$287
Equity investments	Level 3				18	0	0	18
Equity investments	Other				1,558	0	1	1,557

Total equity investments					$2,109	$246	$1	$1,862

Cash					$3,942	$3,942	$0	$0
Derivatives, net (a)					104	0	104	0

Total					$135,630	$11,946	$121,822	$1,862

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2019 and 2018, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.2 billion and $697 million, respectively.

As of June 30, 2019, we had no collateral received under agreements for loaned securities. As of June 30, 2018, collateral received under agreements for loaned securities was $1.8 billion and primarily comprised U.S. government and agency securities.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2019

U.S. government and agency securities	$1,491	$(1)	$39,158	$(103)	$40,649	$(104)
Foreign government bonds	25	0	77	(8)	102	(8)
Mortgage- and asset-backed securities	664	(1)	378	(2)	1,042	(3)
Corporate notes and bonds	498	(3)	376	(4)	874	(7)

Total	$2,678	$(5)	$39,989	$(117)	$42,667	$(122)

PART II

Item 8

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2018

U.S. government and agency securities	$82,352	$(1,064)	$4,459	$(103)	$86,811	$(1,167)
Foreign government bonds	3,457	(7)	13	(3)	3,470	(10)
Mortgage- and asset-backed securities	2,072	(9)	96	(4)	2,168	(13)
Corporate notes and bonds	3,111	(43)	301	(13)	3,412	(56)
Municipal securities	45	(1)	0	0	45	(1)

Total	$91,037	$(1,124)	$4,869	$(123)	$95,906	$(1,247)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2019

Due in one year or less	$53,200	$53,124
Due after one year through five years	47,016	47,783
Due after five years through 10 years	26,658	27,824
Due after 10 years	873	921

Total	$127,747	$129,652

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

PART II

Item 8

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2019, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2019	June 30, 2018

Designated as Hedging Instruments

Foreign exchange contracts sold	$6,034	$11,101

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	14,889	9,425
Foreign exchange contracts sold	15,614	13,374
Equity contracts purchased	680	49
Equity contracts sold	5	5
Other contracts purchased	1,327	878
Other contracts sold	451	472

PART II

Item 8

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	June 30, 2019		June 30, 2018

Changes in Fair Value Recorded in Other Comprehensive Income

Designated as Hedging Instruments

Foreign exchange contracts	$0	$0	$174	$0

Changes in Fair Value Recorded in Net Income

Designated as Hedging Instruments

Foreign exchange contracts	0	(93)	95	0

Not Designated as Hedging Instruments

Foreign exchange contracts	204	(172)	256	(197)
Equity contracts	38	0	2	(7)
Other contracts	8	(7)	11	(3)

Gross amounts of derivatives	250	(272)	538	(207)
Gross amounts of derivatives offset in the balance sheet	(113)	114	(152)	153
Cash collateral received	0	(78)	0	(235)

Net amounts of derivatives	$137	$(236)	$386	$(289)

Reported as

Short-term investments	$(13)	$0	$104	$0
Other current assets	146	0	260	0
Other long-term assets	4	0	22	0
Other current liabilities	0	(221)	0	(288)
Other long-term liabilities	0	(15)	0	(1)

Total	$137	$(236)	$386	$(289)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $247 million and $272 million, respectively, as of June 30, 2019, and $533 million and $207 million, respectively, as of June 30, 2018.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2019

Derivative assets	$0	$247	$3	$250
Derivative liabilities	0	(272)	0	(272)

June 30, 2018

Derivative assets	1	535	2	538
Derivative liabilities	(1)	(206)	0	(207)

PART II

Item 8

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2019	2018	2017

Foreign Exchange Contracts

Derivatives	$38	$25	$441
Hedged items	130	78	(386)

Total amount of ineffectiveness	$168	$103	$55

Equity Contracts

Derivatives	$0	$(324)	$(74)
Hedged items	0	324	74

Total amount of ineffectiveness	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$0	$80	$(80)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)

Year Ended June 30,	2019	2018	2017

Effective Portion

Gains recognized in other comprehensive income (loss), net of tax of $1, $11, and $4	$159	$219	$328
Gains reclassified from accumulated other comprehensive income (loss) into revenue	341	185	555

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(64)	(255)	(389)

We do not have any net derivative gains included in AOCI as of June 30, 2019 that will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2019.

Non-designated Derivative Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on derivatives not designated as hedging instruments:

(In millions)

Year Ended June 30,	2019	2018	2017

Foreign exchange contracts	$(97)	$(33)	$(117)
Equity contracts	3	(87)	(114)
Other contracts	35	(17)	(3)

Total	$(59)	$(137)	$(234)

PART II

Item 8

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2019	2018

Raw materials	$399	$655
Work in process	53	54
Finished goods	1,611	1,953

Total	$2,063	$2,662

NOTE 7 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2019	2018

Land	$1,540	$1,254
Buildings and improvements	26,288	20,604
Leasehold improvements	5,316	4,735
Computer equipment and software	33,823	27,633
Furniture and equipment	4,840	4,457

Total, at cost	71,807	58,683
Accumulated depreciation	(35,330)	(29,223)

Total, net	$36,477	$29,460

During fiscal years 2019, 2018, and 2017, depreciation expense was $9.7 billion, $7.7 billion, and $6.1 billion, respectively. We have committed $4.0 billion for the construction of new buildings, building improvements, and leasehold improvements as of June 30, 2019.

NOTE 8 — BUSINESS COMBINATIONS

GitHub, Inc.

On October 25, 2018, we acquired GitHub, Inc. (“GitHub”), a software development platform, in a $7.5 billion stock transaction (inclusive of total cash payments of $1.3 billion in respect of vested GitHub equity awards and an indemnity escrow). The acquisition is expected to empower developers to achieve more at every stage of the development lifecycle, accelerate enterprise use of GitHub, and bring Microsoft’s developer tools and services to new audiences. The financial results of GitHub have been included in our consolidated financial statements since the date of the acquisition. GitHub is reported as part of our Intelligent Cloud segment.

PART II

Item 8

The allocation of the purchase price to goodwill was completed as of June 30, 2019. The major classes of assets and liabilities to which we allocated the purchase price were as follows:

(In millions)

Cash, cash equivalents, and short-term investments	$234
Goodwill	5,497
Intangible assets	1,267
Other assets	143
Other liabilities	(217)

Total	$6,924

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

Transactions recognized separately from the purchase price allocation were approximately $600 million, primarily related to equity awards recognized as expense over the related service period.

LinkedIn Corporation

On December 8, 2016, we completed our acquisition of all issued and outstanding shares of LinkedIn Corporation (“LinkedIn”), the world’s largest professional network on the Internet, for a total purchase price of $27.0 billion. The purchase price consisted primarily of cash of $26.9 billion. The acquisition is expected to accelerate the growth of LinkedIn, Office 365, and Dynamics 365. The financial results of LinkedIn have been included in our consolidated financial statements since the date of the acquisition.

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

(b)

Convertible senior notes issued by LinkedIn on November 12, 2014, substantially all of which were redeemed after our acquisition of LinkedIn. The remaining $18 million of notes are not redeemable and are included in long-term debt in our consolidated balance sheets. Refer to Note 11 – Debt for further information.

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

(In millions, except per share amounts)

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

PART II

Item 8

Other

During fiscal year 2019, we completed 19 additional acquisitions for $1.6 billion, substantially all of which were paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates.

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2017	Acquisitions	Other	June 30, 2018	Acquisitions		Other	June 30, 2019

Productivity and Business Processes	$23,739	$72	$12	$23,823	$514		$(60)	$24,277
Intelligent Cloud	5,555	164	(16)	5,703	5,605	(a)	43 (a)	11,351
More Personal Computing	5,828	394	(65)	6,157	289		(48)	6,398

Total	$35,122	$630	$(69)	$35,683	$6,408		$(65)	$42,026

(a)	Includes goodwill of $5.5 billion related to GitHub. See Note 8 – Business Combinations for further information.

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

No instances of impairment were identified in our May 1, 2019, May 1, 2018, or May 1, 2017 tests. As of June 30, 2019 and 2018, accumulated goodwill impairment was $11.3 billion.

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,				2019			2018

Technology-based	$7,691		$(5,771)	$1,920	$7,220	$(5,018)	$2,202
Customer-related	4,709		(1,785)	2,924	4,031	(1,205)	2,826
Marketing-related	4,165		(1,327)	2,838	4,006	(1,071)	2,935
Contract-based	574		(506)	68	679	(589)	90

Total	$17,139	(a)	$(9,389)	$7,750	$15,936	$(7,883)	$8,053

(a)	Includes intangible assets of $1.3 billion related to GitHub. See Note 8 – Business Combinations for further information.

No material impairments of intangible assets were identified during fiscal years 2019, 2018, or 2017. We estimate that we have no significant residual value related to our intangible assets.

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2019		2018

Technology-based	$814	5 years	$178	4 years
Marketing-related	177	10 years	14	5 years
Contract-based	7	3 years	14	4 years
Customer-related	710	8 years	13	5 years

Total	$1,708	7 years	$219	5 years

Intangible assets amortization expense was $1.9 billion, $2.2 billion, and $1.7 billion for fiscal years 2019, 2018, and 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2019:

(In millions)

Year Ending June 30,

2020	$1,488
2021	1,282
2022	1,187
2023	1,053
2024	737
Thereafter	2,003

Total	$7,750

NOTE 11 — DEBT

Short-term Debt

As of June 30, 2019 and 2018, we had no commercial paper issued or outstanding. Effective August 31, 2018, we terminated our credit facilities, which served as back-up for our commercial paper program.

Long-term Debt

As of June 30, 2019, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $72.2 billion and $78.9 billion, respectively. As of June 30, 2018, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.2 billion and $77.5 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART II

Item 8

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

(In millions, except interest rates)	Face Value June 30, 2019	Face Value June 30, 2018	Stated Interest Rate	Effective Interest Rate

Notes

November 3, 2018	$0	$1,750	1.300%	1.396%
December 6, 2018	0	1,250	1.625%	1.824%
June 1, 2019	0	1,000	4.200%	4.379%
August 8, 2019	2,500	2,500	1.100%	1.203%
November 1, 2019	18	18	0.500%	0.500%
February 6, 2020	1,500	1,500	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021	2,750	2,750	1.550%	1.642%
December 6, 2021 (a)	1,994	2,044	2.125%	2.233%
February 6, 2022	1,750	1,750	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023	1,500	1,500	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024	2,250	2,250	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026	4,000	4,000	2.400%	2.464%
February 6, 2027	4,000	4,000	3.300%	3.383%
December 6, 2028 (a)	1,993	2,044	3.125%	3.218%
May 2, 2033 (a)	626	642	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036	2,250	2,250	3.450%	3.510%
February 6, 2037	2,500	2,500	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046	4,500	4,500	3.700%	3.743%
February 6, 2047	3,000	3,000	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056	2,250	2,250	3.950%	4.033%
February 6, 2057	2,000	2,000	4.500%	4.528%

Total	$72,781	$76,898

(a)	Euro-denominated debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Cash paid for interest on our debt for fiscal years 2019, 2018, and 2017 was $2.4 billion, $2.4 billion, and $1.6 billion, respectively. As of June 30, 2019 and 2018, the aggregate debt issuance costs and unamortized discount associated with our long-term debt, including the current portion, were $603 million and $658 million, respectively.

PART II

Item 8

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2020	$5,518
2021	3,750
2022	7,994
2023	2,750
2024	5,250
Thereafter	47,519

Total	$72,781

NOTE 12 — INCOME TAXES

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. In fiscal year 2018, the TCJA required us to incur a transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. In addition, the TCJA subjected us to a tax on our GILTI effective July 1, 2018.

Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, under which we recorded the corresponding deferred tax assets and liabilities on our consolidated balance sheets.

During fiscal year 2018, we recorded a net charge of $13.7 billion related to the enactment of the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $17.9 billion, offset in part by the impact of changes in the tax rate of $4.2 billion, primarily on deferred tax assets and liabilities. During the second quarter of fiscal year 2019, we recorded additional tax expense of $157 million, which related to completing our provisional accounting for GILTI deferred taxes pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 118.

In the fourth quarter of fiscal year 2019, in response to the TCJA and recently issued regulations, we transferred certain intangible properties held by our foreign subsidiaries to the U.S. and Ireland. The transfers of intangible properties resulted in a $2.6 billion net income tax benefit recorded in the fourth quarter of fiscal year 2019, as the value of future tax deductions exceeded the current tax liability from foreign jurisdictions and U.S. GILTI tax.

PART II

Item 8

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Current Taxes

U.S. federal	$4,718	$19,764	$2,739
U.S. state and local	662	934	30
Foreign	5,531	4,348	2,472

Current taxes	$10,911	$25,046	$5,241

Deferred Taxes

U.S. federal	$(5,647)	$(4,292)	$(554)
U.S. state and local	(1,010)	(458)	269
Foreign	194	(393)	(544)

Deferred taxes	$(6,463)	$(5,143)	$(829)

Provision for income taxes	$4,448	$19,903	$4,412

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

U.S.	$15,799	$11,527	$6,843
Foreign	27,889	24,947	23,058

Income before income taxes	$43,688	$36,474	$29,901

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2019	2018	2017

Federal statutory rate	21.0%	28.1%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(4.1)%	(7.8)%	(11.6)%
Impact of the enactment of the TCJA	0.4%	37.7%	0%
Phone business losses	0%	0%	(5.7)%
Impact of intangible property transfers	(5.9)%	0%	0%
Foreign-derived intangible income deduction	(1.4)%	0%	0%
Research and development credit	(1.1)%	(1.3)%	(0.9)%
Excess tax benefits relating to stock-based compensation	(2.2)%	(2.5)%	(2.1)%
Interest, net	1.0%	1.2%	1.4%
Other reconciling items, net	2.5%	(0.8)%	(1.3)%

Effective rate	10.2%	54.6%	14.8%

PART II

Item 8

The decrease from the federal statutory rate in fiscal year 2019 is primarily due to a $2.6 billion net income tax benefit related to intangible property transfers, and earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. The increase from the federal statutory rate in fiscal year 2018 is primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018, offset in part by earnings taxed at lower rates in foreign jurisdictions. The decrease from the federal statutory rate in fiscal year 2017 is primarily due to earnings taxed at lower rates in foreign jurisdictions. Our foreign regional operating centers in Ireland, Singapore and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 82%, 87%, and 76% of our foreign income before tax in fiscal years 2019, 2018, and 2017, respectively. Other reconciling items, net consists primarily of tax credits, GILTI, and U.S. state income taxes. In fiscal years 2019, 2018, and 2017, there were no individually significant other reconciling items.

The decrease in our effective tax rate for fiscal year 2019 compared to fiscal year 2018 was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018, and a $2.6 billion net income tax benefit in the fourth quarter of fiscal year 2019 related to intangible property transfers. The increase in our effective tax rate for fiscal year 2018 compared to fiscal year 2017 was primarily due to the net charge related to the enactment of the TCJA and the realization of tax benefits attributable to previous Phone business losses in fiscal year 2017.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2019	2018

Deferred Income Tax Assets

Stock-based compensation expense	$406	$460
Accruals, reserves, and other expenses	2,287	1,832
Loss and credit carryforwards	3,518	3,369
Depreciation and amortization	7,046	351
Leasing liabilities	1,594	1,427
Unearned revenue	475	0
Other	367	56

Deferred income tax assets	15,693	7,495
Less valuation allowance	(3,214)	(3,186)

Deferred income tax assets, net of valuation allowance	$12,479	$4,309

Deferred Income Tax Liabilities

Unrealized gain on investments and debt	$(738)	$0
Unearned revenue	(30)	(639)
Depreciation and amortization	0	(1,164)
Leasing assets	(1,510)	(1,366)
Deferred GILTI tax liabilities	(2,607)	(61)
Other	(291)	(251)

Deferred income tax liabilities	$(5,176)	$(3,481)

Net deferred income tax assets (liabilities)	$7,303	$828

Reported As

Other long-term assets	$7,536	$1,369
Long-term deferred income tax liabilities	(233)	(541)

Net deferred income tax assets (liabilities)	$7,303	$828

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

PART II

Item 8

As of June 30, 2019, we had federal, state and foreign net operating loss carryforwards of $978 million, $770 million, and $11.6 billion, respectively. The federal and state net operating loss carryforwards will expire in various years from fiscal 2020 through 2039, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation, but are expected to be realized with the exception of those which have a valuation allowance.

The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards and other net deferred tax assets that may not be realized.

Income taxes paid, net of refunds, were $8.4 billion, $5.5 billion, and $2.4 billion in fiscal years 2019, 2018, and 2017, respectively.

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2019, 2018, and 2017, were $13.1 billion, $12.0 billion, and $11.7 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2019, 2018, and 2017 by $12.0 billion, $11.3 billion, and $10.2 billion, respectively.

As of June 30, 2019, 2018, and 2017, we had accrued interest expense related to uncertain tax positions of $3.4 billion, $3.0 billion, and $2.3 billion, respectively, net of income tax benefits. The provision for (benefit from) income taxes for fiscal years 2019, 2018, and 2017 included interest expense related to uncertain tax positions of $515 million, $688 million, and $399 million, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Beginning unrecognized tax benefits	$11,961	$11,737	$10,164
Decreases related to settlements	(316)	(193)	(4)
Increases for tax positions related to the current year	2,106	1,445	1,277
Increases for tax positions related to prior years	508	151	397
Decreases for tax positions related to prior years	(1,113)	(1,176)	(49)
Decreases due to lapsed statutes of limitations	0	(3)	(48)

Ending unrecognized tax benefits	$13,146	$11,961	$11,737

We settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. We remain under audit for tax years 2004 to 2013. We expect the IRS to begin an examination of tax years 2014 to 2017 within the next 12 months.

As of June 30, 2019, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact on our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

PART II

Item 8

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2019	2018

Productivity and Business Processes	$16,831	$14,864
Intelligent Cloud	16,988	14,706
More Personal Computing	3,387	3,150

Total	$37,206	$32,720

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2019

Balance, beginning of period	$32,720
Deferral of revenue	69,493
Recognition of unearned revenue	(65,007)

Balance, end of period	$37,206

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $91 billion as of June 30, 2019, of which we expect to recognize approximately 50% of the revenue over the next 12 months and the remainder thereafter. Many customers are committing to our products and services for longer contract terms, which is increasing the percentage of contracted revenue that will be recognized beyond the next 12 months.

NOTE 15 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Operating lease cost	$1,707	$1,585	$1,412

Finance lease cost:
Amortization of right-of-use assets	$370	$243	$104
Interest on lease liabilities	247	175	68

Total finance lease cost	$617	$418	$172

PART II

Item 8

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,670	$1,522	$1,157
Operating cash flows from finance leases	247	175	68
Financing cash flows from finance leases	221	144	46

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,303	1,571	1,270
Finance leases	2,532	1,933	1,773

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2019	2018

Operating Leases

Operating lease right-of-use assets	$7,379	$6,686

Other current liabilities	$1,515	$1,399
Operating lease liabilities	6,188	5,568

Total operating lease liabilities	$7,703	$6,967

Finance Leases

Property and equipment, at cost	$7,041	$4,543
Accumulated depreciation	(774)	(404)

Property and equipment, net	$6,267	$4,139

Other current liabilities	$317	$176
Other long-term liabilities	6,257	4,125

Total finance lease liabilities	$6,574	$4,301

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	3.0%	2.7%
Finance leases	4.6%	5.2%

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2020	$1,678	$591
2021	1,438	616
2022	1,235	626
2023	1,036	631
2024	839	641
Thereafter	2,438	5,671

Total lease payments	8,664	8,776
Less imputed interest	(961)	(2,202)

Total	$7,703	$6,574

PART II

Item 8

As of June 30, 2019, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $2.3 billion and $6.1 billion, respectively. These operating and finance leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 1 year to 15 years.

NOTE 16 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 44 patent infringement cases pending against Microsoft as of June 30, 2019, none of which are material individually or in aggregate.

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

PART II

Item 8

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. In June 2018, the court denied the plaintiffs’ motion for class certification. Plaintiffs sought an interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which was granted in September 2018. Oral argument is scheduled for October 2019.

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

As of June 30, 2019, we accrued aggregate legal liabilities of $386 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.0 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 17 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Balance, beginning of year	7,677	7,708	7,808
Issued	116	68	70
Repurchased	(150)	(99)	(170)

Balance, end of year	7,643	7,677	7,708

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program (“2013 Share Repurchase Program”) authorizing up to $40.0 billion in share repurchases. The 2013 Share Repurchase Program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to an additional $40.0 billion in share repurchases (“2016 Share Repurchase Program”). This share repurchase program commenced on December 22, 2016 following completion of the 2013 Share Repurchase Program, has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2019, $11.4 billion remained of the 2016 Share Repurchase Program.

PART II

Item 8

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2019		2018		2017

First Quarter	24	$2,600	22	$1,600	63	$3,550
Second Quarter	57	6,100	22	1,800	59	3,533
Third Quarter	36	3,899	34	3,100	25	1,600
Fourth Quarter	33	4,200	21	2,100	23	1,600

Total	150	$16,799	99	$8,600	170	$10,283

Shares repurchased in the first and second quarter of fiscal year 2017 were under the 2013 Share Repurchase Program. All other shares repurchased were under the 2016 Share Repurchase Program. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $2.7 billion, $2.1 billion, and $1.5 billion for fiscal years 2019, 2018, and 2017, respectively. All share repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2019				(In millions)

September 18, 2018	November 15, 2018	December 13, 2018	$0.46	$3,544
November 28, 2018	February 21, 2019	March 14, 2019	0.46	3,526
March 11, 2019	May 16, 2019	June 13, 2019	0.46	3,521
June 12, 2019	August 15, 2019	September 12, 2019	0.46	3,516

Total			$1.84	$14,107

Fiscal Year 2018

September 19, 2017	November 16, 2017	December 14, 2017	$0.42	$3,238
November 29, 2017	February 15, 2018	March 8, 2018	0.42	3,232
March 12, 2018	May 17, 2018	June 14, 2018	0.42	3,226
June 13, 2018	August 16, 2018	September 13, 2018	0.42	3,220

Total			$1.68	$12,916

The dividend declared on June 12, 2019 was included in other current liabilities as of June 30, 2019.

PART II

Item 8

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2019	2018	2017

Derivatives

Balance, beginning of period	$173	$134	$352
Unrealized gains, net of tax of $2, $11, and $4	160	218	328
Reclassification adjustments for gains included in revenue	(341)	(185)	(555)
Tax expense included in provision for income taxes	8	6	9

Amounts reclassified from accumulated other comprehensive income (loss)	(333)	(179)	(546)

Net change related to derivatives, net of tax of $(6), $5, and $(5)	(173)	39	(218)

Balance, end of period	$0	$173	$134

Investments

Balance, beginning of period	$(850)	$1,825	$2,941
Unrealized gains (losses), net of tax of $616, $(427), and $267	2,331	(1,146)	517
Reclassification adjustments for (gains) losses included in other income (expense), net	93	(2,309)	(2,513)
Tax expense (benefit) included in provision for income taxes	(19)	738	880

Amounts reclassified from accumulated other comprehensive income (loss)	74	(1,571)	(1,633)

Net change related to investments, net of tax of $635, $(1,165), and $(613)	2,405	(2,717)	(1,116)
Cumulative effect of accounting changes	(67)	42	0

Balance, end of period	$1,488	$(850)	$1,825

Translation Adjustments and Other

Balance, beginning of period	$(1,510)	$(1,332)	$(1,499)
Translation adjustments and other, net of tax effects of $(1), $0, and $9	(318)	(178)	167

Balance, end of period	$(1,828)	$(1,510)	$(1,332)

Accumulated other comprehensive income (loss), end of period	$(340)	$(2,187)	$627

NOTE 19 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. As of June 30, 2019, an aggregate of 327 million shares were authorized for future grant under our stock plans. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Stock-based compensation expense	$4,652	$3,940	$3,266
Income tax benefits related to stock-based compensation	816	823	1,066

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

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2019	2018	2017

Dividends per share (quarterly amounts)	$0.42 - $0.46	$0.39 - $0.42	$0.36 - $0.39
Interest rates	1.8% - 3.1%	1.7% - 2.9%	1.2% - 2.2%

During fiscal year 2019, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	174	$57.85
Granted (a)	63	107.02
Vested	(77)	57.08
Forfeited	(13)	69.35

Nonvested balance, end of year	147	$78.49

(a)	Includes 2 million, 3 million, and 2 million of PSUs granted at target and performance adjustments above target levels for fiscal years 2019, 2018, and 2017, respectively.

As of June 30, 2019, there was approximately $8.6 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 3 years. The weighted average grant-date fair value of stock awards granted was $107.02, $75.88, and $55.64 for fiscal years 2019, 2018, and 2017, respectively. The fair value of stock awards vested was $8.7 billion, $6.6 billion, and $4.8 billion, for fiscal years 2019, 2018, and 2017, respectively.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2019	2018	2017

Shares purchased	11	13	13
Average price per share	$104.85	$76.40	$56.36

As of June 30, 2019, 105 million shares of our common stock were reserved for future issuance through the ESPP.

PART II

Item 8

Savings Plan

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We contribute fifty cents for each dollar a participant contributes into the plans, with a maximum employer contribution of 50% of the IRS contribution limit for the calendar year. Employer-funded retirement benefits for all plans were $877 million, $807 million, and $734 million in fiscal years 2019, 2018, and 2017, respectively, and were expensed as contributed.

NOTE 20 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office 365 subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Microsoft SQL Server, Windows Server, Visual Studio, System Center, and related CALs, GitHub, and Azure.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

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
•

Gaming, including Xbox hardware and Xbox software and services, comprising Xbox Live transactions, subscriptions, cloud services, and advertising (“Xbox Live”), video games, and third-party video game royalties.

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

In addition, certain costs incurred at a corporate level that are identifiable and that benefit our segments are allocated to them. These allocated costs include costs of: legal, including settlements and fines; information technology; human resources; finance; excise taxes; field selling; shared facilities services; and customer service and support. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain corporate-level activity is not allocated to our segments, including restructuring expenses.

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2019	2018	2017

Revenue

Productivity and Business Processes	$41,160	$35,865	$29,870
Intelligent Cloud	38,985	32,219	27,407
More Personal Computing	45,698	42,276	39,294

Total	$125,843	$110,360	$96,571

Operating Income (Loss)

Productivity and Business Processes	$16,219	$12,924	$11,389
Intelligent Cloud	13,920	11,524	9,127
More Personal Computing	12,820	10,610	8,815
Corporate and Other	0	0	(306)

Total	$42,959	$35,058	$29,025

Corporate and Other operating loss comprised restructuring expenses.

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2019, 2018, or 2017. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

United States (a)	$64,199	$55,926	$51,078
Other countries	61,644	54,434	45,493

Total	$125,843	$110,360	$96,571

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2019	2018	2017

Server products and cloud services	$32,622	$26,129	$21,649
Office products and cloud services	31,769	28,316	25,573
Windows	20,395	19,518	18,593
Gaming	11,386	10,353	9,051
Search advertising	7,628	7,012	6,219
LinkedIn	6,754	5,259	2,271
Enterprise Services	6,124	5,846	5,542
Devices	6,095	5,134	5,062
Other	3,070	2,793	2,611

Total	$125,843	$110,360	$96,571

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $38.1 billion, $26.6 billion and $16.2 billion in fiscal years 2019, 2018, and 2017, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2019	2018	2017

United States	$55,252	$44,501	$42,730
Ireland	12,958	12,843	12,889
Other countries	25,422	22,538	19,898

Total	$93,632	$79,882	$75,517

PART II

Item 8

NOTE 21 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31	June 30	Total

Fiscal Year 2019

Revenue	$29,084	$32,471	$30,571	$33,717	$125,843
Gross margin	19,179	20,048	20,401	23,305	82,933
Operating income	9,955	10,258	10,341	12,405	42,959
Net income (a)	8,824	8,420	8,809	13,187	39,240
Basic earnings per share	1.15	1.09	1.15	1.72	5.11
Diluted earnings per share (b)	1.14	1.08	1.14	1.71	5.06

Fiscal Year 2018

Revenue	$24,538	$28,918	$26,819	$30,085	$110,360
Gross margin	16,260	17,854	17,550	20,343	72,007
Operating income	7,708	8,679	8,292	10,379	35,058
Net income (loss) (c)	6,576	(6,302)	7,424	8,873	16,571
Basic earnings (loss) per share	0.85	(0.82)	0.96	1.15	2.15
Diluted earnings (loss) per share (d)	0.84	(0.82)	0.95	1.14	2.13

(a)

Reflects the $157 million net charge related to the enactment of the TCJA for the second quarter and the $2.6 billion net income tax benefit related to the intangible property transfers for the fourth quarter, which together increased net income by $2.4 billion for fiscal year 2019. See Note 12 – Income Taxes for further information.

(b)

Reflects the net charge related to the enactment of the TCJA and the net income tax benefit related to the intangible property transfers, which decreased (increased) diluted EPS $0.02 for the second quarter, $(0.34) for the fourth quarter, and $(0.31) for fiscal year 2019.

(c)	Reflects the net charge (benefit) related to the enactment of the TCJA of $13.8 billion for the second quarter, $(104) million for the fourth quarter, and $13.7 billion for fiscal year 2018.
(d)

Reflects the net charge (benefit) related to the enactment of the TCJA, which decreased (increased) diluted EPS $1.78 for the second quarter, $(0.01) for the fourth quarter, and $1.75 for fiscal year 2018.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

PART II

Item 8

Revenue Recognition — Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple licenses of software products and services, including cloud-based services, in its customer agreements through its volume licensing programs.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

•

Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software licenses and related services that are sold with cloud-based services.

•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•

Estimation of variable consideration when determining the amount of revenue to recognize (e.g., customer credits, incentives, and in certain instances, estimation of customer usage of products and services).

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•

We tested the effectiveness of internal controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the estimation of variable consideration.

•	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:
•	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
•	Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
•

Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

•	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

PART II

Item 8

Income Taxes — Uncertain Tax Positions — Refer to Note 12 to the Financial Statements

Critical Audit Matter Description

The Company’s long-term income taxes liability includes uncertain tax positions related to transfer pricing issues that remain unresolved with the Internal Revenue Service (“IRS”). The Company remains under IRS audit, or subject to IRS audit, for tax years subsequent to 2003. While the Company has settled a portion of the IRS audits, resolution of the remaining matters could have a material impact on the Company’s financial statements.

Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior-year audit settlements. Given the complexity and the subjective nature of the transfer pricing issues that remain unresolved with the IRS, evaluating management’s estimates relating to their determination of uncertain tax positions required extensive audit effort and a high degree of auditor judgment, including involvement of our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s estimates of uncertain tax positions related to unresolved transfer pricing issues included the following:

•

We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions, which included testing the effectiveness of the related internal controls.

•

We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from outside tax specialists, that detailed the basis of the uncertain tax positions.

•	We tested the reasonableness of management’s judgments regarding the future resolution of the uncertain tax positions, including an evaluation of the technical merits of the uncertain tax positions.
•

For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the uncertain tax positions.

•	We evaluated the reasonableness of management’s estimates by considering how tax law, including statutes, regulations and case law, impacted management’s judgments.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 1, 2019

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2019; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and the related notes (collectively referred to as the “financial statements”) as of and for the year ended June 30, 2019, of the Company and our report dated August 1, 2019, expressed an unqualified opinion on those financial statements.

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

August 1, 2019

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 4, 2019 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/16

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/14/17

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	2/12/15

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/3/15

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	8/5/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/17

4.16	Description of Securities	X

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.1	10/20/16

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-K	6/30/18	10.5	8/3/18

10.6*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/17

10.7*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/18

10.8*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/18

10.12	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.12	10/20/16

10.13	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	X

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/17	10.14	1/31/18

10.15*	Microsoft Corporation Executive Incentive Plan		8-K		10.1	9/19/18

10.19*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/16	10.17	10/20/16

10.20*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.18	10/20/16

PART IV

Item 15

10.21*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.25	10/20/16

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/16	10.22	10/20/16

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished, not filed.

PART IV

Item 15

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on August 1, 2019.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 1, 2019.

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