Form 10-Q
period 2019-09-30
MICROSOFT CORP
filed 2019-10-23
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 18, 2019

Common Stock, $0.00000625 par value per share	7,628,805,618 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2019

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2019	2018

Revenue:
Product	$15,768	$17,299
Service and other	17,287	11,785

Total revenue	33,055	29,084

Cost of revenue:
Product	3,305	3,649
Service and other	7,101	6,256

Total cost of revenue	10,406	9,905

Gross margin	22,649	19,179
Research and development	4,565	3,977
Sales and marketing	4,337	4,098
General and administrative	1,061	1,149

Operating income	12,686	9,955
Other income, net	0	266

Income before income taxes	12,686	10,221
Provision for income taxes	2,008	1,397

Net income	$10,678	$8,824

Earnings per share:
Basic	$1.40	$1.15
Diluted	$1.38	$1.14

Weighted average shares outstanding:
Basic	7,634	7,673
Diluted	7,710	7,766

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2019	2018

Net income	$10,678	$8,824

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(2)	(45)
Net change related to investments	577	(261)
Translation adjustments and other	(296)	(55)

Other comprehensive income (loss)	279	(361)

Comprehensive income	$10,957	$8,463

Refer to accompanying notes. Refer to Note 15 – Accumulated Other Comprehensive Income (Loss) for further information.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2019	June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$13,117	$11,356
Short-term investments	123,519	122,463

Total cash, cash equivalents, and short-term investments	136,636	133,819
Accounts receivable, net of allowance for doubtful accounts of $303 and $411	19,087	29,524
Inventories	2,622	2,063
Other current assets	7,551	10,146

Total current assets	165,896	175,552
Property and equipment, net of accumulated depreciation of $36,971 and $35,330	38,409	36,477
Operating lease right-of-use assets	7,890	7,379
Equity investments	2,684	2,649
Goodwill	42,113	42,026
Intangible assets, net	7,508	7,750
Other long-term assets	14,455	14,723

Total assets	$278,955	$286,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,574	$9,382
Current portion of long-term debt	3,017	5,516
Accrued compensation	4,676	6,830
Short-term income taxes	3,440	5,665
Short-term unearned revenue	29,904	32,676
Other current liabilities	8,507	9,351

Total current liabilities	58,118	69,420
Long-term debt	66,478	66,662
Long-term income taxes	28,457	29,612
Long-term unearned revenue	4,122	4,530
Deferred income taxes	234	233
Operating lease liabilities	6,659	6,188
Other long-term liabilities	8,826	7,581

Total liabilities	172,894	184,226

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,634 and 7,643	78,882	78,520
Retained earnings	27,240	24,150
Accumulated other comprehensive loss	(61)	(340)

Total stockholders’ equity	106,061	102,330

Total liabilities and stockholders’ equity	$278,955	$286,556

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2019	2018

Operations
Net income	$10,678	$8,824
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,971	2,837
Stock-based compensation expense	1,262	1,107
Net recognized losses (gains) on investments and derivatives	11	(240)
Deferred income taxes	(177)	(247)
Changes in operating assets and liabilities:
Accounts receivable	10,090	9,194
Inventories	(561)	(956)
Other current assets	(438)	(677)
Other long-term assets	(333)	21
Accounts payable	(547)	(395)
Unearned revenue	(2,892)	(2,441)
Income taxes	(3,336)	(1,091)
Other current liabilities	(3,320)	(2,322)
Other long-term liabilities	410	43

Net cash from operations	13,818	13,657

Financing
Repayments of debt	(2,500)	0
Common stock issued	427	360
Common stock repurchased	(4,912)	(3,744)
Common stock cash dividends paid	(3,510)	(3,220)
Other, net	286	(780)

Net cash used in financing	(10,209)	(7,384)

Investing
Additions to property and equipment	(3,385)	(3,602)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(462)	(245)
Purchases of investments	(23,390)	(19,551)
Maturities of investments	19,082	5,214
Sales of investments	6,379	15,231

Net cash used in investing	(1,776)	(2,953)

Effect of foreign exchange rates on cash and cash equivalents	(72)	(129)

Net change in cash and cash equivalents	1,761	3,191
Cash and cash equivalents, beginning of period	11,356	11,946

Cash and cash equivalents, end of period	$13,117	$15,137

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2019	2018

Common stock and paid-in capital
Balance, beginning of period	$78,520	$71,223
Common stock issued	427	360
Common stock repurchased	(1,326)	(1,387)
Stock-based compensation expense	1,262	1,107
Other, net	(1)	0

Balance, end of period	78,882	71,303

Retained earnings
Balance, beginning of period	24,150	13,682
Net income	10,678	8,824
Common stock cash dividends	(3,887)	(3,528)
Common stock repurchased	(3,701)	(2,376)
Cumulative effect of accounting changes	0	677

Balance, end of period	27,240	17,279

Accumulated other comprehensive income (loss)
Balance, beginning of period	(340)	(2,187)
Other comprehensive income (loss)	279	(361)
Cumulative effect of accounting changes	0	(67)

Balance, end of period	(61)	(2,615)

Total stockholders’ equity	$106,061	$85,967

Cash dividends declared per common share	$0.51	$0.46

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2019 Form 10-K filed with the U.S. Securities and Exchange Commission on August 1, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions.

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

PART I

Item 1

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

For derivative instruments designated as fair value hedges, gains and losses are recognized in other income (expense), net with offsetting gains and losses on the hedged items. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of OCI and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings.

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

PART I

Item 1

Contract Balances

As of September 30, 2019 and June 30, 2019, long-term accounts receivable, net of allowance for doubtful accounts, was $2.3 billion and $2.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Financial Instruments – Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. We adopted the standard effective July 1, 2019. As we did not hold derivative instruments requiring an adjustment upon adoption, there was no impact in our consolidated financial statements. Adoption of the standard enhanced the presentation of the effects of our hedging instruments and the hedged items in our consolidated financial statements to increase the understandability of the results of our hedging strategies.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2019	2018

Net income available for common shareholders (A)	$10,678	$8,824

Weighted average outstanding shares of common stock (B)	7,634	7,673
Dilutive effect of stock-based awards	76	93

Common stock and common stock equivalents (C)	7,710	7,766

Earnings Per Share

Basic (A/B)	$1.40	$1.15
Diluted (A/C)	$1.38	$1.14

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Interest and dividends income	$724	$681
Interest expense	(637)	(674)
Net recognized gains (losses) on investments	(57)	243
Net gains (losses) on derivatives	46	(3)
Net gains (losses) on foreign currency remeasurements	(58)	5
Other, net	(18)	14

Total	$0	$266

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Realized gains from sales of available-for-sale securities	$7	$7
Realized losses from sales of available-for-sale securities	(4)	(85)
Other-than-temporary impairments of investments	(4)	0

Total	$(1)	$(78)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Net realized gains on investments sold	$22	$203
Net unrealized gains on investments still held	(56)	118
Impairments of investments	(22)	0

Total	$(56)	$321

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

September 30, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,613	$0	$0	$4,613	$4,339	$274	$0
Certificates of deposit	Level 2	1,920	0	0	1,920	1,134	786	0
U.S. government securities	Level 1	104,575	2,483	(57)	107,001	617	106,384	0
U.S. agency securities	Level 2	749	0	0	749	200	549	0
Foreign government bonds	Level 2	6,196	4	(11)	6,189	2,129	4,060	0
Mortgage- and asset-backed securities	Level 2	3,438	12	(2)	3,448	0	3,448	0
Corporate notes and bonds	Level 2	7,550	128	(9)	7,669	0	7,669	0
Corporate notes and bonds	Level 3	13	0	0	13	0	13	0
Municipal securities	Level 2	242	55	0	297	0	297	0
Municipal securities	Level 3	12	0	0	12	0	12	0

Total debt investments		$129,308	$2,682	$(79)	$131,911	$8,419	$123,492	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$995	$498	$0	$497
Equity investments	Other				2,187	0	0	2,187

Total equity investments					$3,182	$498	$0	$2,684

Cash					$4,200	$4,200	$0	$0
Derivatives, net (a)					27	0	27	0

Total					$139,320	$13,117	$123,519	$2,684

PART I

Item 1

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,211	$0	$0	$2,211	$1,773	$438	$0
Certificates of deposit	Level 2	2,018	0	0	2,018	1,430	588	0
U.S. government securities	Level 1	104,925	1,854	(104)	106,675	769	105,906	0
U.S. agency securities	Level 2	988	0	0	988	698	290	0
Foreign government bonds	Level 2	6,350	4	(8)	6,346	2,506	3,840	0
Mortgage- and asset-backed securities	Level 2	3,554	10	(3)	3,561	0	3,561	0
Corporate notes and bonds	Level 2	7,437	111	(7)	7,541	0	7,541	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	242	48	0	290	0	290	0
Municipal securities	Level 3	7	0	0	7	0	7	0

Total debt investments		$127,747	$2,027	$(122)	$129,652	$7,176	$122,476	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$973	$409	$0	$564
Equity investments	Other				2,085	0	0	2,085

Total equity investments					$3,058	$409	$0	$2,649

Cash					$3,771	$3,771	$0	$0
Derivatives, net (a)					(13)	0	(13)	0

Total					$136,468	$11,356	$122,463	$2,649

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of both September 30, 2019 and June 30, 2019, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.2 billion.

As of September 30, 2019 and June 30, 2019, we had no collateral received under agreements for loaned securities.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2019

U.S. government and agency securities	$4,169	$(18)	$25,788	$(39)	$29,957	$(57)
Foreign government bonds	1,464	(3)	63	(8)	1,527	(11)
Mortgage- and asset-backed securities	563	(1)	198	(1)	761	(2)
Corporate notes and bonds	680	(5)	231	(4)	911	(9)
Municipal securities	0	0	1	0	1	0

Total	$6,876	$(27)	$26,281	$(52)	$33,157	$(79)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2019

U.S. government and agency securities	$1,491	$(1)	$39,158	$(103)	$40,649	$(104)
Foreign government bonds	25	0	77	(8)	102	(8)
Mortgage- and asset-backed securities	664	(1)	378	(2)	1,042	(3)
Corporate notes and bonds	498	(3)	376	(4)	874	(7)

Total	$2,678	$(5)	$39,989	$(117)	$42,667	$(122)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2019

Due in one year or less	$44,950	$44,929
Due after one year through five years	46,544	47,525
Due after five years through 10 years	36,438	37,990
Due after 10 years	1,376	1,467

Total	$129,308	$131,911

NOTE 5 — DERIVATIVES

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment.

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions.

Foreign currency risks related to certain non-U.S. dollar-denominated investments are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. Foreign currency risks related to certain Euro-denominated debt are hedged using foreign exchange forward contracts that are designated as cash flow hedging instruments.

In the past, option and forward contracts were used to hedge a portion of forecasted international revenue and were designated as cash flow hedging instruments. Principal currencies hedged included the Euro, Japanese yen, British pound, Canadian dollar, and Australian dollar.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures.

PART I

Item 1

Interest Rate

Interest rate risks related to certain fixed-rate debt are hedged using interest rate swaps that are designated as fair value hedging instruments to effectively convert the fixed interest rates to floating interest rates.

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts. These contracts are not designated as hedging instruments and are included in “Other contracts” in the tables below.

Equity

Securities held in our equity investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. These contracts are not designated as hedging instruments and are included in “Other contracts” in the tables below.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. These contracts are not designated as hedging instruments and are included in “Other contracts” in the tables below.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2019, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2019	June 30, 2019

Designated as Hedging Instruments

Foreign exchange contracts purchased	$239	$0
Foreign exchange contracts sold	6,018	6,034
Interest rate contracts purchased	401	0

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,715	14,889
Foreign exchange contracts sold	9,082	15,614
Other contracts purchased	1,882	2,007
Other contracts sold	470	456

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	September 30, 2019		June 30, 2019
Designated as Hedging Instruments

Foreign exchange contracts	$47	$(9)	$0	$(93)
Interest rate contracts	2	(1)	0	0

Not Designated as Hedging Instruments

Foreign exchange contracts	122	(295)	204	(172)
Other contracts	10	(19)	46	(7)

Gross amounts of derivatives	181	(324)	250	(272)
Gross amounts of derivatives offset in the balance sheet	(121)	122	(113)	114
Cash collateral received	0	(5)	0	(78)

Net amounts of derivatives	$60	$(207)	$137	$(236)

Reported as

Short-term investments	$27	$0	$(13)	$0
Other current assets	33	0	146	0
Other long-term assets	0	0	4	0
Other current liabilities	0	(151)	0	(221)
Other long-term liabilities	0	(56)	0	(15)

Total	$60	$(207)	$137	$(236)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $178 million and $323 million, respectively, as of September 30, 2019, and $247 million and $272 million, respectively, as of June 30, 2019.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2019

Derivative assets	$0	$178	$3	$181
Derivative liabilities	0	(324)	0	(324)

June 30, 2019

Derivative assets	0	247	3	250
Derivative liabilities	0	(272)	0	(272)

PART I

Item 1

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

(In millions)	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Three Months Ended September 30,	2019		2018

Designated as Fair Value Hedging Instruments

Foreign Exchange Contracts
Derivatives	$0	$30	$0	$122
Hedged items	0	(33)	0	(122)
Excluded from effectiveness assessment	0	41	0	28

Interest Rate Contracts
Derivatives	0	1	0	0
Hedged items	0	(1)	0	0

Designated as Cash Flow Hedging Instruments

Foreign Exchange Contracts
Amount reclassified from accumulated other comprehensive income	0	(5)	92	0
Excluded from effectiveness assessment	0	0	0	(27)

Not Designated as Hedging Instruments

Foreign exchange contracts	0	(171)	0	(30)
Other contracts	0	1	0	(3)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(6)	$44

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2019	June 30, 2019

Raw materials	$653	$399
Work in process	47	53
Finished goods	1,922	1,611

Total	$2,622	$2,063

PART I

Item 1

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2019	Acquisitions	Other	September 30, 2019

Productivity and Business Processes	$24,277	$2	$(53)	$24,226
Intelligent Cloud	11,351	118	12	11,481
More Personal Computing	6,398	96	(88)	6,406

Total	$42,026	$216	$(129)	$42,113

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

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2019			June 30, 2019

Technology-based	$7,869	$(5,980)	$1,889	$7,691	$(5,771)	$1,920
Customer-related	4,719	(1,933)	2,786	4,709	(1,785)	2,924
Marketing-related	4,166	(1,394)	2,772	4,165	(1,327)	2,838
Contract-based	574	(513)	61	574	(506)	68

Total	$17,328	$(9,820)	$7,508	$17,139	$(9,389)	$7,750

Intangible assets amortization expense was $434 million and $556 million for the three months ended September 30, 2019 and 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2019:

(In millions)

Year Ending June 30,

2020 (excluding the three months ended September 30, 2019)	$1,096
2021	1,323
2022	1,228
2023	1,087
2024	758
Thereafter	2,016

Total	$7,508

PART I

Item 1

NOTE 9 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2019	June 30, 2019

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$750	$750
2010 issuance of $4.8 billion	2020	–	2040	3.00%	–	4.50%	3.14%	–	4.57%	2,000	2,000
2011 issuance of $2.3 billion	2021	–	2041	4.00%	–	5.30%	4.08%	–	5.36%	1,500	1,500
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,650	1,650
2013 issuance of $5.2 billion	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	3,500	3,500
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,416	4,613
2014 issuance (a)			2019			0.50%			0.50%	18	18
2015 issuance of $23.8 billion	2020	–	2055	1.85%	–	4.75%	1.93%	–	4.78%	22,000	22,000
2016 issuance of $19.8 billion	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	17,250	19,750
2017 issuance of $17.0 billion	2020	–	2057	1.85%	–	4.50%	1.95%	–	4.53%	17,000	17,000

Total face value										70,084	72,781
Unamortized discount and issuance costs										(590)	(603)
Hedge fair value adjustments (b)										1	0

Total debt										69,495	72,178
Current portion of long-term debt										(3,017)	(5,516)

Long-term debt										$66,478	$66,662

(a)	Convertible senior notes issued by LinkedIn, substantially all of which were redeemed after our acquisition of LinkedIn. The remaining notes are not redeemable.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2019 and June 30, 2019, the estimated fair value of long-term debt, including the current portion, was $78.2 billion and $78.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)	September 30, 2019

Year Ending June 30,

2020 (excluding the three months ended September 30, 2019)	$3,018
2021	3,750
2022	7,908
2023	2,750
2024	5,250
Thereafter	47,408

Total	$70,084

NOTE 10 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 16% and 14% for the three months ended September 30, 2019 and 2018, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to a reduction in tax benefits relating to stock-based compensation as well as changes in the mix of our income before income taxes between the U.S. and foreign countries.

PART I

Item 1

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2019, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

Uncertain Tax Positions

As of September 30, 2019 and June 30, 2019, unrecognized tax benefits and other income tax liabilities were $15.7 billion and $15.3 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of September 30, 2019, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2019, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 11 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2019	June 30, 2019

Productivity and Business Processes	$15,560	$16,831
Intelligent Cloud	15,255	16,988
More Personal Computing	3,211	3,387

Total	$34,026	$37,206

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2019

Balance, beginning of period	$37,206
Deferral of revenue	14,922
Recognition of unearned revenue	(18,102)

Balance, end of period	$34,026

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $89 billion as of September 30, 2019, of which $86 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter. Many customers are committing to our products and services for longer contract terms, which is increasing the percentage of remaining performance obligations that will be recognized beyond the next 12 months.

PART I

Item 1

NOTE 12 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Operating lease cost	$465	$410

Finance lease cost:
Amortization of right-of-use assets	$125	$78
Interest on lease liabilities	78	55

Total finance lease cost	$203	$133

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$453	$397
Operating cash flows from finance leases	78	55
Financing cash flows from finance leases	79	47

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	983	496
Finance leases	1,489	419

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2019	June 30, 2019

Operating Leases

Operating lease right-of-use assets	$7,890	$7,379

Other current liabilities	$1,551	$1,515
Operating lease liabilities	6,659	6,188

Total operating lease liabilities	$8,210	$7,703

Finance Leases

Property and equipment, at cost	$8,423	$7,041
Accumulated depreciation	(899)	(774)

Property and equipment, net	$7,524	$6,267

Other current liabilities	$404	$317
Other long-term liabilities	7,461	6,257

Total finance lease liabilities	$7,865	$6,574

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.9%	3.0%
Finance leases	4.3%	4.6%

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2020 (excluding the three months ended September 30, 2019)	$1,303	$532
2021	1,536	727
2022	1,335	740
2023	1,139	746
2024	940	756
Thereafter	2,918	6,779

Total lease payments	9,171	10,280
Less imputed interest	(961)	(2,415)

Total	$8,210	$7,865

As of September 30, 2019, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $2.3 billion and $4.7 billion, respectively. These operating and finance leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 1 year to 16 years.

NOTE 13 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 47 patent infringement cases pending against Microsoft as of September 30, 2019, none of which are material individually or in aggregate.

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

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions, and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The final settlement has been approved by the courts in British Columbia, Ontario, and Quebec, and the claims administration process will commence once the court approves the form of notice to the class.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing is expected to be scheduled in the second quarter of fiscal year 2020.

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. In June 2018, the court denied the plaintiffs’ motion for class certification. Plaintiffs sought an interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit, which was granted in September 2018. Oral argument is scheduled for November 4, 2019.

PART I

Item 1

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

As of September 30, 2019, we accrued aggregate legal liabilities of $346 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $900 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2019, $7.4 billion remained of this $40.0 billion share repurchase program.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2020		2019

First Quarter	29	$4,000	24	$2,600

The shares repurchased were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $967 million and $1.1 billion for the first quarter of fiscal years 2020 and 2019, respectively. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2020				(In millions)

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,893

Fiscal Year 2019

September 18, 2018	November 15, 2018	December 13, 2018	$0.46	$3,544

The dividend declared on September 18, 2019 was included in other current liabilities as of September 30, 2019.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2019	2018

Derivatives

Balance, beginning of period	$0	$173
Unrealized gains (losses), net of tax of $(2) and $(1)	(6)	44

Reclassification adjustments for (gains) losses included in earnings	5	(92)
Tax expense (benefit) included in provision for income taxes	(1)	3

Amounts reclassified from accumulated other comprehensive income (loss)	4	(89)

Net change related to derivatives, net of tax of $(1) and $(4)	(2)	(45)

Balance, end of period	$(2)	$128

Investments

Balance, beginning of period	$1,488	$(850)
Unrealized gains (losses), net of tax of $156 and $(86)	576	(323)

Reclassification adjustments for (gains) losses included in other income (expense), net	1	78
Tax expense (benefit) included in provision for income taxes	0	(16)

Amounts reclassified from accumulated other comprehensive income (loss)	1	62

Net change related to investments, net of tax of $156 and $(70)	577	(261)
Cumulative effect of accounting changes	0	(67)

Balance, end of period	$2,065	$(1,178)

Translation Adjustments and Other

Balance, beginning of period	$(1,828)	$(1,510)
Translation adjustments and other, net of tax of $(8) and $0	(296)	(55)

Balance, end of period	$(2,124)	$(1,565)

Accumulated other comprehensive loss, end of period	$(61)	$(2,615)

NOTE 16 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Microsoft Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office 365 subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.

PART I

Item 1

•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Microsoft Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business and developers. This segment primarily comprises:

•	Server products and cloud services, including Microsoft Azure; Microsoft SQL Server, Windows Server, Visual Studio, System Center, and related CALs; and GitHub.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•

Windows, including Windows original equipment manufacturer (“OEM”) licensing and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows Internet of Things (“IoT”); and MSN advertising.

•	Devices, including Microsoft Surface and PC accessories.
•

Gaming, including Xbox hardware and Xbox content and services, comprising Xbox Live transactions, subscriptions, cloud services, and advertising (“Xbox Live”), video games, and third-party video game royalties.

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

In addition, certain costs incurred at a corporate level that are identifiable and that benefit our segments are allocated to them. These allocated costs include costs of: legal, including settlements and fines; information technology; human resources; finance; excise taxes; field selling; shared facilities services; and customer service and support. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain corporate-level activity is not allocated to our segments.

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2019	2018

Revenue

Productivity and Business Processes	$11,077	$9,771
Intelligent Cloud	10,845	8,567
More Personal Computing	11,133	10,746

Total	$33,055	$29,084

Operating Income

Productivity and Business Processes	$4,782	$3,881
Intelligent Cloud	3,889	2,931
More Personal Computing	4,015	3,143

Total	$12,686	$9,955

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2019 or 2018. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2019	2018

United States (a)	$17,270	$14,740
Other countries	15,785	14,344

Total	$33,055	$29,084

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Server products and cloud services	$9,192	$7,058
Office products and cloud services	8,466	7,622
Windows	5,353	4,901
Gaming	2,542	2,738
Search advertising	1,991	1,788
LinkedIn	1,909	1,530
Enterprise Services	1,545	1,450
Devices	1,202	1,261
Other	855	736

Total	$33,055	$29,084

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $11.6 billion and $8.5 billion for the three months ended September 30, 2019 and 2018, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of June 30, 2019, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated August 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 23, 2019

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2019, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2020 compared with the first quarter of fiscal year 2019 included:

•

Commercial cloud revenue, which includes Microsoft Office 365 Commercial, Microsoft Azure, the commercial portion of LinkedIn, Microsoft Dynamics 365, and other commercial cloud properties, increased 36% to $11.6 billion.

•	Office Commercial revenue increased 13%, driven by Office 365 Commercial growth of 25%.
•	Office Consumer revenue increased 5%, and Office 365 Consumer subscribers increased to 35.6 million.
•	LinkedIn revenue increased 25%.
•	Dynamics revenue increased 14%, driven by Dynamics 365 growth of 41%.
•	Server products and cloud services revenue increased 30%, driven by Azure growth of 59%.
•	Enterprise Services revenue increased 7%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 9%.
•	Windows Commercial revenue increased 26%.
•	Search advertising revenue, excluding traffic acquisition costs, increased 11%.
•	Xbox content and services revenue was relatively unchanged.
•	Microsoft Surface revenue decreased 4%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations in the first quarter of fiscal year 2020.

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

Additional information on our reportable segments is contained in Note 16 – Segment Information and Geographic Data of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2019	2018

Revenue	$33,055	$29,084	14%
Gross margin	22,649	19,179	18%
Operating income	12,686	9,955	27%
Net income	10,678	8,824	21%
Diluted earnings per share	1.38	1.14	21%

The financial results of GitHub have been included in our consolidated financial statements since the date of the acquisition on October 25, 2018.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Revenue increased $4.0 billion or 14%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Windows.

Gross margin increased $3.5 billion or 18%, driven by growth across each of our segments. Gross margin percentage increased, due to gross margin percentage improvement in More Personal Computing and Productivity and Business Processes. Gross margin included a 4 percentage point improvement in commercial cloud, primarily from Azure.

Operating income increased $2.7 billion or 27%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $501 million or 5%, driven by growth in commercial cloud, offset in part by a decline in Gaming.
•	Research and development expenses increased $588 million or 15%, driven by investments in cloud and artificial intelligence (“AI”) engineering, Gaming, GitHub, and LinkedIn.
•	Sales and marketing expenses increased $239 million or 6%, driven by investments in LinkedIn, GitHub, and revenue-driven operating expenses.
•	General and administrative expenses decreased $88 million or 8%.

Gross margin and operating income included an unfavorable foreign currency impact of 2% and 5%, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2019	2018

Revenue

Productivity and Business Processes	$11,077	$9,771	13%
Intelligent Cloud	10,845	8,567	27%
More Personal Computing	11,133	10,746	4%

Total	$33,055	$29,084	14%

Operating Income

Productivity and Business Processes	$4,782	$3,881	23%
Intelligent Cloud	3,889	2,931	33%
More Personal Computing	4,015	3,143	28%

Total	$12,686	$9,955	27%

PART I

Item 2

Reportable Segments

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Productivity and Business Processes

Revenue increased $1.3 billion or 13%.

•

Office Commercial revenue increased $807 million or 13%, driven by Office 365 Commercial, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to cloud offerings. Office 365 Commercial revenue grew 25%, due to growth in seats and higher average revenue per user.

•	Office Consumer revenue increased $51 million or 5%, driven by Office 365 Consumer, due to recurring subscription revenue, and transactional strength in Japan.
•	LinkedIn revenue increased $379 million or 25%, driven by growth across each line of business.
•	Dynamics revenue increased 14%, driven by Dynamics 365.

Operating income increased $901 million or 23%.

•

Gross margin increased $1.2 billion or 16%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage increased, due to gross margin percentage improvement in LinkedIn and Office 365 Commercial, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $287 million or 8%, driven by investments in LinkedIn and cloud engineering.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 3%, and 4%, respectively.

Intelligent Cloud

Revenue increased $2.3 billion or 27%.

•

Server products and cloud services revenue increased $2.1 billion or 30%, driven by Azure. Azure revenue grew 59%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based services and per user-based services. Server products revenue increased 12%, due to hybrid and premium solutions, demand related to Microsoft SQL Server 2008 and Windows Server 2008 end-of-support, and GitHub.

•	Enterprise Services revenue increased $95 million or 7%, driven by growth in Premier Support Services.

Operating income increased $958 million or 33%.

•

Gross margin increased $1.6 billion or 27%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased slightly, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $636 million or 22%, driven by investments in cloud and AI engineering, as well as GitHub.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 3%, and 5%, respectively.

More Personal Computing

Revenue increased $387 million or 4%.

•

Windows revenue increased $452 million or 9%, driven by growth in Windows Commercial and Windows OEM, offset in part by a decline in patent licensing. Windows Commercial revenue increased 26%, driven by an increase in Microsoft 365 agreements, which carry higher in-quarter revenue recognition. Windows OEM revenue increased 9%. Windows OEM Pro revenue grew 19%, ahead of the commercial PC market, driven by healthy Windows 10 demand and strong momentum in advance of Windows 7 end of support. Windows OEM non-Pro revenue declined 7%, below the consumer PC market, driven by continued pressure in the entry level category.

PART I

Item 2

•	Search advertising revenue increased $203 million or 11%. Search advertising revenue, excluding traffic acquisition costs, increased 11%, driven by higher revenue per search.
•

Gaming revenue decreased $196 million or 7%, driven by a decrease in Xbox hardware of 34%, primarily due to a decrease in volume of consoles sold. Xbox content and services revenue was relatively unchanged, primarily due to an increase in video games and subscriptions, offset in part by a high prior year comparable from a third-party title.

•	Surface revenue decreased $44 million or 4%, driven by the timing of product lifecycle transitions.

Operating income increased $872 million or 28%, including an unfavorable foreign currency impact of 3%.

•	Gross margin increased $688 million or 12%, driven by growth in Windows, Search, and Gaming. Gross margin percentage increased, due to mix shift to higher margin businesses.
•	Operating expenses decreased $184 million or 7%, driven by the redeployment of engineering resources, offset in part by investments in Gaming.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2019	2018

Research and development	$4,565	$3,977	15%
As a percent of revenue	14%	14%	0ppt

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

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Research and development expenses increased $588 million or 15%, driven by investments in cloud and AI engineering, Gaming, GitHub, and LinkedIn.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2019	2018

Sales and marketing	$4,337	$4,098	6%
As a percent of revenue	13%	14%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Sales and marketing expenses increased $239 million  or 6%, driven by investments in LinkedIn, GitHub, and revenue-driven operating expenses.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2019	2018

General and administrative	$1,061	$1,149	(8)%
As a percent of revenue	3%	4%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

General and administrative expenses decreased $88 million or 8%.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2019	2018

Interest and dividends income	$724	$681
Interest expense	(637)	(674)
Net recognized gains (losses) on investments	(57)	243
Net gains (losses) on derivatives	46	(3)
Net gains (losses) on foreign currency remeasurements	(58)	5
Other, net	(18)	14

Total	$0	$266

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Interest and dividends income increased primarily due to higher yields on fixed-income securities. Interest expense decreased primarily due to capitalization of interest expense and a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized losses on investments include losses on equity investments in the current period compared to gains in the prior period. Net gains on derivatives includes higher gains on foreign exchange derivatives in the current period compared to the prior period.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 16% and 14% for the three months ended September 30, 2019 and 2018, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to a reduction in tax benefits relating to stock-based compensation as well as changes in the mix of our income before income taxes between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2019, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

PART I

Item 2

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

As of September 30, 2019, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2019, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $136.6 billion and $133.8 billion as of September 30, 2019 and June 30, 2019. Equity investments were $2.7 billion and $2.6 billion as of September 30, 2019 and June 30, 2019, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

PART I

Item 2

Cash Flows

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Cash from operations increased $161 million to $13.8 billion for the three months ended September 30, 2019, mainly due to an increase in cash from customers, offset in part by an increase in cash used to pay income taxes, suppliers, and employees. Cash used in financing increased $2.8 billion to $10.2 billion for the three months ended September 30, 2019, mainly due to a $2.5 billion increase in repayments of debt and a $1.2 billion increase in common stock repurchases, offset in part by a $1.1 billion increase in cash from other financing. Cash used in investing decreased $1.2 billion to $1.8 billion for the three months ended September 30, 2019, mainly due to a $1.2 billion increase in cash from net investment purchases, sales, and maturities.

Debt

We issue debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Our last debt issuance occurred in fiscal year 2017. Refer to Note 9 – Debt of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

The following table outlines the expected future recognition of unearned revenue as of September 30, 2019:

(In millions)

Three Months Ending

December 31, 2019	$13,088
March 31, 2020	9,307
June 30, 2020	5,792
September 30, 2020	1,717
Thereafter	4,122

Total	$34,026

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the three months ended September 30, 2019 and 2018, we repurchased 29 million shares and 24 million shares of our common stock for $4.0 billion and $2.6 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Liquidity

As a result of the Tax Cuts and Jobs Act (“TCJA”), we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $3.2 billion, which included $1.2 billion during the three months ended September 30, 2019. The remaining transition tax of $15.2 billion is payable over the next six years with a final payment in fiscal year 2026. During the three months ended September 30, 2019, we also paid $3.5 billion related to the transfer of intangible properties that occurred in the fourth quarter of fiscal year 2019.

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

PART I

Item 2

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency positions, including hedges. Principal currency exposures include the Euro, Japanese yen, British pound, Canadian dollar, and Australian dollar.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2019	Impact

Foreign currency—Revenue	10% decrease in foreign exchange rates	$(3,947)	Earnings
Foreign currency—Investments	10% decrease in foreign exchange rates	(121)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,694)	Fair Value
Credit	100 basis point increase in credit spreads	(225)	Fair Value
Equity	10% decrease in equity market prices	(248)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 13 – Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

PART II

Item 1A

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

•

Some companies compete with us by modifying and then distributing open source software at little or no cost to end users, and earning revenue on advertising or integrated products and services. These firms do not bear the full costs of research and development for the open source software. Some open source software mimics the features and functionality of our products.

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

Advertising, professional, and social platform abuses

For platform products and services that provide content or host ads that come from or can be influenced by third parties, including GitHub, LinkedIn, Microsoft Advertising, MSN, and Xbox Live, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate. This activity may come from users impersonating other people or organizations, use of our products or services to spread terrorist or violent extremist content or to disseminate information that may be viewed as misleading or intended to manipulate the opinions of our users, or the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business and consolidated financial statements.

PART II

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

PART II

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

PART II

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

The Company’s investment in gaining insights from data is becoming central to the value of the services we deliver to customers, to our operational efficiency and key opportunities in monetization, customer perceptions of quality, and operational efficiency. Our ability to use data in this way may be constrained by regulatory developments that impede realizing the expected return from this investment. Ongoing legal analyses, reviews, and inquiries by regulators of Microsoft practices, or relevant practices of other organizations, may result in burdensome or inconsistent requirements, including data sovereignty and localization requirements, affecting the location, movement, collection, and use of our customer and internal employee data as well as the management of that data. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity, as well as negative publicity and diversion of management time and effort.

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

PART II

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

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems or operations because of a major earthquake, weather event, cyberattack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages in our consolidated financial statements.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(In millions)

July 1, 2019 – July 31, 2019	10,628,432	$138.10	10,628,432	$9,933
August 1, 2019 – August 31, 2019	10,844,234	135.99	10,844,234	8,458
September 1, 2019 – September 30, 2019	7,664,313	137.98	7,664,313	7,401

	29,136,979		29,136,979

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2020:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,893

We returned $7.9 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2020. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. EXHIBITS

15.1	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101
*	Furnished, not filed.

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

October 23, 2019