Form 10-Q
period 2019-12-31
MICROSOFT CORP
filed 2020-01-29
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number 001-37845

MICROSOFT CORPORATION

Washington	91-1144442
(State of incorporation)	(I.R.S. ID)

ONE MICROSOFT WAY, REDMOND, washington 98052-6399

(425) 882-8080

www.microsoft.com/investor

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered

Common stock, $0.00000625 par value per share	MSFT	NASDAQ
2.125% Notes due 2021	MSFT	NASDAQ
3.125% Notes due 2028	MSFT	NASDAQ
2.625% Notes due 2033	MSFT	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 24, 2020

Common Stock, $0.00000625 par value per share	7,606,047,010 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2019

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Revenue:
Product	$18,255	$16,219	$34,023	$33,518
Service and other	18,651	16,252	35,938	28,037

Total revenue	36,906	32,471	69,961	61,555

Cost of revenue:
Product	4,966	5,885	8,271	9,534
Service and other	7,392	6,538	14,493	12,794

Total cost of revenue	12,358	12,423	22,764	22,328

Gross margin	24,548	20,048	47,197	39,227
Research and development	4,603	4,070	9,168	8,047
Sales and marketing	4,933	4,588	9,270	8,686
General and administrative	1,121	1,132	2,182	2,281

Operating income	13,891	10,258	26,577	20,213
Other income, net	194	127	194	393

Income before income taxes	14,085	10,385	26,771	20,606
Provision for income taxes	2,436	1,965	4,444	3,362

Net income	$11,649	$8,420	$22,327	$17,244

Earnings per share:
Basic	$1.53	$1.09	$2.93	$2.24
Diluted	$1.51	$1.08	$2.90	$2.22

Weighted average shares outstanding:
Basic	7,621	7,692	7,628	7,683
Diluted	7,691	7,768	7,701	7,767

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Net income	$11,649	$8,420	$22,327	$17,244

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(4)	(15)	(6)	(60)
Net change related to investments	(420)	881	157	620
Translation adjustments and other	230	(264)	(66)	(319)

Other comprehensive income (loss)	(194)	602	85	241

Comprehensive income	$11,455	$9,022	$22,412	$17,485

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2019	June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$8,864	$11,356
Short-term investments	125,389	122,463

Total cash, cash equivalents, and short-term investments	134,253	133,819
Accounts receivable, net of allowance for doubtful accounts of $384 and $411	23,525	29,524
Inventories	1,823	2,063
Other current assets	7,473	10,146

Total current assets	167,074	175,552
Property and equipment, net of accumulated depreciation of $39,597 and $35,330	40,522	36,477
Operating lease right-of-use assets	8,439	7,379
Equity investments	2,755	2,649
Goodwill	42,248	42,026
Intangible assets, net	7,126	7,750
Other long-term assets	14,630	14,723

Total assets	$282,794	$286,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,811	$9,382
Current portion of long-term debt	6,247	5,516
Accrued compensation	5,421	6,830
Short-term income taxes	2,687	5,665
Short-term unearned revenue	27,343	32,676
Other current liabilities	9,131	9,351

Total current liabilities	59,640	69,420
Long-term debt	63,361	66,662
Long-term income taxes	28,754	29,612
Long-term unearned revenue	3,878	4,530
Deferred income taxes	222	233
Operating lease liabilities	7,172	6,188
Other long-term liabilities	9,658	7,581

Total liabilities	172,685	184,226

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,611 and 7,643	79,625	78,520
Retained earnings	30,739	24,150
Accumulated other comprehensive loss	(255)	(340)

Total stockholders’ equity	110,109	102,330

Total liabilities and stockholders’ equity	$282,794	$286,556

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Operations
Net income	$11,649	$8,420	$22,327	$17,244
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,203	2,995	6,174	5,832
Stock-based compensation expense	1,340	1,183	2,602	2,290
Net recognized gains on investments and derivatives	(203)	(135)	(192)	(375)
Deferred income taxes	(53)	(173)	(230)	(420)
Changes in operating assets and liabilities:
Accounts receivable	(4,203)	(2,396)	5,887	6,798
Inventories	799	1,654	238	698
Other current assets	165	(173)	(273)	(850)
Other long-term assets	(517)	(473)	(850)	(452)
Accounts payable	(7)	(440)	(554)	(835)
Unearned revenue	(2,936)	(2,122)	(5,828)	(4,563)
Income taxes	(471)	(64)	(3,807)	(1,155)
Other current liabilities	1,489	656	(1,831)	(1,666)
Other long-term liabilities	425	(32)	835	11

Net cash from operations	10,680	8,900	24,498	22,557

Financing
Repayments of debt	(18)	(3,000)	(2,518)	(3,000)
Common stock issued	234	200	661	560
Common stock repurchased	(5,206)	(6,413)	(10,118)	(10,157)
Common stock cash dividends paid	(3,886)	(3,544)	(7,396)	(6,764)
Other, net	(39)	(459)	247	(1,239)

Net cash used in financing	(8,915)	(13,216)	(19,124)	(20,600)

Investing
Additions to property and equipment	(3,545)	(3,707)	(6,930)	(7,309)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(80)	(1,593)	(542)	(1,838)
Purchases of investments	(19,011)	(16,858)	(42,401)	(36,409)
Maturities of investments	11,230	3,782	30,312	8,996
Sales of investments	5,370	14,176	11,749	29,407

Net cash used in investing	(6,036)	(4,200)	(7,812)	(7,153)

Effect of foreign exchange rates on cash and cash equivalents	18	17	(54)	(112)

Net change in cash and cash equivalents	(4,253)	(8,499)	(2,492)	(5,308)
Cash and cash equivalents, beginning of period	13,117	15,137	11,356	11,946

Cash and cash equivalents, end of period	$8,864	$6,638	$8,864	$6,638

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Common stock and paid-in capital
Balance, beginning of period	$78,882	$71,303	$78,520	$71,223
Common stock issued	234	5,887	661	6,247
Common stock repurchased	(831)	(828)	(2,157)	(2,215)
Stock-based compensation expense	1,340	1,183	2,602	2,290
Other, net	0	11	(1)	11

Balance, end of period	79,625	77,556	79,625	77,556

Retained earnings
Balance, beginning of period	27,240	17,279	24,150	13,682
Net income	11,649	8,420	22,327	17,244
Common stock cash dividends	(3,875)	(3,546)	(7,762)	(7,074)
Common stock repurchased	(4,275)	(5,568)	(7,976)	(7,944)
Cumulative effect of accounting changes	0	0	0	677

Balance, end of period	30,739	16,585	30,739	16,585

Accumulated other comprehensive income (loss)
Balance, beginning of period	(61)	(2,615)	(340)	(2,187)
Other comprehensive income (loss)	(194)	602	85	241
Cumulative effect of accounting changes	0	0	0	(67)

Balance, end of period	(255)	(2,013)	(255)	(2,013)

Total stockholders’ equity	$110,109	$92,128	$110,109	$92,128

Cash dividends declared per common share	$0.51	$0.46	$1.02	$0.92

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2019 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 1, 2019.

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

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding other-than-temporary impairments, are recorded in other comprehensive income. Debt investments are impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the duration and extent to which the fair value is less than cost. We also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. In addition, we consider specific adverse conditions related to the financial health of, and business outlook, for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in other income (expense), net and a new cost basis in the investment is established.

PART I

Item 1

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a quarterly basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings.

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

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 assets and liabilities include investments in corporate notes and bonds, municipal securities, and goodwill and intangible assets, when they are recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

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

PART I

Item 1

Contract Balances

As of December 31, 2019 and June 30, 2019, long-term accounts receivable, net of allowance for doubtful accounts, was $2.4 billion and $2.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

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

Recent Accounting Guidance Not Yet Adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for us beginning July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We have evaluated the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems, and based on current market conditions, we do not expect the impact to be material upon adoption.

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

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

PART I

Item 1

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Net income available for common shareholders (A)	$11,649	$8,420	$22,327	$17,244

Weighted average outstanding shares of common stock (B)	7,621	7,692	7,628	7,683
Dilutive effect of stock-based awards	70	76	73	84

Common stock and common stock equivalents (C)	7,691	7,768	7,701	7,767

Earnings Per Share

Basic (A/B)	$1.53	$1.09	$2.93	$2.24
Diluted (A/C)	$1.51	$1.08	$2.90	$2.22

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Interest and dividends income	$688	$704	$1,412	$1,385
Interest expense	(654)	(672)	(1,291)	(1,346)
Net recognized gains on investments	162	94	105	337
Net gains on derivatives	41	41	87	38
Net losses on foreign currency remeasurements	(24)	(74)	(82)	(69)
Other, net	(19)	34	(37)	48

Total	$194	$127	$194	$393

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Realized gains from sales of available-for-sale securities	$14	$6	$21	$13
Realized losses from sales of available-for-sale securities	(6)	(5)	(10)	(90)
Other-than-temporary impairments of investments	(1)	(7)	(5)	(7)

Total	$7	$(6)	$6	$(84)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Net realized gains on investments sold	$53	$30	$75	$233
Net unrealized gains on investments still held	111	73	55	191
Impairments of investments	(9)	(3)	(31)	(3)

Total	$155	$100	$99	$421

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

December 31, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$3,966	$0	$0	$3,966	$1,742	$2,224	$0
Certificates of deposit	Level 2	2,591	0	0	2,591	1,548	1,043	0
U.S. government securities	Level 1	102,567	1,995	(105)	104,457	0	104,457	0
U.S. agency securities	Level 2	399	0	0	399	0	399	0
Foreign government bonds	Level 2	6,605	5	(10)	6,600	680	5,920	0
Mortgage- and asset-backed securities	Level 2	3,862	12	(2)	3,872	0	3,872	0
Corporate notes and bonds	Level 2	6,900	130	(7)	7,023	0	7,023	0
Corporate notes and bonds	Level 3	13	0	0	13	0	13	0
Municipal securities	Level 2	289	49	0	338	0	338	0
Municipal securities	Level 3	78	0	0	78	0	78	0

Total debt investments		$127,270	$2,191	$(124)	$129,337	$3,970	$125,367	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,074	$618	$0	$456
Equity investments	Other				2,299	0	0	2,299

Total equity investments					$3,373	$618	$0	$2,755

Cash					$4,276	$4,276	$0	$0
Derivatives, net (a)					22	0	22	0

Total					$137,008	$8,864	$125,389	$2,755

PART I

Item 1

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,211	$0	$0	$2,211	$1,773	$438	$0
Certificates of deposit	Level 2	2,018	0	0	2,018	1,430	588	0
U.S. government securities	Level 1	104,925	1,854	(104)	106,675	769	105,906	0
U.S. agency securities	Level 2	988	0	0	988	698	290	0
Foreign government bonds	Level 2	6,350	4	(8)	6,346	2,506	3,840	0
Mortgage- and asset-backed securities	Level 2	3,554	10	(3)	3,561	0	3,561	0
Corporate notes and bonds	Level 2	7,437	111	(7)	7,541	0	7,541	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	242	48	0	290	0	290	0
Municipal securities	Level 3	7	0	0	7	0	7	0

Total debt investments		$127,747	$2,027	$(122)	$129,652	$7,176	$122,476	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$973	$409	$0	$564
Equity investments	Other				2,085	0	0	2,085

Total equity investments					$3,058	$409	$0	$2,649

Cash					$3,771	$3,771	$0	$0
Derivatives, net (a)					(13)	0	(13)	0

Total					$136,468	$11,356	$122,463	$2,649

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of December 31, 2019 and June 30, 2019, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.3 billion and $1.2 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2019

U.S. government and agency securities	$7,650	$(97)	$9,121	$(8)	$16,771	$(105)
Foreign government bonds	2,545	(3)	11	(7)	2,556	(10)
Mortgage- and asset-backed securities	684	(1)	408	(1)	1,092	(2)
Corporate notes and bonds	220	(3)	137	(4)	357	(7)
Municipal securities	0	0	1	0	1	0

Total	$11,099	$(104)	$9,678	$(20)	$20,777	$(124)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2019

U.S. government and agency securities	$1,491	$(1)	$39,158	$(103)	$40,649	$(104)
Foreign government bonds	25	0	77	(8)	102	(8)
Mortgage- and asset-backed securities	664	(1)	378	(2)	1,042	(3)
Corporate notes and bonds	498	(3)	376	(4)	874	(7)

Total	$2,678	$(5)	$39,989	$(117)	$42,667	$(122)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2019

Due in one year or less	$40,357	$40,381
Due after one year through five years	48,195	49,166
Due after five years through 10 years	37,123	38,138
Due after 10 years	1,595	1,652

Total	$127,270	$129,337

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

PART I

Item 1

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2019, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	December 31, 2019	June 30, 2019

Designated as Hedging Instruments

Foreign exchange contracts purchased	$438	$0
Foreign exchange contracts sold	6,440	6,034
Interest rate contracts purchased	1,187	0

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,460	14,889
Foreign exchange contracts sold	11,738	15,614
Other contracts purchased	1,715	2,007
Other contracts sold	463	456

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	December 31, 2019		June 30, 2019
Designated as Hedging Instruments

Foreign exchange contracts	$33	$(24)	$0	$(93)
Interest rate contracts	0	(11)	0	0

Not Designated as Hedging Instruments

Foreign exchange contracts	165	(148)	204	(172)
Other contracts	33	(4)	46	(7)

Gross amounts of derivatives	231	(187)	250	(272)
Gross amounts of derivatives offset in the balance sheet	(85)	86	(113)	114
Cash collateral received	0	(93)	0	(78)

Net amounts of derivatives	$146	$(194)	$137	$(236)

Reported as

Short-term investments	$22	$0	$(13)	$0
Other current assets	133	0	146	0
Other long-term assets	(9)	0	4	0
Other current liabilities	0	(150)	0	(221)
Other long-term liabilities	0	(44)	0	(15)

Total	$146	$(194)	$137	$(236)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $227 million and $187 million, respectively, as of December 31, 2019, and $247 million and $272 million, respectively, as of June 30, 2019.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2019

Derivative assets	$1	$227	$3	$231
Derivative liabilities	0	(187)	0	(187)

June 30, 2019

Derivative assets	0	247	3	250
Derivative liabilities	0	(272)	0	(272)

PART I

Item 1

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018

(In millions)	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$23	$0	$(184)	$0	$53	$0	$(62)
Hedged items	0	(26)	0	184	0	(59)	0	62
Excluded from effectiveness assessment	0	42	0	45	0	83	0	73
Interest rate contracts
Derivatives	0	(14)	0	0	0	(13)	0	0
Hedged items	0	13	0	0	0	12	0	0

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	0	8	88	0	0	3	180	0
Excluded from effectiveness assessment	0	0	0	(14)	0	0	0	(41)

Not Designated as Hedging Instruments

Foreign exchange contracts	0	52	0	(79)	0	(119)	0	(109)
Other contracts	0	1	0	8	0	2	0	5

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$2	$70	$(4)	$114

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2019	June 30, 2019

Raw materials	$409	$399
Work in process	49	53
Finished goods	1,365	1,611

Total	$1,823	$2,063

PART I

Item 1

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2019	Acquisitions	Other	December 31, 2019

Productivity and Business Processes	$24,277	$7	$(18)	$24,266
Intelligent Cloud	11,351	118	19	11,488
More Personal Computing	6,398	96	0	6,494

Total	$42,026	$221	$1	$42,248

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

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2019			June 30, 2019

Technology-based	$7,821	$(6,097)	$1,724	$7,691	$(5,771)	$1,920
Customer-related	4,673	(2,030)	2,643	4,709	(1,785)	2,924
Marketing-related	4,157	(1,453)	2,704	4,165	(1,327)	2,838
Contract-based	475	(420)	55	574	(506)	68

Total	$17,126	$(10,000)	$7,126	$17,139	$(9,389)	$7,750

Intangible assets amortization expense was $411 million and $845 million for the three and six months ended December 31, 2019, respectively, and $530 million and $1.1 billion for the three and six months ended December 31, 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2019:

(In millions)

Year Ending June 30,

2020 (excluding the six months ended December 31, 2019)	$687
2021	1,346
2022	1,246
2023	1,088
2024	757
Thereafter	2,002

Total	$7,126

PART I

Item 1

NOTE 9 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			December 31, 2019	June 30, 2019

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$750	$750
2010 issuance of $4.8 billion	2020	–	2040	3.00%	–	4.50%	3.14%	–	4.57%	2,000	2,000
2011 issuance of $2.3 billion	2021	–	2041	4.00%	–	5.30%	4.08%	–	5.36%	1,500	1,500
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,650	1,650
2013 issuance of $5.2 billion	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	3,500	3,500
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,546	4,613
2014 issuance										0	18
2015 issuance of $23.8 billion	2020	–	2055	1.85%	–	4.75%	1.93%	–	4.78%	22,000	22,000
2016 issuance of $19.8 billion	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	17,250	19,750
2017 issuance of $17.0 billion	2020	–	2057	1.85%	–	4.50%	1.95%	–	4.53%	17,000	17,000

Total face value										70,196	72,781

Unamortized discount and issuance costs										(577)	(603)
Hedge fair value adjustments (a)										(11)	0

Total debt										69,608	72,178

Current portion of long-term debt										(6,247)	(5,516)

Long-term debt										$63,361	$66,662

(a)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of December 31, 2019 and June 30, 2019, the estimated fair value of long-term debt, including the current portion, was $78.0 billion and $78.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt for each of the next five years and thereafter as of December 31, 2019:

(In millions)

Year Ending June 30,

2020 (excluding the six months ended December 31, 2019)	$3,000
2021	3,750
2022	7,964
2023	2,750
2024	5,250
Thereafter	47,482

Total	$70,196

PART I

Item 1

NOTE 10 — INCOME TAXES

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA”) was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business. We recorded a provisional net charge related to the enactment of the TCJA in fiscal year 2018 and adjusted the provisional net charge by recording additional tax expense of $157 million in the second quarter of fiscal year 2019 pursuant to SEC Staff Accounting Bulletin No. 118.

Effective Tax Rate

Our effective tax rate was 17% and 19% for the three months ended December 31, 2019 and 2018, respectively, and 17% and 16% for the six months ended December 31, 2019 and 2018, respectively. The decrease in our effective tax rate for the three months ended December 31, 2019 compared to the prior year was primarily due to the adjustment of the provisional net charge related to the TCJA in the second quarter of fiscal year 2019. The increase in our effective tax rate for the six months ended December 31, 2019 compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset in part by the adjustment of the provisional net charge related to the TCJA.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2019, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

Uncertain Tax Positions

As of December 31, 2019 and June 30, 2019, unrecognized tax benefits and other income tax liabilities were $16.0 billion and $15.3 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of December 31, 2019, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2019, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

PART I

Item 1

NOTE 11 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2019	June 30, 2019

Productivity and Business Processes	$14,266	$16,831
Intelligent Cloud	13,766	16,988
More Personal Computing	3,189	3,387

Total	$31,221	$37,206

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2019

Balance, beginning of period	$37,206
Deferral of revenue	31,108
Recognition of unearned revenue	(37,093)

Balance, end of period	$31,221

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $93 billion as of December 31, 2019, of which $90 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter. Many customers are committing to our products and services for longer contract terms, which is increasing the percentage of remaining performance obligations that will be recognized beyond the next 12 months.

NOTE 12 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Operating lease cost	$478	$413	$943	$823

Finance lease cost:
Amortization of right-of-use assets	$163	$84	$288	$162
Interest on lease liabilities	84	59	162	114

Total finance lease cost	$247	$143	$450	$276

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$479	$407	$932	$804
Operating cash flows from finance leases	84	59	162	114
Financing cash flows from finance leases	104	54	183	101

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	948	472	1,931	968
Finance leases	863	645	2,352	1,064

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2019	June 30, 2019

Operating Leases

Operating lease right-of-use assets	$8,439	$7,379

Other current liabilities	$1,616	$1,515
Operating lease liabilities	7,172	6,188

Total operating lease liabilities	$8,788	$7,703

Finance Leases

Property and equipment, at cost	$9,403	$7,041
Accumulated depreciation	(1,062)	(774)

Property and equipment, net	$8,341	$6,267

Other current liabilities	$464	$317
Other long-term liabilities	8,287	6,257

Total finance lease liabilities	$8,751	$6,574

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.8%	3.0%
Finance leases	4.1%	4.6%

PART I

Item 1

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2020 (excluding the six months ended December 31, 2019)	$966	$393
2021	1,705	804
2022	1,507	819
2023	1,306	827
2024	1,084	838
Thereafter	3,394	7,619

Total lease payments	9,962	11,300

Less imputed interest	(1,174)	(2,549)

Total	$8,788	$8,751

As of December 31, 2019, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $2.4 billion and $4.2 billion, respectively. These operating and finance leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 1 year to 16 years.

NOTE 13 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 50 patent infringement cases pending against Microsoft as of December 31, 2019, none of which are material individually or in aggregate.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing is scheduled for June 2020.

Employment-Related Litigation

Moussouris v. Microsoft

Current and former female Microsoft employees in certain engineering and information technology roles brought this class action in federal court in Seattle in 2015, alleging systemic gender discrimination in pay and promotions. The plaintiffs moved to certify the class in October 2017. Microsoft filed an opposition in January 2018, attaching an expert report showing no statistically significant disparity in pay and promotions between similarly situated men and women. In June 2018, the court denied the plaintiffs’ motion for class certification. In December 2019, the U.S. Court of Appeals for the Ninth Circuit affirmed the denial of class certification.

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

As of December 31, 2019, we accrued aggregate legal liabilities of $319 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $900 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2019, $2.8 billion remained of this $40.0 billion share repurchase program.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2020		2019

First Quarter	29	$4,000	24	$2,600
Second Quarter	32	4,600	57	6,100

Total	61	$8,600	81	$8,700

The shares repurchased were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $551 million and $1.5 billion for the three and six months ended December 31, 2019, respectively, and $313 million and $1.5 billion for the three and six months ended December 31, 2018, respectively. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2020				(In millions)

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,886
December 4, 2019	February 20, 2020	March 12, 2020	0.51	3,881

Total			$1.02	$7,767

Fiscal Year 2019

September 18, 2018	November 15, 2018	December 13, 2018	$0.46	$3,544
November 28, 2018	February 21, 2019	March 14, 2019	0.46	3,526

Total			$0.92	$7,070

The dividend declared on December 4, 2019 was included in other current liabilities as of December 31, 2019.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Derivatives

Balance, beginning of period	$(2)	$128	$0	$173
Unrealized gains (losses), net of tax of $1, $3, $(1), and $2	2	71	(4)	115

Reclassification adjustments for gains included in earnings	(8)	(88)	(3)	(180)
Tax expense included in provision for income taxes	2	2	1	5

Amounts reclassified from accumulated other comprehensive income (loss)	(6)	(86)	(2)	(175)

Net change related to derivatives, net of tax of $(1), $1, $(2), and $(3)	(4)	(15)	(6)	(60)

Balance, end of period	$(6)	$113	$(6)	$113

Investments

Balance, beginning of period	$2,065	$(1,178)	$1,488	$(850)
Unrealized gains (losses), net of tax of $(111), $234, $45, and $148	(414)	879	162	556

Reclassification adjustments for (gains) losses included in other income (expense), net	(7)	2	(6)	80
Tax expense (benefit) included in provision for income taxes	1	0	1	(16)

Amounts reclassified from accumulated other comprehensive income (loss)	(6)	2	(5)	64

Net change related to investments, net of tax of $(112), $234, $44, and $164	(420)	881	157	620
Cumulative effect of accounting changes	0	0	0	(67)

Balance, end of period	$1,645	$(297)	$1,645	$(297)

Translation Adjustments and Other

Balance, beginning of period	$(2,124)	$(1,565)	$(1,828)	$(1,510)
Translation adjustments and other, net of tax of $0, $(1), $(8), and $(1)	230	(264)	(66)	(319)

Balance, end of period	$(1,894)	$(1,829)	$(1,894)	$(1,829)

Accumulated other comprehensive loss, end of period	$(255)	$(2,013)	$(255)	$(2,013)

PART I

Item 1

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Revenue

Productivity and Business Processes	$11,826	$10,100	$22,903	$19,871
Intelligent Cloud	11,869	9,378	22,714	17,945
More Personal Computing	13,211	12,993	24,344	23,739

Total	$36,906	$32,471	$69,961	$61,555

Operating Income

Productivity and Business Processes	$5,182	$4,015	$9,964	$7,896
Intelligent Cloud	4,531	3,279	8,420	6,210
More Personal Computing	4,178	2,964	8,193	6,107

Total	$13,891	$10,258	$26,577	$20,213

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2019 or 2018. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

United States (a)	$19,149	$16,787	$36,419	$31,527
Other countries	17,757	15,684	33,542	30,028

Total	$36,906	$32,471	$69,961	$61,555

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Server products and cloud services	$10,119	$7,791	$19,311	$14,849
Office products and cloud services	8,983	7,747	17,449	15,369
Windows	5,593	4,758	10,946	9,659
Gaming	3,327	4,232	5,869	6,970
Search advertising	2,163	1,976	4,154	3,764
LinkedIn	2,102	1,693	4,011	3,223
Devices	2,048	1,948	3,250	3,209
Enterprise Services	1,612	1,521	3,157	2,971
Other	959	805	1,814	1,541

Total	$36,906	$32,471	$69,961	$61,555

PART I

Item 1

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $12.5 billion and $24.1 billion for the three and six months ended December 31, 2019, respectively, and $9.0 billion and $17.5 billion for the three and six months ended December 31, 2018, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

January 29, 2020

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

Highlights from the second quarter of fiscal year 2020 compared with the second quarter of fiscal year 2019 included:

•

Commercial cloud revenue, which includes Microsoft Office 365 Commercial, Microsoft Azure, the commercial portion of LinkedIn, Microsoft Dynamics 365, and other commercial cloud properties, increased 39% to $12.5 billion.

•	Office Commercial revenue increased 16%, driven by Office 365 Commercial growth of 27%.
•	Office Consumer revenue increased 19%, and Office 365 Consumer subscribers increased to 37.2 million.
•	LinkedIn revenue increased 24%.
•	Dynamics revenue increased 12%, driven by Dynamics 365 growth of 42%.
•	Server products and cloud services revenue increased 30%, driven by Azure growth of 62%.
•	Enterprise Services revenue increased 6%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 18%.
•	Windows Commercial revenue increased 25%.
•	Search advertising revenue, excluding traffic acquisition costs, increased 6%.
•	Microsoft Surface revenue increased 6%.
•	Xbox content and services revenue decreased 11%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations in the first and second quarter of fiscal year 2020.

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

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2019	2018		2019	2018

Revenue	$36,906	$32,471	14%	$69,961	$61,555	14%
Gross margin	24,548	20,048	22%	47,197	39,227	20%
Operating income	13,891	10,258	35%	26,577	20,213	31%
Net income	11,649	8,420	38%	22,327	17,244	29%
Diluted earnings per share	1.51	1.08	40%	2.90	2.22	31%

Non-GAAP net income	11,649	8,577	36%	22,327	17,401	28%
Non-GAAP diluted earnings per share	1.51	1.10	37%	2.90	2.24	29%

Non-GAAP net income and diluted earnings per share (“EPS”) exclude the net charge related to the Tax Cuts and Jobs Act (“TCJA”) of $157 million in the second quarter of fiscal year 2019. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

The financial results of GitHub have been included in our consolidated financial statements since the date of the acquisition on October 25, 2018.

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Revenue increased $4.4 billion or 14%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Windows, offset in part by a decrease in Gaming.

Gross margin increased $4.5 billion or 22%, driven by growth across each of our segments. Gross margin percentage increased, driven by sales mix shift to higher margin businesses. Gross margin included a 5-point improvement in commercial cloud, primarily from Azure.

Operating income increased $3.6 billion or 35%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue decreased $65 million or 1%, driven by a decline in Gaming, offset in part by growth in commercial cloud.
•	Research and development expenses increased $533 million or 13%, driven by investments in cloud engineering, LinkedIn, and Gaming.
•	Sales and marketing expenses increased $345 million or 8%, driven by investments in LinkedIn and commercial sales.
•	General and administrative expenses decreased $11 million or 1%.

Gross margin and operating income included an unfavorable foreign currency impact of 3% and 4%, respectively.

Prior year net income and diluted EPS were negatively impacted by the net charge related to the TCJA, which resulted in a decrease to net income and diluted EPS of $157 million and $0.02, respectively.

Six Months Ended December 31, 2019 Compared with Six Months Ended December 31, 2018

Revenue increased $8.4 billion or 14%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Windows, offset in part by a decrease in Gaming.

PART I

Item 2

Gross margin increased $8.0 billion or 20%, driven by growth across each of our segments. Gross margin percentage increased, driven by sales mix shift to higher margin businesses. Gross margin included a 5-point improvement in commercial cloud, primarily from Azure.

Operating income increased $6.4 billion or 31%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $436 million or 2%, driven by growth in commercial cloud, offset in part by a decline in Gaming.
•	Research and development expenses increased $1.1 billion or 14%, driven by investments in cloud engineering, LinkedIn, Gaming, and GitHub.
•	Sales and marketing expenses increased $584 million or 7%, driven by investments in LinkedIn and commercial sales.
•	General and administrative expenses decreased $99 million or 4%.

Gross margin and operating income included an unfavorable foreign currency impact of 3% and 5%, respectively.

Prior year net income and diluted EPS were negatively impacted by the net charge related to the TCJA, which resulted in a decrease to net income and diluted EPS of $157 million and $0.02, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2019	2018		2019	2018

Revenue

Productivity and Business Processes	$11,826	$10,100	17%	$22,903	$19,871	15%
Intelligent Cloud	11,869	9,378	27%	22,714	17,945	27%
More Personal Computing	13,211	12,993	2%	24,344	23,739	3%

Total	$36,906	$32,471	14%	$69,961	$61,555	14%

Operating Income

Productivity and Business Processes	$5,182	$4,015	29%	$9,964	$7,896	26%
Intelligent Cloud	4,531	3,279	38%	8,420	6,210	36%
More Personal Computing	4,178	2,964	41%	8,193	6,107	34%

Total	$13,891	$10,258	35%	$26,577	$20,213	31%

Reportable Segments

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Productivity and Business Processes

Revenue increased $1.7 billion or 17%.

•	Office Commercial revenue increased $1.1 billion or 16%, driven by Office 365 Commercial growth of 27%, due to growth in seats and revenue per user.
•	Office Consumer revenue increased $190 million or 19%, driven by Office 365 recurring subscription revenue and transactional strength in Japan, as well as a benefit from a low prior year comparable.
•	LinkedIn revenue increased $409 million or 24%, driven by continued strength across all businesses.
•	Dynamics revenue increased 12%, driven by Dynamics 365 growth of 42%.

PART I

Item 2

Operating income increased $1.2 billion or 29%.

•

Gross margin increased $1.6 billion or 21%, driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage increased, due to gross margin percentage improvement in Office 365 Commercial and LinkedIn, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $442 million or 12%, driven by investments in LinkedIn and cloud engineering.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

Intelligent Cloud

Revenue increased $2.5 billion or 27%.

•

Server products and cloud services revenue increased $2.3 billion or 30%, driven by Azure. Azure revenue grew 62%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based services and per user-based services. Server products revenue increased 10%, due to hybrid and premium solutions, as well as demand related to Windows Server 2008 end of support.

•	Enterprise Services revenue increased $91 million or 6%, driven by growth in Premier Support Services.

Operating income increased $1.3 billion or 38%.

•

Gross margin increased $1.8 billion or 28%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $575 million or 18%, driven by investments in Azure.

Gross margin and operating income included an unfavorable foreign currency impact of 3% and 4%, respectively.

More Personal Computing

Revenue increased $218 million or 2%.

•

Windows revenue increased $835 million or 18%, driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 18%, ahead of PC market growth that was impacted in the prior year by chip supply constraints. Windows OEM Pro revenue grew 26%, driven by continued momentum in advance of Windows 7 end of support and healthy Windows 10 demand, in addition to the benefit from the low prior year comparable. Windows OEM non-Pro revenue grew 4%, driven by the benefit from the low prior year comparable and the timing of license purchases, offset in part by continued pressure in the entry-level category. Windows Commercial revenue increased 25%, primarily driven by an increase in Microsoft 365 agreements, which carry higher in-quarter revenue recognition.

•	Search advertising revenue increased $187 million or 9%. Search advertising revenue, excluding traffic acquisition costs, increased 6%, driven by higher revenue per search.
•	Surface revenue increased $116 million or 6%, driven by commercial growth.
•

Gaming revenue decreased $905 million or 21%. Xbox hardware revenue decreased 43%, primarily due to a decrease in volume and price of consoles sold. Xbox content and services revenue decreased $295 million or 11%, against a high prior year comparable primarily from a third-party title, offset in part by growth in subscriptions.

Operating income increased $1.2 billion or 41%.

•	Gross margin increased $1.1 billion or 18%, driven by growth in Windows and Surface. Gross margin percentage increased, due to sales mix shift to higher margin businesses.
•	Operating expenses decreased $150 million or 5%, driven by the redeployment of engineering resources, offset in part by investments in Gaming, primarily in first-party content.

Gross margin and operating income included an unfavorable foreign currency impact of 2% and 4%, respectively.

PART I

Item 2

Six Months Ended December 31, 2019 Compared with Six Months Ended December 31, 2018

Productivity and Business Processes

Revenue increased $3.0 billion or 15%.

•	Office Commercial revenue increased $1.9 billion or 14%, driven by Office 365 Commercial growth of 26%, due to growth in seats and revenue per user.
•	Office Consumer revenue increased $241 million or 12%, driven by Office 365 recurring subscription revenue and transactional strength in Japan.
•	LinkedIn revenue increased $788 million or 24%, driven by continued strength across all businesses.
•	Dynamics revenue increased 13%, driven by Dynamics 365 growth of 41%.

Operating income increased $2.1 billion or 26%.

•

Gross margin increased $2.8 billion or 19%, driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage increased, due to gross margin percentage improvement in LinkedIn and Office 365 Commercial, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $729 million or 10%, driven by investments in LinkedIn and cloud engineering.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

Intelligent Cloud

Revenue increased $4.8 billion or 27%.

•

Server products and cloud services revenue increased $4.5 billion or 30%, driven by Azure. Azure revenue grew 61%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based services and per user-based services. Server products revenue increased 11%, due to hybrid and premium solutions, demand related to Microsoft SQL Server 2008 and Windows Server 2008 end-of-support, and GitHub.

•	Enterprise Services revenue increased $186 million or 6%, driven by growth in Premier Support Services.

Operating income increased $2.2 billion or 36%.

•

Gross margin increased $3.4 billion or 28%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased slightly, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $1.2 billion or 20%, driven by investments in Azure, as well as GitHub.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

More Personal Computing

Revenue increased $605 million or 3%.

•

Windows revenue increased $1.3 billion or 13%, driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 13%, ahead of PC market growth that was impacted in the prior year by chip supply constraints. Windows OEM Pro revenue grew 22%, driven by continued momentum in advance of Windows 7 end of support and healthy Windows 10 demand, in addition to the benefit from the low prior year comparable. Windows OEM non-Pro revenue declined 1%, driven by continued pressure in the entry-level category, offset in part by the benefit from the low prior year comparable. Windows Commercial revenue increased 26%, driven by an increase in Microsoft 365 agreements, which carry higher in-quarter revenue recognition.

•	Search advertising revenue increased $390 million or 10%. Search advertising revenue, excluding traffic acquisition costs, increased 8%, driven by higher revenue per search.

PART I

Item 2

•	Surface revenue increased $72 million or 2%, driven by commercial growth, offset in part by a decline in consumer.
•

Gaming revenue decreased $1.1 billion or 16%, driven by a decrease in Xbox hardware of 40%, primarily due to a decrease in volume and price of consoles sold. Xbox content and services revenue decreased $302 million or 6%, against a high prior year comparable primarily from a third-party title, offset in part by growth in subscriptions.

Operating income increased $2.1 billion or 34%.

•	Gross margin increased $1.8 billion or 15%, driven by growth in Windows. Gross margin percentage increased, due to sales mix shift to higher margin businesses.
•	Operating expenses decreased $334 million or 6%, driven by the redeployment of engineering resources.

Gross margin and operating income included an unfavorable foreign currency impact of 2% and 3%, respectively.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2019	2018		2019	2018

Research and development	$4,603	$4,070	13%	$9,168	$8,047	14%
As a percent of revenue	12%	13%	(1)ppt	13%	13%	0ppt

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

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Research and development expenses increased $533 million or 13%, driven by investments in cloud engineering,  LinkedIn, and Gaming.

Six Months Ended December 31, 2019 Compared with Six Months Ended December 31, 2018

Research and development expenses increased $1.1 billion or 14%, driven by investments in cloud engineering, LinkedIn, Gaming, and GitHub.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2019	2018		2019	2018

Sales and marketing	$4,933	$4,588	8%	$9,270	$8,686	7%
As a percent of revenue	13%	14%	(1)ppt	13%	14%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Sales and marketing expenses increased $345 million or 8%, driven by investments in LinkedIn and commercial sales.

PART I

Item 2

Six Months Ended December 31, 2019 Compared with Six Months Ended December 31, 2018

Sales and marketing expenses increased $584 million or 7%, driven by investments in LinkedIn and commercial sales.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2019	2018		2019	2018

General and administrative	$1,121	$1,132	(1)%	$2,182	$2,281	(4)%
As a percent of revenue	3%	3%	0ppt	3%	4%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

General and administrative expenses decreased $11 million or 1%.

Six Months Ended December 31, 2019 Compared with Six Months Ended December 31, 2018

General and administrative expenses decreased $99 million or 4%.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018

Interest and dividends income	$688	$704	$1,412	$1,385
Interest expense	(654)	(672)	(1,291)	(1,346)
Net recognized gains on investments	162	94	105	337
Net gains on derivatives	41	41	87	38
Net losses on foreign currency remeasurements	(24)	(74)	(82)	(69)
Other, net	(19)	34	(37)	48

Total	$194	$127	$194	$393

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Interest and dividends income decreased due to lower yields on fixed-income securities. Interest expense decreased due to capitalization of interest expense and a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized gains on investments increased due to higher gains on equity investments.

PART I

Item 2

Six Months Ended December 31, 2019 Compared with Six Months Ended December 31, 2018

Interest and dividends income increased due to higher average portfolio balances on fixed-income securities. Interest expense decreased due to capitalization of interest expense and a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized gains on investments decreased due to lower gains on equity investments. Net gains on derivatives increased due to higher gains on foreign exchange derivatives.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 17% and 19% for the three months ended December 31, 2019 and 2018, respectively, and 17% and 16% for the six months ended December 31, 2019 and 2018, respectively. The decrease in our effective tax rate for the three months ended December 31, 2019 compared to the prior year was primarily due to the adjustment of the provisional net charge related to the TCJA in the second quarter of fiscal year 2019. The increase in our effective tax rate for the six months ended December 31, 2019 compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset in part by the adjustment of the provisional net charge related to the TCJA.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2019, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

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

As of December 31, 2019, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2019, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Non-GAAP net income and diluted earnings per share are non-GAAP financial measures which exclude a net charge related to the TCJA. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2019	2018		2019	2018

Net income	$11,649	$8,420	38%	$22,327	$17,244	29%
Net charge related to the TCJA	0	157	*	0	157	*

Non-GAAP net income	$11,649	$8,577	36%	$22,327	$17,401	28%

Diluted earnings per share	$1.51	$1.08	40%	$2.90	$2.22	31%
Net charge related to the TCJA	0	0.02	*	0	0.02	*

Non-GAAP diluted earnings per share	$1.51	$1.10	37%	$2.90	$2.24	29%

*	Not meaningful.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $134.3 billion and $133.8 billion as of December 31, 2019 and June 30, 2019. Equity investments were $2.8 billion and $2.6 billion as of December 31, 2019 and June 30, 2019, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

PART I

Item 2

Cash Flows

Cash from operations increased $1.9 billion to $24.5 billion for the six months ended December 31, 2019, mainly due to an increase in cash from customers, offset in part by an increase in cash used to pay suppliers, income taxes, and employees. Cash used in financing decreased $1.5 billion to $19.1 billion for the six months ended December 31, 2019, mainly due to other financing to facilitate the purchase of components. Cash used in investing increased $659 million to $7.8 billion for the six months ended December 31, 2019, mainly due to a $2.3 billion increase in cash used for net investment purchases, sales, and maturities, offset in part by a $1.3 billion decrease in cash used for acquisition of companies, net of cash acquired, and purchases of intangible and other assets.

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

The following table outlines the expected future recognition of unearned revenue as of December 31, 2019:

(In millions)

Three Months Ending

March 31, 2020	$12,879
June 30, 2020	8,287
September 30, 2020	3,871
December 31, 2020	2,306
Thereafter	3,878

Total	$31,221

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the six months ended December 31, 2019 and 2018, we repurchased 61 million shares and 81 million shares of our common stock for $8.6 billion and $8.7 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $3.2 billion, which included $1.2 billion during the six months ended December 31, 2019. The remaining transition tax of $15.2 billion is payable over the next six years with a final payment in fiscal year 2026. During the six months ended December 31, 2019, we also paid $3.7 billion related to the transfer of intangible properties that occurred in the fourth quarter of fiscal year 2019.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2019	Impact

Foreign currency-Revenue	10% decrease in foreign exchange rates	$(4,245)	Earnings
Foreign currency-Investments	10% decrease in foreign exchange rates	(130)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,726)	Fair Value
Credit	100 basis point increase in credit spreads	(221)	Fair Value
Equity	10% decrease in equity market prices	(260)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We derive substantial revenue from licenses of Windows operating systems on PCs. We face significant competition from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that in the past were performed by personal computers. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. Popular products or services offered on competing platforms could increase their competitive strength. In addition, some of our devices compete with products made by our original equipment manufacturer (“OEM”) partners, which may affect their commitment to our platform.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. Adversaries that acquire user account information at other companies can use that information to compromise our users’ accounts where accounts share the same attributes as passwords. Inadequate account security practices may also result in unauthorized access. User activity may also result in ransomware or other malicious software impacting a customer’s use of our products or services. We are also increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks.

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

We may not be able to protect our source code from copying if there is an unauthorized disclosure. Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to several licensees, we take significant measures to protect the secrecy of large portions of our source code. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described elsewhere in these risk factors.

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

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, some regulators are taking the position that our offerings such as Teams and Skype are covered by existing laws regulating telecommunications services, and some new laws are defining more of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, and law enforcement surveillance obligations. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI and content moderation, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders to make technology more accessible. If our products do not meet customer expectations or emerging global accessibility requirements, we could lose sales opportunities or face regulatory actions

PART II

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are currently subject to challenges in European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. The Privacy Shield and other potential rules on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. In May 2018, a new EU law governing data practices and privacy, the General Data Protection Regulation (“GDPR”), became effective. The law, which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of new compliance obligations regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if the changes we implement to comply with the GDPR make our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In the U.S., California has adopted, and several states are considering adopting, laws and regulations imposing obligations regarding the handling of personal data.
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

Our business with government customers may present additional uncertainties. We derive substantial revenue from government contracts. Government contracts generally can present risks and challenges not present in private commercial agreements. For instance, we may be subject to government audits and investigations relating to these contracts, we could be suspended or debarred as a governmental contractor, we could incur civil and criminal fines and penalties, and under certain circumstances contracts may be rescinded. Some agreements may allow a government to terminate without cause and provide for higher liability limits for certain losses.  Some contracts may be subject to periodic funding approval, reductions, or delays which could adversely impact public-sector demand for our products and services. These events could negatively impact our results of operations, financial condition, and reputation.

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

The long-term effects of climate change on the global economy and the IT industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the second quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(In millions)

October 1, 2019 – October 31, 2019	12,342,013	$139.25	12,342,013	$5,682
November 1, 2019 – November 30, 2019	9,445,876	147.73	9,445,876	4,287
December 1, 2019 – December 31, 2019	9,661,598	153.79	9,661,598	2,801

	31,449,487		31,449,487

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2020:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

December 4, 2019	February 20, 2020	March 12, 2020	$0.51	$3,881

We returned $8.5 billion to shareholders in the form of share repurchases and dividends in the second quarter of fiscal year 2020. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. EXHIBITS

15.1	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101
*	Furnished, not filed.

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

January 29, 2020