Form 10-Q
period 2020-03-31
MICROSOFT CORP
filed 2020-04-29
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2020

Common Stock, $0.00000625 par value per share	7,583,440,247 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Revenue:
Product	$15,871	$15,448	$49,894	$48,966
Service and other	19,150	15,123	55,088	43,160

Total revenue	35,021	30,571	104,982	92,126

Cost of revenue:
Product	3,376	3,441	11,647	12,975
Service and other	7,599	6,729	22,092	19,523

Total cost of revenue	10,975	10,170	33,739	32,498

Gross margin	24,046	20,401	71,243	59,628
Research and development	4,887	4,316	14,055	12,363
Sales and marketing	4,911	4,565	14,181	13,251
General and administrative	1,273	1,179	3,455	3,460

Operating income	12,975	10,341	39,552	30,554
Other income (expense), net	(132)	145	62	538

Income before income taxes	12,843	10,486	39,614	31,092
Provision for income taxes	2,091	1,677	6,535	5,039

Net income	$10,752	$8,809	$33,079	$26,053

Earnings per share:
Basic	$1.41	$1.15	$4.34	$3.39
Diluted	$1.40	$1.14	$4.30	$3.36

Weighted average shares outstanding:
Basic	7,602	7,672	7,619	7,679
Diluted	7,675	7,744	7,693	7,759

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Net income	$10,752	$8,809	$33,079	$26,053

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(36)	(33)	(42)	(93)
Net change related to investments	3,508	714	3,665	1,334
Translation adjustments and other	(541)	67	(607)	(252)

Other comprehensive income	2,931	748	3,016	989

Comprehensive income	$13,683	$9,557	$36,095	$27,042

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2020	June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$11,710	$11,356
Short-term investments	125,916	122,463

Total cash, cash equivalents, and short-term investments	137,626	133,819
Accounts receivable, net of allowance for doubtful accounts of $446 and $411	22,699	29,524
Inventories	1,644	2,063
Other current assets	8,536	10,146

Total current assets	170,505	175,552
Property and equipment, net of accumulated depreciation of $41,512 and $35,330	41,221	36,477
Operating lease right-of-use assets	8,448	7,379
Equity investments	2,660	2,649
Goodwill	42,064	42,026
Intangible assets, net	6,855	7,750
Other long-term assets	13,696	14,723

Total assets	$285,449	$286,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,246	$9,382
Current portion of long-term debt	3,748	5,516
Accrued compensation	6,254	6,830
Short-term income taxes	3,296	5,665
Short-term unearned revenue	27,012	32,676
Other current liabilities	9,151	9,351

Total current liabilities	58,707	69,420
Long-term debt	62,862	66,662
Long-term income taxes	28,888	29,612
Long-term unearned revenue	3,385	4,530
Deferred income taxes	185	233
Operating lease liabilities	7,248	6,188
Other long-term liabilities	9,673	7,581

Total liabilities	170,948	184,226

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,590 and 7,643	79,813	78,520
Retained earnings	32,012	24,150
Accumulated other comprehensive income (loss)	2,676	(340)

Total stockholders’ equity	114,501	102,330

Total liabilities and stockholders’ equity	$285,449	$286,556

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Operations
Net income	$10,752	$8,809	$33,079	$26,053
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,118	2,926	9,292	8,758
Stock-based compensation expense	1,338	1,172	3,940	3,462
Net recognized losses (gains) on investments and derivatives	52	(95)	(140)	(470)
Deferred income taxes	(206)	(320)	(436)	(740)
Changes in operating assets and liabilities:
Accounts receivable	891	460	6,778	7,258
Inventories	181	12	419	710
Other current assets	94	(14)	(179)	(864)
Other long-term assets	124	(517)	(726)	(969)
Accounts payable	546	(197)	(8)	(1,032)
Unearned revenue	(736)	20	(6,564)	(4,543)
Income taxes	765	276	(3,042)	(879)
Other current liabilities	695	649	(1,136)	(1,017)
Other long-term liabilities	(110)	339	725	350

Net cash from operations	17,504	13,520	42,002	36,077

Financing
Repayments of debt	(3,000)	0	(5,518)	(3,000)
Common stock issued	342	274	1,003	834
Common stock repurchased	(7,059)	(4,753)	(17,177)	(14,910)
Common stock cash dividends paid	(3,876)	(3,526)	(11,272)	(10,290)
Other, net	(1,052)	404	(805)	(835)

Net cash used in financing	(14,645)	(7,601)	(33,769)	(28,201)

Investing
Additions to property and equipment	(3,767)	(2,565)	(10,697)	(9,874)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(329)	(269)	(871)	(2,107)
Purchases of investments	(15,910)	(5,846)	(58,311)	(42,255)
Maturities of investments	17,247	5,893	47,559	14,889
Sales of investments	2,810	1,424	14,559	30,831

Net cash from (used in) investing	51	(1,363)	(7,761)	(8,516)

Effect of foreign exchange rates on cash and cash equivalents	(64)	18	(118)	(94)

Net change in cash and cash equivalents	2,846	4,574	354	(734)
Cash and cash equivalents, beginning of period	8,864	6,638	11,356	11,946

Cash and cash equivalents, end of period	$11,710	$11,212	$11,710	$11,212

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Common stock and paid-in capital
Balance, beginning of period	$79,625	$77,556	$78,520	$71,223
Common stock issued	342	274	1,003	6,521
Common stock repurchased	(1,492)	(1,218)	(3,649)	(3,433)
Stock-based compensation expense	1,338	1,172	3,940	3,462
Other, net	0	7	(1)	18

Balance, end of period	79,813	77,791	79,813	77,791

Retained earnings
Balance, beginning of period	30,739	16,585	24,150	13,682
Net income	10,752	8,809	33,079	26,053
Common stock cash dividends	(3,865)	(3,518)	(11,627)	(10,592)
Common stock repurchased	(5,614)	(3,538)	(13,590)	(11,482)
Cumulative effect of accounting changes	0	0	0	677

Balance, end of period	32,012	18,338	32,012	18,338

Accumulated other comprehensive income (loss)
Balance, beginning of period	(255)	(2,013)	(340)	(2,187)
Other comprehensive income	2,931	748	3,016	989
Cumulative effect of accounting changes	0	0	0	(67)

Balance, end of period	2,676	(1,265)	2,676	(1,265)

Total stockholders’ equity	$114,501	$94,864	$114,501	$94,864

Cash dividends declared per common share	$0.51	$0.46	$1.53	$1.38

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19”).

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

PART I

Item 1

Contract Balances

As of March 31, 2020 and June 30, 2019, long-term accounts receivable, net of allowance for doubtful accounts, was $2.5 billion and $2.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

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

Recent Accounting Guidance Not Yet Adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for us beginning July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We have evaluated the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems. We continue to monitor economic implications of the COVID-19 pandemic; however, based on current market conditions, we do not expect the impact to be material upon adoption.

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

PART I

Item 1

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Net income available for common shareholders (A)	$10,752	$8,809	$33,079	$26,053

Weighted average outstanding shares of common stock (B)	7,602	7,672	7,619	7,679
Dilutive effect of stock-based awards	73	72	74	80

Common stock and common stock equivalents (C)	7,675	7,744	7,693	7,759

Earnings Per Share

Basic (A/B)	$1.41	$1.15	$4.34	$3.39
Diluted (A/C)	$1.40	$1.14	$4.30	$3.36

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Interest and dividends income	$673	$668	$2,085	$2,053
Interest expense	(614)	(671)	(1,905)	(2,017)
Net recognized gains (losses) on investments	(101)	44	4	381
Net gains on derivatives	49	51	136	89
Net gains (losses) on foreign currency remeasurements	(136)	37	(218)	(32)
Other, net	(3)	16	(40)	64

Total	$(132)	$145	$62	$538

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Realized gains from sales of available-for-sale securities	$9	$6	$30	$19
Realized losses from sales of available-for-sale securities	(7)	(10)	(17)	(100)
Other-than-temporary impairments of investments	(7)	0	(12)	(7)

Total	$(5)	$(4)	$1	$(88)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Net realized gains (losses) on investments sold	$(5)	$5	$70	$238
Net unrealized gains (losses) on investments still held	(22)	50	33	241
Impairments of investments	(69)	(7)	(100)	(10)

Total	$(96)	$48	$3	$469

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

March 31, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$5,164	$0	$0	$5,164	$1,442	$3,722	$0
Certificates of deposit	Level 2	2,446	0	0	2,446	1,984	462	0
U.S. government securities	Level 1	96,481	6,543	(13)	103,011	496	102,515	0
U.S. agency securities	Level 2	2,124	0	0	2,124	458	1,666	0
Foreign government bonds	Level 2	7,255	3	(13)	7,245	1,476	5,769	0
Mortgage- and asset-backed securities	Level 2	3,952	16	(37)	3,931	0	3,931	0
Corporate notes and bonds	Level 2	7,444	107	(138)	7,413	32	7,381	0
Corporate notes and bonds	Level 3	49	0	0	49	0	49	0
Municipal securities	Level 2	312	46	(5)	353	0	353	0
Municipal securities	Level 3	84	0	0	84	0	84	0

Total debt investments		$125,311	$6,715	$(206)	$131,820	$5,888	$125,932	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,426	$1,239	$0	$187
Equity investments	Other				2,473	0	0	2,473

Total equity investments					$3,899	$1,239	$0	$2,660

Cash					$4,583	$4,583	$0	$0
Derivatives, net (a)					(16)	0	(16)	0

Total					$140,286	$11,710	$125,916	$2,660

PART I

Item 1

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,211	$0	$0	$2,211	$1,773	$438	$0
Certificates of deposit	Level 2	2,018	0	0	2,018	1,430	588	0
U.S. government securities	Level 1	104,925	1,854	(104)	106,675	769	105,906	0
U.S. agency securities	Level 2	988	0	0	988	698	290	0
Foreign government bonds	Level 2	6,350	4	(8)	6,346	2,506	3,840	0
Mortgage- and asset-backed securities	Level 2	3,554	10	(3)	3,561	0	3,561	0
Corporate notes and bonds	Level 2	7,437	111	(7)	7,541	0	7,541	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	242	48	0	290	0	290	0
Municipal securities	Level 3	7	0	0	7	0	7	0

Total debt investments		$127,747	$2,027	$(122)	$129,652	$7,176	$122,476	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$973	$409	$0	$564
Equity investments	Other				2,085	0	0	2,085

Total equity investments					$3,058	$409	$0	$2,649

Cash					$3,771	$3,771	$0	$0
Derivatives, net (a)					(13)	0	(13)	0

Total					$136,468	$11,356	$122,463	$2,649

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2020 and June 30, 2019, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.3 billion and $1.2 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2020

U.S. government and agency securities	$1,703	$(4)	$372	$(9)	$2,075	$(13)
Foreign government bonds	481	(6)	8	(7)	489	(13)
Mortgage- and asset-backed securities	2,180	(32)	134	(5)	2,314	(37)
Corporate notes and bonds	3,469	(126)	41	(12)	3,510	(138)
Municipal securities	75	(5)	1	0	76	(5)

Total	$7,908	$(173)	$556	$(33)	$8,464	$(206)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2019

U.S. government and agency securities	$1,491	$(1)	$39,158	$(103)	$40,649	$(104)
Foreign government bonds	25	0	77	(8)	102	(8)
Mortgage- and asset-backed securities	664	(1)	378	(2)	1,042	(3)
Corporate notes and bonds	498	(3)	376	(4)	874	(7)

Total	$2,678	$(5)	$39,989	$(117)	$42,667	$(122)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2020

Due in one year or less	$39,008	$39,109
Due after one year through five years	48,552	51,106
Due after five years through 10 years	35,789	39,458
Due after 10 years	1,962	2,147

Total	$125,311	$131,820

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

Equity

Securities held in our equity investments portfolio are subject to market price risk. At times, we may hold options, futures, and swap contracts. These contracts are not designated as hedging instruments and are included in “Other contracts” in the tables below.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. These contracts are not designated as hedging instruments and are included in “Other contracts” in the tables below.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2020, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	March 31, 2020	June 30, 2019

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$0
Foreign exchange contracts sold	7,049	6,034
Interest rate contracts purchased	1,280	0

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,044	14,889
Foreign exchange contracts sold	10,970	15,614
Other contracts purchased	1,694	2,007
Other contracts sold	567	456

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	March 31, 2020		June 30, 2019

Designated as Hedging Instruments

Foreign exchange contracts	$9	$(141)	$0	$(93)
Interest rate contracts	80	0	0	0

Not Designated as Hedging Instruments

Foreign exchange contracts	301	(356)	204	(172)
Other contracts	22	(156)	46	(7)

Gross amounts of derivatives	412	(653)	250	(272)
Gross amounts of derivatives offset in the balance sheet	(128)	134	(113)	114
Cash collateral received	0	(46)	0	(78)

Net amounts of derivatives	$284	$(565)	$137	$(236)

Reported as

Short-term investments	$(16)	$0	$(13)	$0
Other current assets	222	0	146	0
Other long-term assets	78	0	4	0
Other current liabilities	0	(393)	0	(221)
Other long-term liabilities	0	(172)	0	(15)

Total	$284	$(565)	$137	$(236)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $406 million and $653 million, respectively, as of March 31, 2020, and $247 million and $272 million, respectively, as of June 30, 2019.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2020

Derivative assets	$8	$403	$1	$412
Derivative liabilities	(3)	(650)	0	(653)

June 30, 2019

Derivative assets	0	247	3	250
Derivative liabilities	0	(272)	0	(272)

PART I

Item 1

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019

(In millions)	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$(23)	$0	$81	$0	$30	$0	$19
Hedged items	0	32	0	(81)	0	(27)	0	(19)
Excluded from effectiveness assessment	0	35	0	48	0	118	0	121
Interest rate contracts
Derivatives	0	91	0	0	0	78	0	0
Hedged items	0	(92)	0	0	0	(80)	0	0

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	0	(12)	66	0	0	(9)	246	0
Excluded from effectiveness assessment	0	0	0	(21)	0	0	0	(62)

Not Designated as Hedging Instruments

Foreign exchange contracts	0	(98)	0	(87)	0	(217)	0	(196)
Other contracts	0	16	0	22	0	18	0	27

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(46)	$31	$(50)	$145

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2020	June 30, 2019

Raw materials	$655	$399
Work in process	86	53
Finished goods	903	1,611

Total	$1,644	$2,063

PART I

Item 1

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2019	Acquisitions	Other	March 31, 2020

Productivity and Business Processes	$24,277	$7	$(130)	$24,154
Intelligent Cloud	11,351	197	(14)	11,534
More Personal Computing	6,398	96	(118)	6,376

Total	$42,026	$300	$(262)	$42,064

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

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2020			June 30, 2019

Technology-based	$7,899	$(6,235)	$1,664	$7,691	$(5,771)	$1,920
Customer-related	4,675	(2,169)	2,506	4,709	(1,785)	2,924
Marketing-related	4,157	(1,520)	2,637	4,165	(1,327)	2,838
Contract-based	474	(426)	48	574	(506)	68

Total	$17,205	$(10,350)	$6,855	$17,139	$(9,389)	$7,750

Intangible assets amortization expense was $356 million and $1.2 billion for the three and nine months ended March 31, 2020, respectively, and $431 million and $1.5 billion for the three and nine months ended March 31, 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2020:

(In millions)

Year Ending June 30,

2020 (excluding the nine months ended March 31, 2020)	$354
2021	1,369
2022	1,278
2023	1,099
2024	758
Thereafter	1,997

Total	$6,855

PART I

Item 1

NOTE 9 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			March 31, 2020	June 30, 2019

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$750	$750
2010 issuance of $4.8 billion	2020	–	2040	3.00%	–	4.50%	3.14%	–	4.57%	2,000	2,000
2011 issuance of $2.3 billion	2021	–	2041	4.00%	–	5.30%	4.08%	–	5.36%	1,500	1,500
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,650	1,650
2013 issuance of $5.2 billion	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	3,500	3,500
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,443	4,613
2014 issuance										0	18
2015 issuance of $23.8 billion	2020	–	2055	2.00%	–	4.75%	2.09%	–	4.78%	20,500	22,000
2016 issuance of $19.8 billion	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	17,250	19,750
2017 issuance of $17.0 billion	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	15,500	17,000

Total face value										67,093	72,781
Unamortized discount and issuance costs										(563)	(603)
Hedge fair value adjustments (a)										80	0

Total debt										66,610	72,178
Current portion of long-term debt										(3,748)	(5,516)

Long-term debt										$62,862	$66,662

(a)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of March 31, 2020 and June 30, 2019, the estimated fair value of long-term debt, including the current portion, was $77.3 billion and $78.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt as of March 31, 2020:

(In millions)

Year Ending June 30,

2021	$3,750
2022	7,920
2023	2,750
2024	5,250
Thereafter	47,423

Total	$67,093

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

Effective Tax Rate

Our effective tax rate was 16% for the three months ended March 31, 2020 and 2019, and 16% for the nine months ended March 31, 2020 and 2019. The effective tax rate was relatively unchanged for the three months ended March 31, 2020 compared to the prior year, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset in part by tax benefits relating to stock-based compensation. The effective tax rate was relatively unchanged for the nine months ended March 31, 2020 compared to the prior year, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset in part by the adjustment of the provisional net charge related to the TCJA in the second quarter of fiscal year 2019.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2020, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

Uncertain Tax Positions

As of March 31, 2020 and June 30, 2019, unrecognized tax benefits and other income tax liabilities were $16.1 billion and $15.3 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of March 31, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2019, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

PART I

Item 1

NOTE 11 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2020	June 30, 2019

Productivity and Business Processes	$14,077	$16,831
Intelligent Cloud	12,984	16,988
More Personal Computing	3,336	3,387

Total	$30,397	$37,206

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2020

Balance, beginning of period	$37,206
Deferral of revenue	49,749
Recognition of unearned revenue	(56,558)

Balance, end of period	$30,397

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $93 billion as of March 31, 2020, of which $89 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 12 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Operating lease cost	$522	$431	$1,465	$1,254

Finance lease cost:
Amortization of right-of-use assets	$135	$100	$423	$262
Interest on lease liabilities	87	65	249	179

Total finance lease cost	$222	$165	$672	$441

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$505	$425	$1,437	$1,229
Operating cash flows from finance leases	87	65	249	179
Financing cash flows from finance leases	110	66	293	167

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	680	730	2,611	1,698
Finance leases	259	658	2,611	1,722

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2020	June 30, 2019

Operating Leases

Operating lease right-of-use assets	$8,448	$7,379

Other current liabilities	$1,557	$1,515
Operating lease liabilities	7,248	6,188

Total operating lease liabilities	$8,805	$7,703

Finance Leases

Property and equipment, at cost	$9,366	$7,041
Accumulated depreciation	(1,198)	(774)

Property and equipment, net	$8,168	$6,267

Other current liabilities	$470	$317
Other long-term liabilities	8,140	6,257

Total finance lease liabilities	$8,610	$6,574

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.9%	3.0%
Finance leases	4.1%	4.6%

PART I

Item 1

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2020 (excluding the nine months ended March 31, 2020)	$483	$196
2021	1,810	796
2022	1,627	811
2023	1,445	818
2024	1,226	830
Thereafter	3,764	7,601

Total lease payments	10,355	11,052
Less imputed interest	(1,550)	(2,442)

Total	$8,805	$8,610

As of March 31, 2020, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $2.7 billion and $3.5 billion, respectively. These operating and finance leases will commence between fiscal year 2020 and fiscal year 2023 with lease terms of 1 year to 16 years.

NOTE 13 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 49 patent infringement cases pending against Microsoft as of March 31, 2020, none of which are material individually or in aggregate.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions, and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The final settlement has been approved by the courts in British Columbia, Ontario, and Quebec, and the claims administration process will commence once each court approves the form of notice to the class.

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

As of March 31, 2020, we accrued aggregate legal liabilities of $304 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $800 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in December 2016 and was completed in February 2020.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time. As of March 31, 2020, $36.8 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2020		2019

First Quarter	29	$4,000	24	$2,600
Second Quarter	32	4,600	57	6,100
Third Quarter	37	6,000	36	3,899

Total	98	$14,600	117	$12,599

Shares repurchased during the third quarter of fiscal year 2020 were under the share repurchase programs approved on both September 20, 2016 and September 18, 2019. All other shares repurchased were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.1 billion and $2.6 billion for the three and nine months ended March 31, 2020, respectively, and $854 million and $2.3 billion for the three and nine months ended March 31, 2019, respectively. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2020				(In millions)

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,886
December 4, 2019	February 20, 2020	March 12, 2020	0.51	3,876
March 9, 2020	May 21, 2020	June 11, 2020	0.51	3,871

Total			$1.53	$11,633

Fiscal Year 2019

September 18, 2018	November 15, 2018	December 13, 2018	$0.46	$3,544
November 28, 2018	February 21, 2019	March 14, 2019	0.46	3,526
March 11, 2019	May 16, 2019	June 13, 2019	0.46	3,521

Total			$1.38	$10,591

The dividend declared on March 9, 2020 was included in other current liabilities as of March 31, 2020.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Derivatives

Balance, beginning of period	$(6)	$113	$0	$173
Unrealized gains (losses), net of tax of $(12), $0, $(13), and $2	(46)	31	(50)	146

Reclassification adjustments for (gains) losses included in earnings	12	(66)	9	(246)
Tax expense (benefit) included in provision for income taxes	(2)	2	(1)	7

Amounts reclassified from accumulated other comprehensive income (loss)	10	(64)	8	(239)

Net change related to derivatives, net of tax of $(10), $(2), $(12), and $(5)	(36)	(33)	(42)	(93)

Balance, end of period	$(42)	$80	$(42)	$80

Investments

Balance, beginning of period	$1,645	$(297)	$1,488	$(850)
Unrealized gains, net of tax of $932, $189, $977, and $337	3,504	711	3,666	1,267

Reclassification adjustments for (gains) losses included in other income (expense), net	5	4	(1)	84
Tax benefit included in provision for income taxes	(1)	(1)	0	(17)

Amounts reclassified from accumulated other comprehensive income (loss)	4	3	(1)	67

Net change related to investments, net of tax of $933, $190, $977, and $354	3,508	714	3,665	1,334
Cumulative effect of accounting changes	0	0	0	(67)

Balance, end of period	$5,153	$417	$5,153	$417

Translation Adjustments and Other

Balance, beginning of period	$(1,894)	$(1,829)	$(1,828)	$(1,510)
Translation adjustments and other, net of tax of $(51), $1, $(59), and $0	(541)	67	(607)	(252)

Balance, end of period	$(2,435)	$(1,762)	$(2,435)	$(1,762)

Accumulated other comprehensive income (loss), end of period	$2,676	$(1,265)	$2,676	$(1,265)

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”).

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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business and developers. This segment primarily comprises:

•	Server products and cloud services, including Azure; SQL Server, Windows Server, Visual Studio, System Center, and related CALs; and GitHub.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

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

•	Devices, including Surface and PC accessories.
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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Revenue

Productivity and Business Processes	$11,743	$10,242	$34,646	$30,113
Intelligent Cloud	12,281	9,649	34,995	27,594
More Personal Computing	10,997	10,680	35,341	34,419

Total	$35,021	$30,571	$104,982	$92,126

Operating Income

Productivity and Business Processes	$4,788	$3,979	$14,752	$11,875
Intelligent Cloud	4,560	3,208	12,980	9,418
More Personal Computing	3,627	3,154	11,820	9,261

Total	$12,975	$10,341	$39,552	$30,554

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2020 or 2019. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

United States (a)	$17,428	$15,372	$53,847	$46,899
Other countries	17,593	15,199	51,135	45,227

Total	$35,021	$30,571	$104,982	$92,126

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Server products and cloud services	$10,490	$8,053	$29,801	$22,902
Office products and cloud services	8,920	7,889	26,369	23,258
Windows	5,220	4,944	16,166	14,603
Gaming	2,349	2,363	8,218	9,333
Search advertising	1,986	1,911	6,140	5,675
LinkedIn	2,050	1,696	6,061	4,919
Enterprise Services	1,633	1,542	4,790	4,513
Devices	1,412	1,423	4,662	4,632
Other	961	750	2,775	2,291

Total	$35,021	$30,571	$104,982	$92,126

PART I

Item 1

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $13.3 billion and $37.4 billion for the three and nine months ended March 31, 2020, respectively, and $9.6 billion and $27.1 billion for the three and nine months ended March 31, 2019, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of March 31, 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 29, 2020

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

Highlights from the third quarter of fiscal year 2020 compared with the third quarter of fiscal year 2019 included:

•	Commercial cloud revenue increased 39% to $13.3 billion.
•	Office Commercial revenue increased 13%, driven by Office 365 Commercial growth of 25%.
•	Office Consumer revenue increased 15%, with continued growth in Office 365 Consumer subscribers to 39.6 million.
•	LinkedIn revenue increased 21%.
•	Dynamics revenue increased 17%, driven by Dynamics 365 growth of 47%.
•	Server products and cloud services revenue increased 30%, driven by Azure growth of 59%.
•	Enterprise Services revenue increased 6%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue was relatively unchanged.
•	Windows Commercial revenue increased 17%.
•	Search advertising revenue, excluding traffic acquisition costs, increased 1%.
•	Xbox content and services revenue increased 2%.
•	Surface revenue increased 1%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations in the first, second, and third quarter of fiscal year 2020.

Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel policies, implemented retail store and office closures as employees are advised to work from home, and cancelled or shifted our conferences and other marketing events to virtual-only through fiscal year 2021. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

In the third quarter of fiscal year 2020, COVID-19 had minimal net impact on our revenue. In the Productivity and Business Processes and Intelligent Cloud segments, cloud usage increased, particularly in Microsoft 365 including Teams, Azure, Windows Virtual Desktop, advanced security solutions, and Power Platform, as customers shifted to work and learn from home. In the final weeks of the quarter, there was a slowdown in transactional licensing, particularly in small and medium businesses, and a reduction in advertising spend in LinkedIn. In the More Personal Computing segment, Windows OEM and Surface benefited from increased demand to support remote work and learn scenarios, offset in part by supply chain constraints in China that improved late in the quarter. Gaming benefited from increased engagement following stay-at-home guidelines. Search was negatively impacted by reductions in advertising spend, particularly in the industries most impacted by COVID-19. The effects of COVID-19 may not be fully reflected in our financial results until future periods.

PART I

Item 2

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

Metrics

We use metrics in assessing the performance of our business and to make informed decisions regarding the allocation of resources. We disclose metrics to enable investors to evaluate progress against our ambitions, provide transparency into performance trends, and reflect the continued evolution of our products and services. Our commercial and other business metrics are fundamentally connected based on how customers use our products and services. The metrics are disclosed in the MD&A or the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q). Financial metrics are calculated based on GAAP results and growth comparisons relate to the corresponding period of last fiscal year.

Commercial

Our commercial business primarily consists of Server products and cloud services, Office Commercial, Windows Commercial, the commercial portion of LinkedIn, Enterprise Services, and Dynamics. Our commercial metrics allow management and investors to assess the overall health of our commercial business and include leading indicators of future performance.

Commercial remaining performance obligation	Commercial portion of revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Commercial cloud revenue	Revenue from our commercial cloud business, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties

Commercial cloud gross margin percentage	Gross margin percentage for our commercial cloud business

PART I

Item 2

Productivity and Business Processes and Intelligent Cloud

Metrics related to our Productivity and Business Processes and Intelligent Cloud segments assess the health of our core businesses within these segments. The metrics reflect our cloud and on-premises product strategies and trends.

Office Commercial products and cloud services revenue growth

Revenue from Office Commercial products and cloud services, including Office 365 subscriptions and Office licensed on-premises, comprising Office, Exchange, SharePoint, Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”)

Office Consumer products and cloud services revenue growth	Revenue from Office Consumer, including Office 365 subscriptions and Office licensed on-premises

Office 365 Commercial seat growth	The number of Office 365 Commercial seats at end of period where seats are paid users covered by an Office 365 Commercial subscription

Office 365 Consumer subscribers	The number of Office 365 Consumer subscribers at end of period

Dynamics products and cloud services revenue growth	Revenue from Dynamics products and cloud services, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises

LinkedIn revenue growth	Revenue from LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions

Server products and cloud services revenue growth	Revenue from Server products and cloud services, including Azure; SQL Server, Windows Server, Visual Studio, System Center, and related CALs; and GitHub

Enterprise Services revenue growth	Revenue from Enterprise Services, including Premier Support Services and Microsoft Consulting Services

More Personal Computing

Metrics related to our More Personal Computing segment assess the performance of key lines of business within this segment. These metrics provide strategic product insights which allow us to assess the performance across our commercial and consumer businesses. As we have diversity of target audiences and sales motions within the Windows business, we monitor metrics that are reflective of those varying motions.

Windows OEM Pro revenue growth	Revenue from sales of Windows Pro licenses sold through the OEM channel, which primarily addresses demand in the commercial market

Windows OEM non-Pro revenue growth	Revenue from sales of Windows non-Pro licenses sold through the OEM channel, which primarily addresses demand in the consumer market

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising Xbox Live transactions, subscriptions, cloud services, and advertising (“Xbox Live”), video games, and third-party video game royalties

Search advertising revenue, excluding TAC, growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2020	2019		2020	2019

Revenue	$35,021	$30,571	15%	$104,982	$92,126	14%
Gross margin	24,046	20,401	18%	71,243	59,628	19%
Operating income	12,975	10,341	25%	39,552	30,554	29%
Net income	10,752	8,809	22%	33,079	26,053	27%
Diluted earnings per share	1.40	1.14	23%	4.30	3.36	28%

Non-GAAP net income	10,752	8,809	22%	33,079	26,210	26%
Non-GAAP diluted earnings per share	1.40	1.14	23%	4.30	3.38	27%

Non-GAAP net income and diluted earnings per share (“EPS”) for the nine months ended March 31, 2019 exclude the net charge related to the Tax Cuts and Jobs Act (“TCJA”) of $157 million. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Revenue increased $4.5 billion or 15%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Windows.

Gross margin increased $3.6 billion or 18%, driven by growth across each of our segments. Gross margin percentage increased, driven by sales mix shift to higher margin businesses. Commercial cloud gross margin percentage increased 4 points to 67%, primarily driven by improvement in Azure.

Operating income increased $2.6 billion or 25%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $805 million or 8%, driven by growth in commercial cloud.
•	Research and development expenses increased $571 million or 13%, driven by investments in cloud engineering and LinkedIn.
•	Sales and marketing expenses increased $346 million or 8%, driven by investments in LinkedIn and commercial sales, as well as an increase in bad debt expense.
•	General and administrative expenses increased $94 million or 8%.

Gross margin and operating income included an unfavorable foreign currency impact of 2% and 3%, respectively.

Nine Months Ended March 31, 2020 Compared with Nine Months Ended March 31, 2019

Revenue increased $12.9 billion or 14%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office and LinkedIn. More Personal Computing revenue increased, driven by Windows and Search advertising, offset in part by a decrease in Gaming.

Gross margin increased $11.6 billion or 19%, driven by growth across each of our segments. Gross margin percentage increased, driven by sales mix shift to higher margin businesses. Commercial cloud gross margin percentage increased 5 points to 67%, primarily driven by improvement in Azure.

Operating income increased $9.0 billion or 29%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $1.2 billion or 4%, driven by growth in commercial cloud, offset in part by a decline in Gaming.

PART I

Item 2

•	Research and development expenses increased $1.7 billion or 14%, driven by investments in cloud engineering, LinkedIn, and Gaming.
•	Sales and marketing expenses increased $930 million or 7%, driven by investments in LinkedIn and commercial sales.
•	General and administrative expenses were relatively unchanged.

Gross margin and operating income included an unfavorable foreign currency impact of 3% and 4%, respectively.

Prior year net income and diluted EPS were negatively impacted by the net charge related to the TCJA, which resulted in a decrease to net income and diluted EPS of $157 million and $0.02, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2020	2019		2020	2019

Revenue

Productivity and Business Processes	$11,743	$10,242	15%	$34,646	$30,113	15%
Intelligent Cloud	12,281	9,649	27%	34,995	27,594	27%
More Personal Computing	10,997	10,680	3%	35,341	34,419	3%

Total	$35,021	$30,571	15%	$104,982	$92,126	14%

Operating Income

Productivity and Business Processes	$4,788	$3,979	20%	$14,752	$11,875	24%
Intelligent Cloud	4,560	3,208	42%	12,980	9,418	38%
More Personal Computing	3,627	3,154	15%	11,820	9,261	28%

Total	$12,975	$10,341	25%	$39,552	$30,554	29%

Reportable Segments

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Productivity and Business Processes

Revenue increased $1.5 billion or 15%.

•

Office Commercial revenue increased $878 million or 13%, driven by Office 365 Commercial, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to cloud offerings and a slowdown in transactional licensing, primarily in small and medium businesses. Office 365 Commercial revenue grew 25%, due to seat growth of 20% and higher revenue per user.

•	Office Consumer revenue increased $160 million or 15%, driven by Office 365 subscription revenue and strength in Office 2019, primarily in Japan.
•	LinkedIn revenue increased $354 million or 21%, driven by growth across all businesses.
•	Dynamics revenue increased 17%, driven by Dynamics 365 growth of 47%.

Operating income increased $809 million or 20%.

•

Gross margin increased $1.3 billion or 16%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage increased, due to gross margin percentage improvement in Office 365 Commercial and LinkedIn, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $473 million or 12%, driven by investments in LinkedIn and cloud engineering.

Gross margin and operating income included an unfavorable foreign currency impact of 2% and 3%, respectively.

PART I

Item 2

Intelligent Cloud

Revenue increased $2.6 billion or 27%.

•

Server products and cloud services revenue increased $2.4 billion or 30%, driven by Azure. Azure revenue grew 59%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based services and per user-based services. Server products revenue increased 11%, due to hybrid and premium solutions, as well as demand related to Windows Server 2008 end of support.

•	Enterprise Services revenue increased $91 million or 6%, driven by growth in Premier Support Services.

Operating income increased $1.4 billion or 42%.

•

Gross margin increased $2.0 billion or 30%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $625 million or 19%, driven by investments in Azure.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

More Personal Computing

Revenue increased $317 million or 3%.

•

Windows revenue increased $276 million or 6%, driven by growth in Windows Commercial. Windows Commercial revenue increased 17%, primarily driven by increased demand for Microsoft 365. Windows OEM revenue was relatively unchanged. Windows OEM Pro revenue grew 5%, driven by continued Windows 10 momentum, with demand from remote work and learn scenarios, offset in part by supply chain constraints in China. Windows OEM non-Pro revenue decreased 10%, driven by continued pressure in the entry-level category and supply chain constraints in China.

•

Search advertising revenue increased $75 million or 4%. Search advertising revenue, excluding traffic acquisition costs, increased 1%, with reduced advertising spend, particularly in the industries most impacted by COVID-19.

•	Surface revenue increased $11 million or 1%, driven by increased demand from remote work and learn scenarios, offset in part by supply chain constraints in China.
•

Gaming revenue decreased $14 million or 1%. Xbox hardware revenue decreased 20%, primarily due to a decrease in price of consoles sold. Xbox content and services revenue increased $33 million or 2%, primarily due to increased engagement following stay-at-home guidelines, offset in part by a high prior year comparable primarily from a third-party title.

Operating income increased $473 million or 15%.

•	Gross margin increased $386 million or 6%, driven by growth in Windows. Gross margin percentage increased, due to sales mix shift to higher margin businesses.
•	Operating expenses decreased $87 million or 3%, driven by the redeployment of engineering resources.

Gross margin and operating income each included an unfavorable foreign currency impact of 2%.

Nine Months Ended March 31, 2020 Compared with Nine Months Ended March 31, 2019

Productivity and Business Processes

Revenue increased $4.5 billion or 15%.

•

Office Commercial revenue increased $2.7 billion or 14%, driven by Office 365 Commercial, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to cloud offerings. Office 365 Commercial revenue grew 26%, due to seat growth and higher revenue per user.

•	Office Consumer revenue increased $401 million or 13%, driven by Office 365 subscription revenue and strength in Office 2019, primarily in Japan.

PART I

Item 2

•	LinkedIn revenue increased $1.1 billion or 23%, driven by growth across all businesses.
•	Dynamics revenue increased 14%, driven by Dynamics 365 growth of 43%.

Operating income increased $2.9 billion or 24%.

•

Gross margin increased $4.1 billion or 18%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage increased, due to gross margin percentage improvement in Office 365 Commercial and LinkedIn, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $1.2 billion or 11%, driven by investments in LinkedIn and cloud engineering.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

Intelligent Cloud

Revenue increased $7.4 billion or 27%.

•

Server products and cloud services revenue increased $6.9 billion or 30%, driven by Azure. Azure revenue grew 60%, due to higher infrastructure-as-a-service and platform-as-a-service consumption-based services and per user-based services. Server products revenue increased 11%, due to hybrid and premium solutions, as well as demand related to  Windows Server 2008 and SQL Server 2008 end of support.

•	Enterprise Services revenue increased $277 million or 6%, driven by growth in Premier Support Services.

Operating income increased $3.6 billion or 38%.

•

Gross margin increased $5.4 billion or 29%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $1.8 billion or 19%, driven by investments in Azure.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

More Personal Computing

Revenue increased $922 million or 3%.

•

Windows revenue increased $1.6 billion or 11%, driven by growth in Windows Commercial and Windows OEM. Windows Commercial revenue increased 22%, driven by increased demand for Microsoft 365. Windows OEM revenue increased 9%, ahead of PC market growth. Windows OEM Pro revenue grew 16%, driven by continued momentum in advance of Windows 7 end of support and healthy Windows 10 demand. Windows OEM non-Pro revenue declined 4%, driven by continued pressure in the entry-level category.

•	Search advertising revenue increased $465 million or 8%. Search advertising revenue, excluding traffic acquisition costs, increased 6%, driven by higher revenue per search.
•	Surface revenue increased $83 million or 2%, driven by commercial growth, offset in part by a decline in consumer.
•

Gaming revenue decreased $1.1 billion or 12%, driven by a decrease in Xbox hardware of 38%, primarily due to a decrease in volume and price of consoles sold. Xbox content and services revenue decreased $269 million or 4%, against a high prior year comparable primarily from a third-party title, offset in part by strength in Minecraft and growth in subscriptions.

Operating income increased $2.6 billion or 28%, including an unfavorable foreign currency impact of 2%.

•	Gross margin increased $2.1 billion or 12%, driven by growth in Windows. Gross margin percentage increased, due to sales mix shift to higher margin businesses.
•	Operating expenses decreased $421 million or 5%, driven by the redeployment of engineering resources, offset in part by investments in Gaming.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2020	2019		2020	2019

Research and development	$4,887	$4,316	13%	$14,055	$12,363	14%
As a percent of revenue	14%	14%	0ppt	13%	13%	0ppt

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

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Research and development expenses increased $571 million or 13%, driven by investments in cloud engineering and LinkedIn.

Nine Months Ended March 31, 2020 Compared with Nine Months Ended March 31, 2019

Research and development expenses increased $1.7 billion or 14%, driven by investments in cloud engineering, LinkedIn, and Gaming.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2020	2019		2020	2019

Sales and marketing	$4,911	$4,565	8%	$14,181	$13,251	7%
As a percent of revenue	14%	15%	(1)ppt	14%	14%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Sales and marketing expenses increased $346 million or 8%, driven by investments in LinkedIn and commercial sales, as well as an increase in bad debt expense.

Nine Months Ended March 31, 2020 Compared with Nine Months Ended March 31, 2019

Sales and marketing expenses increased $930 million or 7%, driven by investments in LinkedIn and commercial sales.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2020	2019		2020	2019

General and administrative	$1,273	$1,179	8%	$3,455	$3,460	0%
As a percent of revenue	4%	4%	0ppt	3%	4%	(1)ppt

PART I

Item 2

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

General and administrative expenses increased $94 million or 8%.

Nine Months Ended March 31, 2020 Compared with Nine Months Ended March 31, 2019

General and administrative expenses were relatively unchanged.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019

Interest and dividends income	$673	$668	$2,085	$2,053
Interest expense	(614)	(671)	(1,905)	(2,017)
Net recognized gains (losses) on investments	(101)	44	4	381
Net gains on derivatives	49	51	136	89
Net gains (losses) on foreign currency remeasurements	(136)	37	(218)	(32)
Other, net	(3)	16	(40)	64

Total	$(132)	$145	$62	$538

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Interest and dividends income increased due to higher average portfolio balances on fixed-income securities. Interest expense decreased due to capitalization of interest expense and a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized losses on investments include other-than-temporary impairments and losses on equity securities in the current period as compared to net recognized gains on investments in the prior period.

Nine Months Ended March 31, 2020 Compared with Nine Months Ended March 31, 2019

Interest and dividends income increased due to higher average portfolio balances on fixed-income securities. Interest expense decreased due to capitalization of interest expense and a decrease in outstanding long-term debt due to debt maturities, offset in part by higher finance lease expense. Net recognized gains on investments decreased due to lower gains and higher other-than-temporary impairments on equity investments, offset in part by gains on fixed income securities in the current period compared to losses in the prior period. Net gains on derivatives increased due to higher gains on foreign exchange and interest rate derivatives.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 16% for the three months ended March 31, 2020 and 2019, and 16% for the nine months ended March 31, 2020 and 2019. The effective tax rate was relatively unchanged for the three months ended March 31, 2020 compared to the prior year, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset in part by tax benefits relating to stock-based compensation. The effective tax rate was relatively unchanged for the nine months ended March 31, 2020 compared to the prior year, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset in part by the adjustment of the provisional net charge related to the TCJA in the second quarter of fiscal year 2019.

PART I

Item 2

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2020, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

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

As of March 31, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2020	2019		2020	2019

Net income	$10,752	$8,809	22%	$33,079	$26,053	27%
Net charge related to the TCJA	0	0	*	0	157	*

Non-GAAP net income	$10,752	$8,809	22%	$33,079	$26,210	26%

Diluted earnings per share	$1.40	$1.14	23%	$4.30	$3.36	28%
Net charge related to the TCJA	0	0	*	0	0.02	*

Non-GAAP diluted earnings per share	$1.40	$1.14	23%	$4.30	$3.38	27%

*	Not meaningful.

PART I

Item 2

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $137.6 billion and $133.8 billion as of March 31, 2020 and June 30, 2019. Equity investments were $2.7 billion and $2.6 billion as of March 31, 2020 and June 30, 2019, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $5.9 billion to $42.0 billion for the nine months ended March 31, 2020, mainly due to an increase in cash from customers, offset in part by an increase in cash used to pay income taxes, suppliers, and employees. Cash used in financing increased $5.6 billion to $33.8 billion for the nine months ended March 31, 2020, mainly due to a $2.5 billion increase in repayments of debt, a $2.3 billion increase in common stock repurchases, and a $982 million increase in dividends paid. Cash used in investing decreased $755 million to $7.8 billion for the nine months ended March 31, 2020, mainly due to a $1.2 billion decrease in cash used for acquisition of companies, net of cash acquired, and purchases of intangible and other assets, offset in part by an $823 million increase in additions to property and equipment.

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

The following table outlines the expected future recognition of unearned revenue as of March 31, 2020:

(In millions)

Three Months Ending

June 30, 2020	$12,528
September 30, 2020	7,017
December 31, 2020	5,252
March 31, 2021	2,215
Thereafter	3,385

Total	$30,397

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the nine months ended March 31, 2020 and 2019, we repurchased 98 million shares and 117 million shares of our common stock for $14.6 billion and $12.6 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $3.2 billion, which included $1.2 billion during the nine months ended March 31, 2020. The remaining transition tax of $15.2 billion is payable over the next six years with a final payment in fiscal year 2026. During the nine months ended March 31, 2020, we also paid $3.7 billion related to the transfer of intangible properties that occurred in the fourth quarter of fiscal year 2019.

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

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to the recent outbreak of COVID-19. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, contingencies, income taxes, and inventories.

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

Item 2

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2020	Impact

Foreign currency–Revenue	10% decrease in foreign exchange rates	$(4,131)	Earnings
Foreign currency–Investments	10% decrease in foreign exchange rates	(121)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,988)	Fair Value
Credit	100 basis point increase in credit spreads	(241)	Fair Value
Equity	10% decrease in equity market prices	(251)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

•

Competing platforms have content and application marketplaces with scale and significant installed bases. The variety and utility of content and applications available on a platform are important to device purchasing decisions. Users may incur costs to move data and buy new content and applications when switching platforms. To compete, we must successfully enlist developers to write applications for our platform and ensure that these applications have high quality, security, customer appeal, and value. Efforts to compete with competitors’ content and application marketplaces may increase our cost of revenue and lower our operating margins. Competitors’ rules governing their content and applications marketplaces may restrict our ability to distribute products and services through them in accordance with our technical and business model objectives.

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

Our increasing focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with AI. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge worldview is connected with the growth of the Internet of Things (“IoT”). Our success in the IoT will depend on the level of adoption of our offerings such as Azure, Azure Stack, Azure IoT Edge, and Azure Sphere. We may not establish market share sufficient to achieve scale necessary to achieve our business objectives.

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

•	Continuing to enhance the attractiveness of our cloud platforms to third-party developers.

PART II

Item 1A

•	Ensuring our cloud-based services meet the reliability expectations of our customers and maintain the security of their data as well as help them meet their own compliance needs.
•	Making our suite of cloud-based services platform-agnostic, available on a wide range of devices and ecosystems, including those of our competitors.

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

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Office, Bing, SQL Server, Windows Server, Azure, Office 365, Xbox Live, Mixer, LinkedIn, and other products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Edge and Bing, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny and perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, which could negatively impact product and feature adoption, product design, and product quality.

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

To defend against security threats to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide security tools such as firewalls and anti-virus software and information about the need to deploy security measures and the impact of doing so. Customers in certain industries such as financial services, health care, and government may have enhanced or specialized requirements to which we must engineer our product and services.

PART II

Item 1A

The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers, and third parties granted access to their systems, may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install or enable security patches, or may otherwise fail to adopt adequate security practices. Any of these could adversely affect our reputation and revenue. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

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

Digital safety and service misuse

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

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Office 365, Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox Live, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

Adverse economic or market conditions may harm our business. Worsening economic conditions, including inflation, recession, pandemic, or other changes in economic conditions, may cause lower IT spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected.

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

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems or operations because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages in our consolidated financial statements.

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

The occurrence of regional epidemics or a global pandemic may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel policies, implemented retail store and office closures as employees are advised to work from home, and cancelled or shifted our conferences and other marketing events to virtual-only through fiscal year 2021. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

In the third quarter of fiscal year 2020, we have experienced adverse impacts to our supply chain, a slowdown in transactional licensing, and lower demand for our advertising services. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Measures to contain the virus that impact us, our partners, distributors, and suppliers may further intensify these impacts and other risks described in these Risk Factors. Any of these may adversely impact our ability to:

•	Maintain our operations infrastructure, including the reliability and adequate capacity of cloud services.
•	Satisfy our contractual and regulatory compliance obligations as we adapt to changing usage patterns, such as through datacenter load balancing.
•	Ensure a high-quality and consistent supply chain and manufacturing operations for our hardware devices and datacenter operations.
•	Effectively manage our international operations through changes in trade practices and policies.

PART II

Item 1A

•	Hire and deploy people where we most need them.
•	Sustain the effectiveness and productivity of our operations including our sales, marketing, engineering, and distribution functions.

We may incur increased costs to effectively manage these aspects of our business. If we are unsuccessful it may adversely impact our revenues, cash flows, market share growth, and reputation.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the third quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

				(In millions)

January 1, 2020 – January 31, 2020	9,390,412	$163.90	9,390,412	$1,262
February 1, 2020 – February 29, 2020	9,360,179	177.52	9,360,179	39,600
March 1, 2020 – March 31, 2020	18,203,465	153.78	18,203,465	36,801

	36,954,056		36,954,056

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in December 2016 and was completed in February 2020. On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2020:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

March 9, 2020	May 21, 2020	June 11, 2020	$0.51	$3,871

We returned $9.9 billion to shareholders in the form of share repurchases and dividends in the third quarter of fiscal year 2020. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

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

April 29, 2020