Form 10-K
period 2020-06-30
MICROSOFT CORP
filed 2020-07-31
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.2 trillion based on the closing sale price as reported on the NASDAQ National Market System. As of July 27, 2020, there were 7,567,652,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 2, 2020 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2020

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

PART I

ITEM 1. BUSINESS

GENERAL

Embracing Our Future

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. Our platforms and tools help drive small business productivity, large business competitiveness, and public-sector efficiency. They also support new startups, improve educational and health outcomes, and empower human ingenuity. As the world responds to the outbreak of a novel strain of the coronavirus (“COVID-19”), we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology and resources to our customers to help them do their best work while remote.

We continue to transform our business to lead in the new era of the intelligent cloud and intelligent edge. We bring technology and products together into experiences and solutions that unlock value for our customers. Our unique role as a platform and tools provider allows us to connect the dots, bring together an ecosystem of partners, and enable organizations of all sizes to build the digital capability required to address these challenges.

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

Reinvent Productivity and Business Processes

At Microsoft, we’re providing technology and resources to help our customers navigate a remote environment. We’re seeing our family of products play key roles in the ways the world is continuing to work, learn, and connect.

Our growth depends on securely delivering continuous innovation and advancing our leading productivity and collaboration tools and services, including Office, Dynamics, and LinkedIn. Microsoft 365 brings together Office 365, Windows 10, and Enterprise Mobility + Security to help organizations empower their employees with AI-backed tools that unlock creativity, increase teamwork, and fuel innovation, all the while enabling compliance coverage and data protection. Microsoft Teams is enabling rapid digital transformation by giving people a single tool to chat, call, meet, and collaborate. Microsoft Relationship Sales solution brings together LinkedIn Sales Navigator and Dynamics to transform business to business sales through social selling. Dynamics 365 for Talent with LinkedIn Recruiter and Learning gives human resource professionals a complete solution to compete for talent. Microsoft Power Platform empowers employees to build custom applications, automate workflow, and analyze data no matter their technical expertise.

These scenarios represent a move to unlock creativity and discover new habits, while simplifying security and management. Organizations of all sizes have digitized business-critical functions, redefining what they can expect from their business applications. This creates an opportunity to reach new customers and increase usage and engagement with existing customers.

Build the Intelligent Cloud and Intelligent Edge Platform

In the new remote world, companies have accelerated their own digital transformation to empower their employees, optimize their operations, engage customers, and in some cases, change the very core of their products and services. Partnering with organizations on their digital transformation during this period is one of our largest opportunities and we are uniquely positioned to become the strategic digital transformation platform and partner of choice; their success is our success.

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

As one of the two largest providers of cloud computing at scale, we believe we work from a position of strength. Being a global-scale cloud, Azure uniquely offers hybrid consistency, developer productivity, AI capabilities, and trusted security and compliance. We see more emerging use cases and needs for compute and security at the edge and are accelerating our innovation across the spectrum of intelligent edge devices, from IoT sensors to gateway devices and edge hardware to build, manage, and secure edge workloads. With Azure Stack, organizations can extend Azure into their own datacenters to create a consistent stack across the public cloud and the intelligent edge. Our hybrid infrastructure consistency spans identity, data, compute, management, and security, helping to support the real-world needs and evolving regulatory requirements of commercial customers and enterprises. We are accelerating our development of mixed reality solutions with new Azure services and devices. The opportunity to merge the physical and digital worlds, when combined with the power of Azure cloud services, unlocks the potential for entirely new workloads which we believe will shape the next era of computing.

PART I

Item 1

The ability to convert data into AI drives our competitive advantage. Azure SQL Database makes it possible for customers to take SQL Server from their on-premises datacenter to a fully managed instance in the cloud to utilize built-in AI. We are accelerating adoption of AI innovations from research to products. Our innovation helps every developer be an AI developer, with approachable new tools from Azure Machine Learning Studio for creating simple machine learning models, to the powerful Azure Machine Learning Workbench for the most advanced AI modeling and data science.

Create More Personal Computing

We strive to make computing more personal by putting users at the core of the experience, enabling them to interact with technology in more intuitive, engaging, and dynamic ways. In support of this, we are bringing Office, Windows, and devices together for an enhanced and more cohesive customer experience.

Windows 10 serves the enterprise as the most secure and productive operating system. It empowers people with AI-first interfaces ranging from voice-activated commands through Cortana, inking, immersive 3D content storytelling, and mixed reality experiences. Our ambition for Windows 10 monetization opportunities includes gaming, services, subscriptions, and search advertising. Windows also plays a critical role in fueling our cloud business and Microsoft 365 strategy, and it powers the growing range of devices on the “intelligent edge.”

We are committed to designing and marketing first-party devices to help drive innovation, create new device categories, and stimulate demand in the Windows ecosystem. We recently added several new products and accessories into the Surface family, including Surface Book 3 and Surface Go 2. These new Surface products join Surface Pro 7, Surface Laptop 3, and Surface Pro X.

To expand usage and deepen engagement, we continue to invest in content, community, and cloud services as we pursue the expansive opportunity in the gaming industry. We are broadening our approach to how we think about gaming end-to-end, from the way games are created and distributed to how they are played and viewed across PC, console, and mobile. We have a strong position with our large and growing highly engaged community of gamers. Xbox Game Pass, with over 10 million members from 41 countries, is a community with access to a curated library of over 100 first- and third-party console and PC titles. Project xCloud is Microsoft’s game streaming technology that is complementary to our console hardware and will give fans the ultimate choice to play the games they want, with the people they want, on the devices they want.

Our Future Opportunity

In a time of great disruption and uncertainty, customers are looking to us to accelerate their own digital transformations as software and cloud computing play a huge role across every industry and around the world. We continue to develop complete, intelligent solutions for our customers that empower people to stay productive and collaborate, while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

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

PART I

Item 1

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel policies, implemented office closures as employees are advised to work from home, and cancelled or shifted our conferences and other marketing events to virtual-only through fiscal year 2021. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of COVID-19 on our fiscal year 2020 financial results.

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

Commitment to Sustainability

We work to ensure that technology is inclusive, trusted, and increases sustainability. We’re empowering our customers and partners with new technology to help them drive efficiencies, transform their businesses, and create their own solutions for sustainability. In January 2020, we announced a bold new environmental sustainability strategy focused on carbon, water, waste, and ecosystems. As part of our commitment, we are investing $1 billion over the next four years in new technologies and innovative climate solutions. We set an ambitious goal to reduce and ultimately remove Microsoft’s carbon footprint. By 2030 Microsoft will be carbon negative, and by 2050 Microsoft will remove from the environment all the carbon the company has emitted directly or by electrical consumption since it was founded in 1975. We also launched a new initiative to use Microsoft technology to help our suppliers and customers around the world reduce their own carbon footprint.

The investments we make in sustainability carry through to our products, services, and devices. We design our devices, from Surface to Xbox, to minimize their impact on the environment. Our cloud and AI services help businesses cut energy consumption, reduce physical footprints, and design sustainable products. We also pledged a $50 million investment in AI for Earth to accelerate innovation by putting AI in the hands of those working to directly address sustainability challenges. Lastly, this work is supported by using our voice to support policies we think can advance sustainability efforts.

Addressing Racial Injustice

Our future opportunity depends on reaching and empowering all communities, and we are committed to taking action to help address racial injustice and inequity. With significant input from employees and leaders who are members of the Black and African American community, our senior leadership team and board of directors has developed a set of actions to help improve the lived experience at Microsoft and drive change in the communities in which we live and work. These efforts include increasing our representation and culture of inclusion by doubling the number of Black and African American people managers, senior individual contributors, and senior leaders in the United States by 2025; engaging our ecosystem by using our balance sheet and engagement with suppliers and partners to extend the vision for societal change; and strengthening our communities by using the power of data, technology, and partnership to help improve the lives of Black and African American citizens across the United States.

PART I

Item 1

Investing in Digital Skills

With a continued focus on digital transformation, Microsoft is making efforts to help ensure that no one is left behind, particularly as economies start to recover from the COVID-19 pandemic. We are expanding access to the digital skills that have become increasingly vital to many of the world’s jobs, and especially to individuals hardest hit by recent job losses, including those with lower incomes, women, and underrepresented minorities. Our skills initiative brings together learning resources, certification opportunities, and job-seeker tools from LinkedIn, GitHub, and Microsoft Learn, and is built on data insights drawn from LinkedIn’s Economic Graph. This is combined with $20 million we are investing in key non-profit partnerships through Microsoft Philanthropies.

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

Additional information on our operating segments and geographic and product information is contained in Note 19 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions, the Office portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises, comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”).

•

Office Consumer, including Microsoft 365 Consumer (formerly Office 365 Consumer) subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.

•	LinkedIn, including Talent Solutions, Learning Solutions, Marketing Solutions, Sales Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises.

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

PART I

Item 1

Office Consumer

Office Consumer is designed to increase personal productivity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set, and continue to expand our product and service offerings into new markets. Office Consumer revenue is mainly affected by the percentage of customers that buy Office with their new devices and the continued shift from Office licensed on-premises to Microsoft 365 Consumer subscriptions. Office Consumer Services revenue is mainly affected by the demand for communication and storage through Skype, Outlook.com, and OneDrive, which is largely driven by subscriptions, advertising, and the sale of minutes.

LinkedIn

LinkedIn connects the world’s professionals to make them more productive and successful and transforms the way companies hire, market, sell, and learn. Our vision is to create economic opportunity for every member of the global workforce through the ongoing development of the world’s first Economic Graph, a digital representation of the global economy. In addition to LinkedIn’s free services, LinkedIn offers monetized solutions: Talent Solutions, Learning Solutions, Marketing Solutions, Sales Solutions, and Premium Subscriptions. Talent Solutions provide insights for workforce planning and tools to hire, nurture, and develop talent. Learning Solutions, including Glint, help businesses close critical skills gaps in times where companies are having to do more with existing talent. Marketing Solutions help companies grow relationships between businesses. Sales Solutions help companies strengthen customer relationships, empower teams with digital selling tools, and acquire new opportunities. Finally, Premium Subscriptions enables professionals to manage their professional identity, grow their network, and connect with talent through additional services like premium search. LinkedIn has over 700 million members and has offices around the globe. Growth will depend on our ability to increase the number of LinkedIn members and our ability to continue offering services that provide value for our members and increase their engagement. LinkedIn revenue is mainly affected by demand from enterprises and professional organizations for subscriptions to Talent Solutions, Learning Solutions, Sales Solutions, and Premium Subscriptions offerings, as well as member engagement and the quality of the sponsored content delivered to those members to drive Marketing Solutions.

Dynamics

Dynamics provides cloud-based and on-premises business solutions for financial management, enterprise resource planning (“ERP”), customer relationship management (“CRM”), supply chain management, and other application development platforms for small and medium businesses, large organizations, and divisions of global enterprises. Dynamics revenue is driven by the number of users licensed, expansion of average revenue per user, and the continued shift to Dynamics 365, a unified set of cloud-based intelligent business applications.

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

LinkedIn faces competition from online professional networks, recruiting companies, talent management companies, and larger companies that are focusing on talent management and human resource services; job boards; traditional recruiting firms; and companies that provide learning and development products and services. Marketing Solutions competes with online and offline outlets that generate revenue from advertisers and marketers, and Sales Solutions competes with online and offline outlets for companies with lead generation and customer intelligence and insights.

PART I

Item 1

Dynamics competes with vendors such as Oracle, Salesforce.com, and SAP to provide cloud-based and on-premises business solutions for small, medium, and large organizations.

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

Competition

Azure faces diverse competition from companies such as Amazon, Google, IBM, Oracle, VMware, and open source offerings. Our Enterprise Mobility + Security offerings also compete with products from a range of competitors including identity vendors, security solution vendors, and numerous other security point solution vendors. Azure’s competitive advantage includes enabling a hybrid cloud, allowing deployment of existing datacenters with our public cloud into a single, cohesive infrastructure, and the ability to run at a scale that meets the needs of businesses of all sizes and complexities. We believe our cloud’s global scale, coupled with our broad portfolio of identity and security solutions, allows us to effectively solve complex cybersecurity challenges for our customers and differentiates us from the competition.

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

PART I

Item 1

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

•	Devices, including Surface and PC accessories.
•	Gaming, including Xbox hardware and Xbox content and services, comprising Xbox Live (transactions, subscriptions, cloud services, and advertising), video games, and third-party video game royalties.
•	Search.

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

PART I

Item 1

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

Devices

We design, manufacture, and sell devices, including Surface and PC accessories. Our devices are designed to enable people and organizations to connect to the people and content that matter most using Windows and integrated Microsoft products and services. Surface is designed to help organizations, students, and consumers be more productive. Growth in Devices is dependent on total PC shipments, the ability to attract new customers, our product roadmap, and expanding into new categories.

Gaming

Our gaming platform is designed to provide a variety of entertainment through a unique combination of content, community, and cloud. Our exclusive game content is created through Xbox Game Studios, a collection of first-party studios creating iconic and differentiated gaming experiences. We continue to invest in new gaming studios and content to expand our IP roadmap and leverage new content creators. These unique gaming experiences are the cornerstone of Xbox Game Pass, a subscription service and gaming community with access to a curated library of over 100 first- and third-party console and PC titles.

The gamer remains at the heart of the Xbox ecosystem. We continue to open new opportunities for gamers to engage both on- and off-console with both the launch of Project xCloud, our game streaming service, and continued investment in gaming hardware. Project xCloud utilizes Microsoft’s Azure cloud technology to allow direct and on-demand streaming of games to PCs, consoles, and mobile devices, enabling gamers to take their favorites games with them and play on the device most convenient to them. Project xCloud will provide players with more choice over how and where they play.

Xbox Live enables people to connect and share online gaming experiences and is accessible on Xbox consoles, Windows-enabled devices, and other devices. Xbox Live is designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. Xbox revenue is mainly affected by subscriptions and sales of first- and third-party content, as well as advertising. Growth of our Gaming business is determined by the overall active user base through Xbox enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences through first-party content creators.

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

PART I

Item 1

Devices face competition from various computer, tablet, and hardware manufacturers who offer a unique combination of high-quality industrial design and innovative technologies across various price points. These manufacturers, many of which are also current or potential partners and customers, include Apple and our Windows OEMs.

Xbox Live and our cloud gaming services face competition from various online gaming ecosystems and game streaming services, including those operated by Amazon, Apple, Facebook, Google, and Tencent. We also compete with other providers of entertainment services such as Netflix and Hulu. Our gaming platform competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. We believe our gaming platform is effectively positioned against, and uniquely differentiated from, competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own first-party game franchises as well as other digital content offerings.

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

Our devices are primarily manufactured by third-party contract manufacturers. We generally have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements. The majority of our hardware products contain components for which there is only one qualified supplier. Extended disruptions at these suppliers could lead to a similar disruption in our ability to manufacture devices.

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

•	Experiences and Devices, focuses on instilling a unifying product ethos across our end-user experiences and devices, including Office, Windows, Enterprise Mobility + Security, and Surface.
•	AI and Research, focuses on our AI innovations and other forward-looking research and development efforts spanning infrastructure, services, applications, and search.
•	LinkedIn, focuses on our services that transform the way customers hire, market, sell, and learn.
•	Gaming, focuses on developing hardware, content, and services across a large range of platforms to help grow our user base through game experiences and social interaction.

PART I

Item 1

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 63,000 U.S. and international patents issued and over 24,500 pending worldwide. While we employ much of our internally-developed intellectual property exclusively in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations.

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

While our main product research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, Czech Republic, India, Ireland, Israel, and the United Kingdom. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world.

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

PART I

Item 1

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services through the following channels: OEMs, direct, and distributors and resellers. Our sales force performs a variety of functions, including working directly with commercial enterprises and public-sector organizations worldwide to identify and meet their technology and digital transformation requirements; managing OEM relationships; and supporting system integrators, independent software vendors, and other partners who engage directly with our customers to perform sales, consulting, and fulfillment functions for our products and services.

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

We also sell commercial and consumer products and services directly to customers, such as cloud services, search, and gaming, through our digital marketplaces and online stores. In June 2020, we announced a strategic change in our retail operations, including closing our Microsoft Store physical locations.

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

PART I

Item 1

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

SA conveys rights to new software and upgrades for perpetual licenses released over the contract period. It also provides support, tools, training, and other licensing benefits to help customers deploy and use software efficiently. SA is included with certain volume licensing agreements and is an optional purchase with others.

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

Partner Programs

The Microsoft Cloud Solution Provider program offers customers an easy way to license the cloud services they need in combination with the value-added services offered by their systems integrator, managed services provider, or cloud reseller partner. Partners in this program can easily package their own products and services to directly provision, manage, and support their customer subscriptions.

The Microsoft Services Provider License Agreement allows hosting service providers and independent software vendors who want to license eligible Microsoft software products to provide software services and hosted applications to their end customers. Partners license software over a three-year period and are billed monthly based on consumption.

PART I

Item 1

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

PART I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 30, 2020 were as follows:

Name	Age	Position with the Company

Satya Nadella	52	Chief Executive Officer
Christopher C. Capossela	50	Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer
Jean-Philippe Courtois	59	Executive Vice President and President, Microsoft Global Sales, Marketing and Operations
Kathleen T. Hogan	54	Executive Vice President, Human Resources
Amy E. Hood	48	Executive Vice President, Chief Financial Officer
Bradford L. Smith	61	President and Chief Legal Officer

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

Mr. Capossela was appointed Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer in July 2016. He had served as Executive Vice President, Chief Marketing Officer since March 2014. Previously, he served as the worldwide leader of the Consumer Channels Group, responsible for sales and marketing activities with OEMs, operators, and retail partners. In his more than 26 years at Microsoft, Mr. Capossela has held a variety of marketing leadership roles in the Microsoft Office Division. He was responsible for marketing productivity solutions including Microsoft Office, Office 365, SharePoint, Exchange, Skype for Business, Project, and Visio.

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

Ms. Hogan was appointed Executive Vice President, Human Resources in November 2014. Prior to that Ms. Hogan was Corporate Vice President of Microsoft Services. She also served as Corporate Vice President of Customer Service and Support. Ms. Hogan joined Microsoft in 2003. Ms. Hogan also serves on the Board of Directors of Alaska Air Group, Inc.

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

PART I

Item 1

EMPLOYEES

As of June 30, 2020, we employed approximately 163,000 people on a full-time basis, 96,000 in the U.S. and 67,000 internationally. Of the total employed people, 56,000 were in operations, including manufacturing, distribution, product support, and consulting services; 55,000 were in product research and development; 40,000 were in sales and marketing; and 12,000 were in general and administration. Certain of our employees are subject to collective bargaining agreements.

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

PART I

Item 1A

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Office, Bing, SQL Server, Windows Server, Azure, Office 365, Xbox Live, LinkedIn, and other products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Edge and Bing, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny and perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, which could negatively impact product and feature adoption, product design, and product quality.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2018, we completed our acquisition of GitHub, Inc. (“GitHub”) for $7.5 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

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

Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business.

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

PART I

Item 1A

Digital safety and service misuse

Our hosted consumer services as well as our enterprise services may be used by third parties to disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale and the limitations of existing technologies, and when discovered by users, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives to make platforms responsible for preventing or eliminating harmful content online are gaining momentum and we expect this to continue. We may be subject to enhanced regulatory oversight, civil or criminal liability, or reputational damage if we fail to comply with content moderation regulations, adversely affecting our business and consolidated financial statements.

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

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Office 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox Live, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them. On July 22, 2019, our Hungarian subsidiary entered into a non-prosecution agreement (“NPA”) with the U.S. Department of Justice (“DOJ”) and we agreed to the terms of a cease and desist order with the Securities and Exchange Commission. These agreements required us to pay $25.3 million in monetary penalties, disgorgement, and interest pertaining to activities at Microsoft’s subsidiary in Hungary. The NPA, which has a three-year term, also contains certain ongoing compliance requirements, including the obligations to disclose to the DOJ issues that may implicate the FCPA and to cooperate in any inquiries. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies, sanctions, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on restricted entities or countries such as Crimea, Cuba, Iran, North Korea, Sudan, and Syria.

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, some regulators are taking the position that our offerings such as Microsoft Teams and Skype are covered by existing laws regulating telecommunications services, and some new laws, including EU Member State laws under the European Electronic Communications Code, are defining more of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, and law enforcement surveillance obligations. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI and content moderation, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders to make technology more accessible. If our products do not meet customer expectations or emerging global accessibility requirements, we could lose sales opportunities or face regulatory actions

PART I

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling has led to uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. In May 2018, the EU General Data Protection Regulation (“GDPR”), became effective. The law, which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. Engineering efforts to build and maintain capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if our implementation to comply with the GDPR makes our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Countries around the world, and states in the U.S. such as California, have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the handling of personal data.

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

PART I

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

The occurrence of regional epidemics or a global pandemic may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel policies, implemented office closures as employees are advised to work from home, and cancelled or shifted our conferences and other marketing events to virtual-only through fiscal year 2021. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

In the third and fourth quarters of fiscal year 2020, we have experienced adverse impacts to our supply chain, a slowdown in transactional licensing, and lower demand for our advertising services. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

PART I

Item 1A

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

The long-term effects of climate change on the global economy and the IT industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in climate where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services.

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

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2020 that remain unresolved.

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

We also own and lease facilities internationally. The largest owned properties include: our research and development centers in China and India; our datacenters in Ireland, the Netherlands, and Singapore; and our operations and facilities in Ireland and the United Kingdom. The largest leased properties include space in the following locations: Australia, Canada, China, France, Germany, India, Israel, Japan, Netherlands, and the United Kingdom.

In addition to the above locations, we have various product development facilities, both domestically and internationally, as described under Research and Development (Part I, Item 1 of this Form 10-K).

The table below shows a summary of the square footage of our office, datacenter, retail, and other facilities owned and leased domestically and internationally as of June 30, 2020:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	20	14	34
International	7	16	23

Total	27	30	57

ITEM 3. LEGAL PROCEEDINGS

While not material to the Company, the Company makes the following annual report of the general activities of the Company’s Antitrust Compliance Office as required by the Final Order and Judgment in Barovic v. Ballmer et al, United States District Court for the Western District of Washington (“Final Order”). For more information see http://aka.ms/MSLegalNotice2015. This will be the last annual report under the Final Order. During fiscal year 2020, the Antitrust Compliance Office (a) monitored the Company’s compliance with the European Commission Decision of March 24, 2004, (“2004 Decision”) and with the Company’s Public Undertaking to the European Commission dated December 16, 2009 (“2009 Undertaking”); (b) monitored, in the manner required by the Final Order, employee, customer, competitor, regulator, or other third-party complaints regarding compliance with the 2004 Decision, the 2009 Undertaking, or other EU or U.S. laws or regulations governing tying, bundling, and exclusive dealing contracts; and, (c) monitored, in the manner required by the Final Order, the training of the Company’s employees regarding the Company’s antitrust compliance polices. In addition, the Antitrust Compliance Officer reports to the Regulatory and Public Policy Committee of the Board at each of its regularly scheduled meetings and to the full Board annually.

Refer to Note 15 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 27, 2020, there were 91,674 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

	(In millions)

April 1, 2020 – April 30, 2020	8,906,563	$165.90	8,906,563	$35,323
May 1, 2020 – May 31, 2020	9,655,700	182.31	9,655,700	33,563
June 1, 2020 – June 30, 2020	9,648,400	191.80	9,648,400	31,712

	28,210,663		28,210,663

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2020:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 17, 2020	August 20, 2020	September 10, 2020	$0.51	$3,861

We returned $8.9 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2020. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)

Year Ended June 30,	2020	2019	(a)	2018		2017	(d)(e)	2016	(d)

Revenue	$143,015	$125,843		$110,360		$96,571		$91,154
Gross margin	96,937	82,933		72,007		62,310		58,374
Operating income	52,959	42,959		35,058		29,025	(f)	26,078	(g)
Net income	44,281	39,240	(b)	16,571	(c)	25,489	(f)	20,539	(g)
Diluted earnings per share	5.76	5.06	(b)	2.13	(c)	3.25	(f)	2.56	(g)
Cash dividends declared per common share	2.04	1.84		1.68		1.56		1.44
Cash, cash equivalents, and short-term investments	136,527	133,819		133,768		132,981		113,240
Total assets	301,311	286,556		258,848		250,312		202,897
Long-term obligations	110,697	114,806		117,642		106,856		66,705
Stockholders’ equity	118,304	102,330		82,718		87,711		83,090

(a)	GitHub has been included in our consolidated results of operations starting on the October 25, 2018 acquisition date.
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

As the world responds to the outbreak of a novel strain of the coronavirus (“COVID-19”), we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology and resources to our customers to help them do their best work while remote.

Highlights from fiscal year 2020 compared with fiscal year 2019 included:

•	Commercial cloud revenue increased 36% to $51.7 billion.
•	Office Commercial products and cloud services revenue increased 12%, driven by Office 365 Commercial growth of 24%.
•	Office Consumer products and cloud services revenue increased 11%, with continued growth in Office 365 Consumer subscribers to 42.7 million.
•	LinkedIn revenue increased 20%.
•	Dynamics products and cloud services revenue increased 14%, driven by Dynamics 365 growth of 42%.
•	Server products and cloud services revenue increased 27%, driven by Azure growth of 56%.
•	Enterprise Services revenue increased 5%.
•	Windows Commercial products and cloud services revenue increased 18%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 9%.
•	Surface revenue increased 8%.
•	Xbox content and services revenue increased 11%.
•	Search advertising revenue, excluding traffic acquisition costs, was relatively unchanged.

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

PART II

Item 7

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Strengthening of the U.S. dollar relative to certain foreign currencies did not significantly impact reported revenue or expenses from our international operations in the first and second quarters of fiscal year 2019, and reduced reported revenue and expenses from our international operations in the third and fourth quarters of fiscal year 2019. Strengthening of the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations in fiscal year 2020.

Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

COVID-19

In fiscal year 2020, the COVID-19 pandemic impacted our business operations, including our employees, customers, partners, and communities, and we saw the following trends in our financial operating results. In the Productivity and Business Processes and Intelligent Cloud segments, cloud usage and demand increased as customers shifted to work and learn from home. We also experienced a slowdown in transactional licensing, particularly in small and medium businesses, and LinkedIn was negatively impacted by the weak job market and reductions in advertising spend. In the More Personal Computing segment, Windows OEM, Surface, and Gaming benefited from increased demand to support remote work-, play-, and learn-from-home scenarios, while Search was negatively impacted by reductions in advertising spend. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is substantial uncertainty in the nature and degree of its continued effects over time.

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

PART II

Item 7

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

Metrics

We use metrics in assessing the performance of our business and to make informed decisions regarding the allocation of resources. We disclose metrics to enable investors to evaluate progress against our ambitions, provide transparency into performance trends, and reflect the continued evolution of our products and services. Our commercial and other business metrics are fundamentally connected based on how customers use our products and services. The metrics are disclosed in the MD&A or the Notes to Financial Statements (Part II, Item 8 of this Form 10-K). Financial metrics are calculated based on GAAP results and growth comparisons relate to the corresponding period of last fiscal year.

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

PART II

Item 7

Productivity and Business Processes and Intelligent Cloud

Metrics related to our Productivity and Business Processes and Intelligent Cloud segments assess the health of our core businesses within these segments. The metrics reflect our cloud and on-premises product strategies and trends.

Office Commercial products and cloud services revenue growth

Revenue from Office Commercial products and cloud services, including Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises, comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”)

Office Consumer products and cloud services revenue growth	Revenue from Office Consumer products and cloud services, including Microsoft 365 Consumer (formerly Office 365 Consumer) subscriptions and Office licensed on-premises

Office 365 Commercial seat growth	The number of Office 365 Commercial seats at end of period where seats are paid users covered by an Office 365 Commercial subscription

Office 365 Consumer subscribers	The number of Office 365 Consumer subscribers at end of period

Dynamics products and cloud services revenue growth	Revenue from Dynamics products and cloud services, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises

LinkedIn revenue growth	Revenue from LinkedIn, including Talent Solutions, Learning Solutions, Marketing Solutions, Sales Solutions, and Premium Subscriptions

Server products and cloud services revenue growth	Revenue from Server products and cloud services, including Azure; SQL Server, Windows Server, Visual Studio, System Center, and related CALs; and GitHub

Enterprise Services revenue growth	Revenue from Enterprise Services, including Premier Support Services and Microsoft Consulting Services

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

Windows OEM Pro revenue growth	Revenue from sales of Windows Pro licenses sold through the OEM channel, which primarily addresses demand in the commercial market

Windows OEM non-Pro revenue growth	Revenue from sales of Windows non-Pro licenses sold through the OEM channel, which primarily addresses demand in the consumer market

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising Xbox Live (transactions, subscriptions, cloud services, and advertising), video games, and third-party video game royalties

Search advertising revenue, excluding TAC, growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers

PART II

Item 7

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2020	2019	2018	Percentage Change 2020 Versus 2019	Percentage Change 2019 Versus 2018

Revenue	$143,015	$125,843	$110,360	14%	14%
Gross margin	96,937	82,933	72,007	17%	15%
Operating income	52,959	42,959	35,058	23%	23%
Net income	44,281	39,240	16,571	13%	137%
Diluted earnings per share	5.76	5.06	2.13	14%	138%

Non-GAAP net income	44,281	36,830	30,267	20%	22%
Non-GAAP diluted earnings per share	5.76	4.75	3.88	21%	22%

Non-GAAP net income and diluted earnings per share (“EPS”) exclude the net tax impact of transfer of intangible properties in fiscal year 2019 and the net tax impact of the Tax Cuts and Jobs Act (“TCJA”) in fiscal years 2019 and 2018. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Fiscal Year 2020 Compared with Fiscal Year 2019

Revenue increased $17.2 billion or 14%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office Commercial and LinkedIn. More Personal Computing revenue increased, driven by Windows and Surface.

Gross margin increased $14.0 billion or 17%, driven by growth across each of our segments. Gross margin percentage increased, driven by sales mix shift to higher margin businesses. Commercial cloud gross margin percentage increased 4 points to 67%, primarily driven by improvement in Azure.

Operating income increased $10.0 billion or 23%, driven by growth across each of our segments.

Key changes in expenses were:

•	Cost of revenue increased $3.2 billion or 7%, driven by growth in commercial cloud.
•	Research and development expenses increased $2.4 billion or 14%, driven by investments in cloud engineering, LinkedIn, Devices, and Gaming.
•	Sales and marketing expenses increased $1.4 billion or 8%, driven by investments in LinkedIn and commercial sales, and an increase in bad debt expense.
•

General and administrative expenses increased $226 million or 5%, driven by charges associated with the closing of our Microsoft Store physical locations, offset in part by a reduction in business taxes and legal expenses.

Gross margin and operating income included an unfavorable foreign currency impact of 2% and 4%, respectively.

Prior year net income included a $2.6 billion net income tax benefit related to intangible property transfers and a $157 million net charge related to the enactment of the TCJA, which together resulted in an increase to net income and diluted EPS of $2.4 billion and $0.31, respectively.

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

PART II

Item 7

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

Fiscal year 2019 net income included a $2.6 billion net income tax benefit related to intangible property transfers and a $157 million net charge related to the enactment of the TCJA, which together resulted in an increase to net income and diluted EPS of $2.4 billion and $0.31, respectively. Fiscal year 2018 net income and diluted EPS were negatively impacted by the net charge related to the enactment of the TCJA, which resulted in a decrease to net income and diluted EPS of $13.7 billion and $1.75, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2020	2019	2018	Percentage Change 2020 Versus 2019	Percentage Change 2019 Versus 2018

Revenue

Productivity and Business Processes	$46,398	$41,160	$35,865	13%	15%
Intelligent Cloud	48,366	38,985	32,219	24%	21%
More Personal Computing	48,251	45,698	42,276	6%	8%

Total	$143,015	$125,843	$110,360	14%	14%

Operating Income

Productivity and Business Processes	$18,724	$16,219	$12,924	15%	25%
Intelligent Cloud	18,324	13,920	11,524	32%	21%
More Personal Computing	15,911	12,820	10,610	24%	21%

Total	$52,959	$42,959	$35,058	23%	23%

Reportable Segments

Fiscal Year 2020 Compared with Fiscal Year 2019

Productivity and Business Processes

Revenue increased $5.2 billion or 13%.

•

Office Commercial products and cloud services revenue increased $3.1 billion or 12%, driven by Office 365 Commercial, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to cloud offerings. Office 365 Commercial revenue grew 24%, due to seat growth and higher revenue per user.

•

Office Consumer products and cloud services revenue increased $458 million or 11%, driven by Microsoft 365 Consumer subscription revenue and transactional strength in Japan. Office 365 Consumer subscribers increased 23% to 42.7 million with increased demand from remote work and learn scenarios.

•	LinkedIn revenue increased $1.3 billion or 20%, driven by growth across all businesses.
•	Dynamics products and cloud services revenue increased 14%, driven by Dynamics 365 growth of 42%.

PART II

Item 7

Operating income increased $2.5 billion or 15%.

•

Gross margin increased $4.1 billion or 13%, driven by growth in Office Commercial and LinkedIn. Gross margin percentage was relatively unchanged, due to gross margin percentage improvement in LinkedIn, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $1.6 billion or 11%, driven by investments in LinkedIn and cloud engineering.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

Intelligent Cloud

Revenue increased $9.4 billion or 24%.

•

Server products and cloud services revenue increased $8.8 billion or 27%, driven by Azure. Azure revenue grew 56%, due to growth in our consumption-based services. Server products revenue increased 8%, due to hybrid and premium solutions, as well as demand related to SQL Server 2008 and Windows Server 2008 end of support.

•	Enterprise Services revenue increased $285 million or 5%, driven by growth in Premier Support Services.

Operating income increased $4.4 billion or 32%.

•

Gross margin increased $6.9 billion or 26%, driven by growth in server products and cloud services revenue and cloud services scale and efficiencies. Gross margin percentage increased slightly, due to gross margin percentage improvement in Azure, offset in part by an increased mix of cloud offerings.

•	Operating expenses increased $2.5 billion or 19%, driven by investments in Azure.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 4%, respectively.

More Personal Computing

Revenue increased $2.6 billion or 6%.

•

Windows revenue increased $1.9 billion or 9%, driven by growth in Windows Commercial and Windows OEM. Windows Commercial products and cloud services revenue increased 18%, driven by increased demand for Microsoft 365. Windows OEM revenue increased 9%, ahead of PC market growth. Windows OEM Pro revenue grew 11%, driven by Windows 7 end of support and healthy Windows 10 demand, offset in part by weakness in small and medium businesses. Windows OEM non-Pro revenue grew 5%, driven by consumer demand from remote work and learn scenarios.

•	Surface revenue increased $457 million or 8%, driven by increased demand from remote work and learn scenarios.
•

Gaming revenue increased $189 million or 2%, driven by an increase in Xbox content and services, offset in part by a decrease in Xbox hardware. Xbox content and services revenue increased $943 million or 11% on a strong prior year comparable, driven by growth in Minecraft, third-party titles, and subscriptions, accelerated by higher engagement during stay-at-home guidelines. Xbox hardware revenue declined 31%, primarily due to a decrease in volume and price of consoles sold.

•	Search advertising revenue increased $112 million or 1%. Search advertising revenue, excluding traffic acquisition costs, was relatively unchanged.

Operating income increased $3.1 billion or 24%.

•

Gross margin increased $3.0 billion or 12%, driven by growth in Windows, Gaming, and Surface. Gross margin percentage increased, due to sales mix shift to higher margin businesses and gross margin percentage improvement in Gaming.

•

Operating expenses decreased $119 million or 1%, driven by the redeployment of engineering resources, offset in part by charges associated with the closing of our Microsoft Store physical locations and investments in Gaming.

PART II

Item 7

Gross margin and operating income included an unfavorable foreign currency impact of 2% and 3%, respectively.

Fiscal Year 2019 Compared with Fiscal Year 2018

Productivity and Business Processes

Revenue increased $5.3 billion or 15%.

•

Office Commercial products and cloud services revenue increased $3.2 billion or 13%, driven by Office 365 Commercial, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to cloud offerings. Office 365 Commercial grew 33%, due to growth in seats and higher average revenue per user.

•	Office Consumer products and cloud services revenue increased $286 million or 7%, driven by Microsoft 365 Consumer, due to recurring subscription revenue and transactional strength in Japan.
•	LinkedIn revenue increased $1.5 billion or 28%, driven by growth across each line of business.
•	Dynamics products and cloud services revenue increased 15%, driven by Dynamics 365 growth.

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

More Personal Computing

Revenue increased $3.4 billion or 8%.

•

Windows revenue increased $877 million or 4%, driven by growth in Windows Commercial and Windows OEM, offset in part by a decline in patent licensing. Windows Commercial products and cloud services revenue increased 14%, driven by an increased mix of multi-year agreements that carry higher in-quarter revenue recognition. Windows OEM revenue increased 4%. Windows OEM Pro revenue grew 10%, ahead of the commercial PC market, driven by healthy Windows 10 demand. Windows OEM non-Pro revenue declined 7%, below the consumer PC market, driven by continued pressure in the entry level category.

•	Surface revenue increased $1.1 billion or 23%, with strong growth across commercial and consumer.

PART II

Item 7

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

•

Gross margin increased $2.0 billion or 9%, driven by growth in Windows, Gaming, and Search. Gross margin percentage increased slightly, due to sales mix shift to higher gross margin businesses in Windows and Gaming.

•	Operating expenses decreased $172 million or 1%.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2020	2019	2018	Percentage Change 2020 Versus 2019	Percentage Change 2019 Versus 2018

Research and development	$19,269	$16,876	$14,726	14%	15%
As a percent of revenue	13%	13%	13%	0ppt	0ppt

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

Fiscal Year 2020 Compared with Fiscal Year 2019

Research and development expenses increased $2.4 billion or 14%, driven by investments in cloud engineering, LinkedIn, Devices, and Gaming.

Fiscal Year 2019 Compared with Fiscal Year 2018

Research and development expenses increased $2.2 billion or 15%, driven by investments in cloud and AI engineering, Gaming, LinkedIn, and GitHub.

Sales and Marketing

(In millions, except percentages)	2020	2019	2018	Percentage Change 2020 Versus 2019	Percentage Change 2019 Versus 2018

Sales and marketing	$19,598	$18,213	$17,469	8%	4%
As a percent of revenue	14%	14%	16%	0ppt	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal Year 2020 Compared with Fiscal Year 2019

Sales and marketing expenses increased $1.4 billion or 8%, driven by investments in LinkedIn and commercial sales, and an increase in bad debt expense.

PART II

Item 7

Fiscal Year 2019 Compared with Fiscal Year 2018

Sales and marketing expenses increased $744 million or 4%, driven by investments in commercial sales capacity, LinkedIn, and GitHub, offset in part by a decrease in marketing. Expenses included a favorable foreign currency impact of 2%.

General and Administrative

(In millions, except percentages)	2020	2019	2018	Percentage Change 2020 Versus 2019	Percentage Change 2019 Versus 2018

General and administrative	$5,111	$4,885	$4,754	5%	3%
As a percent of revenue	4%	4%	4%	0ppt	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal Year 2020 Compared with Fiscal Year 2019

General and administrative expenses increased $226 million or 5%, driven by charges associated with the closing of our Microsoft Store physical locations, offset in part by a reduction in business taxes and legal expenses.

Fiscal Year 2019 Compared with Fiscal Year 2018

General and administrative expenses increased $131 million or 3%.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Interest and dividends income	$2,680	$2,762	$2,214
Interest expense	(2,591)	(2,686)	(2,733)
Net recognized gains on investments	32	648	2,399
Net gains (losses) on derivatives	187	144	(187)
Net losses on foreign currency remeasurements	(191)	(82)	(218)
Other, net	(40)	(57)	(59)

Total	$77	$729	$1,416

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Fiscal Year 2020 Compared with Fiscal Year 2019

Interest and dividends income decreased due to lower yields, offset in part by higher average portfolio balances on fixed-income securities. Interest expense decreased due to capitalization of interest expense and a decrease in outstanding long-term debt due to debt maturities, offset in part by debt exchange transaction fees and higher finance lease expense. Net recognized gains on investments decreased due to lower gains and higher other-than-temporary impairments on equity investments, offset in part by gains on fixed income securities in the current period compared to losses in the prior period. Net gains on derivatives increased due to higher gains on foreign exchange and equity derivatives.

PART II

Item 7

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

INCOME TAXES

Effective Tax Rate

Fiscal Year 2020 Compared with Fiscal Year 2019

Our effective tax rate for fiscal years 2020 and 2019 was 17% and 10%, respectively. The increase in our effective tax rate for fiscal year 2020 compared to fiscal year 2019 was primarily due to a $2.6 billion net income tax benefit in the fourth quarter of fiscal year 2019 related to intangible property transfers. Our effective tax rate was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2020, our U.S. income before income taxes was $24.1 billion and our foreign income before income taxes was $28.9 billion. In fiscal year 2019, our U.S. income before income taxes was $15.8 billion and our foreign income before income taxes was $27.9 billion.

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

Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business. We recorded a provisional net charge of $13.7 billion related to the enactment of the TCJA in fiscal year 2018, and adjusted the provisional net charge by recording additional tax expense of $157 million in fiscal year 2019 pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 118.

In fiscal year 2019, in response to the TCJA and recently issued regulations, we transferred certain intangible properties held by our foreign subsidiaries to the U.S. and Ireland. The transfers of intangible properties resulted in a $2.6 billion net income tax benefit recorded in the fourth quarter of fiscal year 2019, as the value of future tax deductions exceeded the current tax liability from foreign jurisdictions and U.S. global intangible low-taxed income tax.

Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

PART II

Item 7

Uncertain Tax Positions

We settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. We remain under audit for tax years 2004 to 2013. In April 2020, the IRS commenced the audit for tax years 2014 to 2017.

As of June 30, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2019, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Non-GAAP net income and diluted EPS are non-GAAP financial measures which exclude the net tax impact of transfer of intangible properties in fiscal year 2019 and the net tax impact of the TCJA in fiscal years 2019 and 2018. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2020	2019	2018	Percentage Change 2020 Versus 2019	Percentage Change 2019 Versus 2018

Net income	$44,281	$39,240	$16,571	13%	137%
Net tax impact of transfer of intangible properties	0	(2,567)	0	*	*
Net tax impact of the TCJA	0	157	13,696	*	*

Non-GAAP net income	$44,281	$36,830	$30,267	20%	22%

Diluted earnings per share	$5.76	$5.06	$2.13	14%	138%
Net tax impact of transfer of intangible properties	0	(0.33)	0	*	*
Net tax impact of the TCJA	0	0.02	1.75	*	*

Non-GAAP diluted earnings per share	$5.76	$4.75	$3.88	21%	22%

*	Not meaningful.

PART II

Item 7

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $136.5 billion and $133.8 billion as of June 30, 2020 and 2019. Equity investments were $3.0 billion and $2.6 billion as of June 30, 2020 and 2019, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Fiscal Year 2020 Compared with Fiscal Year 2019

Cash from operations increased $8.5 billion to $60.7 billion for fiscal year 2020, mainly due to an increase in cash from customers, offset in part by an increase in cash used to pay income taxes, suppliers, and employees. Cash used in financing increased $9.1 billion to $46.0 billion for fiscal year 2020, mainly due to a $3.4 billion cash premium on our debt exchange, a $3.4 billion increase in common stock repurchases, a $1.5 billion increase in repayments of debt, and a $1.3 billion increase in dividends paid. Cash used in investing decreased $3.6 billion to $12.2 billion for fiscal year 2020, mainly due to a $6.4 billion increase in cash from net investment purchases, sales, and maturities, offset in part by a $1.5 billion increase in additions to property and equipment and $1.2 billion in other investing to facilitate the purchase of components.

PART II

Item 7

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

Debt

We issue debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. In June 2020, we exchanged a portion of our existing debt at premium for cash and new debt with longer maturities to take advantage of favorable financing rates in the debt markets, reflecting our credit rating and the low interest rate environment. Refer to Note 11 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

The following table outlines the expected future recognition of unearned revenue as of June 30, 2020:

(In millions)

Three Months Ending

September 30, 2020	$13,884
December 31, 2020	10,950
March 31, 2021	7,476
June 30, 2021	3,690
Thereafter	3,180

Total	$39,180

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For fiscal years 2020, 2019, and 2018, we repurchased 126 million shares, 150 million shares, and 99 million shares of our common stock for $19.7 billion, $16.8 billion, and $8.6 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Dividends

Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2020:

(In millions)	2021	2022-2023	2024-2025	Thereafter	Total

Long-term debt: (a)
Principal payments	$3,750	$10,716	$7,500	$45,441	$67,407
Interest payments	2,028	3,736	3,293	25,265	34,322
Construction commitments (b)	4,761	280	0	0	5,041
Operating leases, including imputed interest (c)	2,420	3,986	2,929	4,409	13,744
Finance leases, including imputed interest (c)	992	2,243	2,676	9,611	15,522
Transition tax (d)	1,450	2,899	6,343	4,531	15,223
Purchase commitments (e)	25,059	1,324	369	272	27,024
Other long-term liabilities (f)	0	294	32	356	682

Total	$40,460	$25,478	$23,142	$89,885	$178,965

(a)	Refer to Note 11 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	Refer to Note 7 – Property and Equipment of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(c)	Refer to Note 14 – Leases of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(d)	Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(e)	Amounts represent purchase commitments, including open purchase orders and take-or-pay contracts that are not presented as construction commitments above.
(f)

We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $15.2 billion from the amounts presented as the timing of these obligations is uncertain. We have also excluded unearned revenue and non-cash items.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $3.2 billion, which included $1.2 billion for fiscal year 2020. The remaining transition tax of $15.2 billion is payable over the next six years with a final payment in fiscal year 2026. During fiscal year 2020, we also paid $3.7 billion related to the transfer of intangible properties that occurred in the fourth quarter of fiscal year 2019.

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

CHANGE IN ACCOUNTING ESTIMATE

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate will be effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in “Property and equipment, net” as of June 30, 2020, it is estimated this change will increase our fiscal year 2021 operating income by $2.7 billion.

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

Foreign Currencies

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2020	Impact

Foreign currency–Revenue	10% decrease in foreign exchange rates	$(4,142)	Earnings
Foreign currency–Investments	10% decrease in foreign exchange rates	(119)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,951)	Fair Value
Credit	100 basis point increase in credit spreads	(301)	Fair Value
Equity	10% decrease in equity market prices	(239)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2020	2019	2018

Revenue:
Product	$68,041	$66,069	$64,497
Service and other	74,974	59,774	45,863

Total revenue	143,015	125,843	110,360

Cost of revenue:
Product	16,017	16,273	15,420
Service and other	30,061	26,637	22,933

Total cost of revenue	46,078	42,910	38,353

Gross margin	96,937	82,933	72,007
Research and development	19,269	16,876	14,726
Sales and marketing	19,598	18,213	17,469
General and administrative	5,111	4,885	4,754

Operating income	52,959	42,959	35,058
Other income, net	77	729	1,416

Income before income taxes	53,036	43,688	36,474
Provision for income taxes	8,755	4,448	19,903

Net income	$44,281	$39,240	$16,571

Earnings per share:
Basic	$5.82	$5.11	$2.15
Diluted	$5.76	$5.06	$2.13

Weighted average shares outstanding:
Basic	7,610	7,673	7,700
Diluted	7,683	7,753	7,794

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2020	2019	2018

Net income	$44,281	$39,240	$16,571

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(38)	(173)	39
Net change related to investments	3,990	2,405	(2,717)
Translation adjustments and other	(426)	(318)	(178)

Other comprehensive income (loss)	3,526	1,914	(2,856)

Comprehensive income	$47,807	$41,154	$13,715

Refer to accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2020	2019

Assets
Current assets:
Cash and cash equivalents	$13,576	$11,356
Short-term investments	122,951	122,463

Total cash, cash equivalents, and short-term investments	136,527	133,819
Accounts receivable, net of allowance for doubtful accounts of $788 and $411	32,011	29,524
Inventories	1,895	2,063
Other current assets	11,482	10,146

Total current assets	181,915	175,552
Property and equipment, net of accumulated depreciation of $43,197 and $35,330	44,151	36,477
Operating lease right-of-use assets	8,753	7,379
Equity investments	2,965	2,649
Goodwill	43,351	42,026
Intangible assets, net	7,038	7,750
Other long-term assets	13,138	14,723

Total assets	$301,311	$286,556

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,530	$9,382
Current portion of long-term debt	3,749	5,516
Accrued compensation	7,874	6,830
Short-term income taxes	2,130	5,665
Short-term unearned revenue	36,000	32,676
Other current liabilities	10,027	9,351

Total current liabilities	72,310	69,420
Long-term debt	59,578	66,662
Long-term income taxes	29,432	29,612
Long-term unearned revenue	3,180	4,530
Deferred income taxes	204	233
Operating lease liabilities	7,671	6,188
Other long-term liabilities	10,632	7,581

Total liabilities	183,007	184,226

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,571 and 7,643	80,552	78,520
Retained earnings	34,566	24,150
Accumulated other comprehensive income (loss)	3,186	(340)

Total stockholders’ equity	118,304	102,330

Total liabilities and stockholders’ equity	$301,311	$286,556

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2020	2019	2018

Operations
Net income	$44,281	$39,240	$16,571
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	12,796	11,682	10,261
Stock-based compensation expense	5,289	4,652	3,940
Net recognized gains on investments and derivatives	(219)	(792)	(2,212)
Deferred income taxes	11	(6,463)	(5,143)
Changes in operating assets and liabilities:
Accounts receivable	(2,577)	(2,812)	(3,862)
Inventories	168	597	(465)
Other current assets	(2,330)	(1,718)	(952)
Other long-term assets	(1,037)	(1,834)	(285)
Accounts payable	3,018	232	1,148
Unearned revenue	2,212	4,462	5,922
Income taxes	(3,631)	2,929	18,183
Other current liabilities	1,346	1,419	798
Other long-term liabilities	1,348	591	(20)

Net cash from operations	60,675	52,185	43,884

Financing
Repayments of short-term debt, maturities of 90 days or less, net	0	0	(7,324)
Proceeds from issuance of debt	0	0	7,183
Cash premium on debt exchange	(3,417)	0	0
Repayments of debt	(5,518)	(4,000)	(10,060)
Common stock issued	1,343	1,142	1,002
Common stock repurchased	(22,968)	(19,543)	(10,721)
Common stock cash dividends paid	(15,137)	(13,811)	(12,699)
Other, net	(334)	(675)	(971)

Net cash used in financing	(46,031)	(36,887)	(33,590)

Investing
Additions to property and equipment	(15,441)	(13,925)	(11,632)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(2,521)	(2,388)	(888)
Purchases of investments	(77,190)	(57,697)	(137,380)
Maturities of investments	66,449	20,043	26,360
Sales of investments	17,721	38,194	117,577
Other, net	(1,241)	0	(98)

Net cash used in investing	(12,223)	(15,773)	(6,061)

Effect of foreign exchange rates on cash and cash equivalents	(201)	(115)	50

Net change in cash and cash equivalents	2,220	(590)	4,283
Cash and cash equivalents, beginning of period	11,356	11,946	7,663

Cash and cash equivalents, end of period	$13,576	$11,356	$11,946

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2020	2019	2018

Common stock and paid-in capital
Balance, beginning of period	$78,520	$71,223	$69,315
Common stock issued	1,343	6,829	1,002
Common stock repurchased	(4,599)	(4,195)	(3,033)
Stock-based compensation expense	5,289	4,652	3,940
Other, net	(1)	11	(1)

Balance, end of period	80,552	78,520	71,223

Retained earnings
Balance, beginning of period	24,150	13,682	17,769
Net income	44,281	39,240	16,571
Common stock cash dividends	(15,483)	(14,103)	(12,917)
Common stock repurchased	(18,382)	(15,346)	(7,699)
Cumulative effect of accounting changes	0	677	(42)

Balance, end of period	34,566	24,150	13,682

Accumulated other comprehensive income (loss)
Balance, beginning of period	(340)	(2,187)	627
Other comprehensive income (loss)	3,526	1,914	(2,856)
Cumulative effect of accounting changes	0	(67)	42

Balance, end of period	3,186	(340)	(2,187)

Total stockholders’ equity	$118,304	$102,330	$82,718

Cash dividends declared per common share	$2.04	$1.84	$1.68

Refer to accompanying notes.

PART II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We have recast certain prior period amounts to conform to the current period presentation. The recast of these prior period amounts had no impact on our consolidated balance sheets, consolidated income statements, or net cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate will be effective beginning fiscal year 2021.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

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

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Office 365, Azure, Dynamics 365, and Xbox Live; solution support; and consulting services. Service and other revenue also includes sales from online advertising and LinkedIn.

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

As of June 30, 2020 and 2019, long-term accounts receivable, net of allowance for doubtful accounts, was $2.7 billion and $2.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Balance, beginning of period	$434	$397	$361
Charged to costs and other	560	153	134
Write-offs	(178)	(116)	(98)

Balance, end of period	$816	$434	$397

Allowance for doubtful accounts included in our consolidated balance sheets:

(In millions)

June 30,	2020	2019	2018

Accounts receivable, net of allowance for doubtful accounts	$788	$411	$377
Other long-term assets	28	23	20

Total	$816	$434	$397

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

Refer to Note 13 – Unearned Revenue for further information, including unearned revenue by segment and changes in unearned revenue during the period.

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

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of June 30, 2020 and 2019, our financing receivables, net were $5.2 billion and $4.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.6 billion in fiscal years 2020, 2019, and 2018.

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

Recent Accounting Guidance Not Yet Adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for us beginning July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We have evaluated the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems. We continue to monitor economic implications of the COVID-19 pandemic. Based on current market conditions, adoption of the standard will not have a material impact on our consolidated financial statements.

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

PART II

Item 8

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2020	2019	2018

Net income available for common shareholders (A)	$44,281	$39,240	$16,571

Weighted average outstanding shares of common stock (B)	7,610	7,673	7,700
Dilutive effect of stock-based awards	73	80	94

Common stock and common stock equivalents (C)	7,683	7,753	7,794

Earnings Per Share

Basic (A/B)	$5.82	$5.11	$2.15
Diluted (A/C)	$5.76	$5.06	$2.13

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Interest and dividends income	$2,680	$2,762	$2,214
Interest expense	(2,591)	(2,686)	(2,733)
Net recognized gains on investments	32	648	2,399
Net gains (losses) on derivatives	187	144	(187)
Net losses on foreign currency remeasurements	(191)	(82)	(218)
Other, net	(40)	(57)	(59)

Total	$77	$729	$1,416

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Realized gains from sales of available-for-sale securities	$50	$12	$27
Realized losses from sales of available-for-sale securities	(37)	(93)	(987)
Other-than-temporary impairments of investments	(17)	(16)	(6)

Total	$(4)	$(97)	$(966)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Net realized gains on investments sold	$83	$276	$3,406
Net unrealized gains on investments still held	69	479	0
Impairments of investments	(116)	(10)	(41)

Total	$36	$745	$3,365

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,687	$1	$0	$4,688	$1,618	$3,070	$0
Certificates of deposit	Level 2	2,898	0	0	2,898	1,646	1,252	0
U.S. government securities	Level 1	92,067	6,495	(1)	98,561	3,168	95,393	0
U.S. agency securities	Level 2	2,439	2	0	2,441	449	1,992	0
Foreign government bonds	Level 2	6,982	6	(3)	6,985	1	6,984	0
Mortgage- and asset-backed securities	Level 2	4,865	41	(6)	4,900	0	4,900	0
Corporate notes and bonds	Level 2	8,500	327	(17)	8,810	0	8,810	0
Corporate notes and bonds	Level 3	58	0	0	58	0	58	0
Municipal securities	Level 2	313	57	(4)	366	0	366	0
Municipal securities	Level 3	91	0	0	91	0	91	0

Total debt investments		$122,900	$6,929	$(31)	$129,798	$6,882	$122,916	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,198	$784	$0	$414
Equity investments	Other				2,551	0	0	2,551

Total equity investments					$3,749	$784	$0	$2,965

Cash					$5,910	$5,910	$0	$0
Derivatives, net (a)					35	0	35	0

Total					$139,492	$13,576	$122,951	$2,965

PART II

Item 8

(In millions)	Fair Value Level	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2019

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,211	$0	$0	$2,211	$1,773	$438	$0
Certificates of deposit	Level 2	2,018	0	0	2,018	1,430	588	0
U.S. government securities	Level 1	104,925	1,854	(104)	106,675	769	105,906	0
U.S. agency securities	Level 2	988	0	0	988	698	290	0
Foreign government bonds	Level 2	6,350	4	(8)	6,346	2,506	3,840	0
Mortgage- and asset-backed securities	Level 2	3,554	10	(3)	3,561	0	3,561	0
Corporate notes and bonds	Level 2	7,437	111	(7)	7,541	0	7,541	0
Corporate notes and bonds	Level 3	15	0	0	15	0	15	0
Municipal securities	Level 2	242	48	0	290	0	290	0
Municipal securities	Level 3	7	0	0	7	0	7	0

Total debt investments		$127,747	$2,027	$(122)	$129,652	$7,176	$122,476	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$973	$409	$0	$564
Equity investments	Other				2,085	0	0	2,085

Total equity investments					$3,058	$409	$0	$2,649

Cash					$3,771	$3,771	$0	$0
Derivatives, net (a)					(13)	0	(13)	0

Total					$136,468	$11,356	$122,463	$2,649

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2020 and 2019, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.4 billion and $1.2 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2020

U.S. government and agency securities	$2,323	$(1)	$0	$0	$2,323	$(1)
Foreign government bonds	500	(3)	0	0	500	(3)
Mortgage- and asset-backed securities	1,014	(6)	0	0	1,014	(6)
Corporate notes and bonds	649	(17)	0	0	649	(17)
Municipal securities	66	(4)	0	0	66	(4)

Total	$4,552	$(31)	$0	$0	$4,552	$(31)

PART II

Item 8

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2019

U.S. government and agency securities	$1,491	$(1)	$39,158	$(103)	$40,649	$(104)
Foreign government bonds	25	0	77	(8)	102	(8)
Mortgage- and asset-backed securities	664	(1)	378	(2)	1,042	(3)
Corporate notes and bonds	498	(3)	376	(4)	874	(7)

Total	$2,678	$(5)	$39,989	$(117)	$42,667	$(122)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2020

Due in one year or less	$36,169	$36,276
Due after one year through five years	51,465	54,700
Due after five years through 10 years	32,299	35,674
Due after 10 years	2,967	3,148

Total	$122,900	$129,798

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

Foreign Currencies

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

PART II

Item 8

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2020, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2020	June 30, 2019

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$0
Foreign exchange contracts sold	6,754	6,034
Interest rate contracts purchased	1,295	0

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,896	14,889
Foreign exchange contracts sold	15,595	15,614
Other contracts purchased	1,844	2,007
Other contracts sold	757	456

PART II

Item 8

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	June 30, 2020		June 30, 2019

Designated as Hedging Instruments

Foreign exchange contracts	$44	$(54)	$0	$(93)
Interest rate contracts	93	0	0	0

Not Designated as Hedging Instruments

Foreign exchange contracts	245	(334)	204	(172)
Other contracts	18	(11)	46	(7)

Gross amounts of derivatives	400	(399)	250	(272)
Gross amounts of derivatives offset in the balance sheet	(154)	158	(113)	114
Cash collateral received	0	(154)	0	(78)

Net amounts of derivatives	$246	$(395)	$137	$(236)

Reported as

Short-term investments	$35	$0	$(13)	$0
Other current assets	199	0	146	0
Other long-term assets	12	0	4	0
Other current liabilities	0	(334)	0	(221)
Other long-term liabilities	0	(61)	0	(15)

Total	$246	$(395)	$137	$(236)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $399 million and $399 million, respectively, as of June 30, 2020, and $247 million and $272 million, respectively, as of June 30, 2019.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2020

Derivative assets	$1	$398	$1	$400
Derivative liabilities	0	(399)	0	(399)

June 30, 2019

Derivative assets	0	247	3	250
Derivative liabilities	0	(272)	0	(272)

PART II

Item 8

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

(In millions)

Year Ended June 30,	2020		2019		2018

	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$1	$0	$(130)	$0	$(78)
Hedged items	0	3	0	130	0	78
Excluded from effectiveness assessment	0	139	0	168	0	103
Interest rate contracts
Derivatives	0	93	0	0	0	0
Hedged items	0	(93)	0	0	0	0
Equity contracts
Derivatives	0	0	0	0	0	(324)
Hedged items	0	0	0	0	0	324
Excluded from effectiveness assessment	0	0	0	0	0	80

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	0	0	341	0	185	0
Excluded from effectiveness assessment	0	0	(64)	0	(255)	0

Not Designated as Hedging Instruments

Foreign exchange contracts	0	(123)	0	(97)	0	(33)
Other contracts	0	50	0	38	0	(104)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(38)	$159	$219

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2020	2019

Raw materials	$700	$399
Work in process	83	53
Finished goods	1,112	1,611

Total	$1,895	$2,063

PART II

Item 8

NOTE 7 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2020	2019

Land	$1,823	$1,540
Buildings and improvements	33,995	26,288
Leasehold improvements	5,487	5,316
Computer equipment and software	41,261	33,823
Furniture and equipment	4,782	4,840

Total, at cost	87,348	71,807
Accumulated depreciation	(43,197)	(35,330)

Total, net	$44,151	$36,477

During fiscal years 2020, 2019, and 2018, depreciation expense was $10.7 billion, $9.7 billion, and $7.7 billion, respectively. We have committed $5.0 billion for the construction of new buildings, building improvements, and leasehold improvements as of June 30, 2020.

During fiscal year 2020, we recorded an impairment charge of $186 million to Property and Equipment, primarily to leasehold improvements, due to the closing of our Microsoft Store physical locations.

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

Other

During fiscal year 2020, we completed 15 acquisitions for $2.4 billion, substantially all of which were paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates. The effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2018	Acquisitions		Other	June 30, 2019	Acquisitions	Other	June 30, 2020

Productivity and Business Processes	$23,823	$514		$(60)	$24,277	$7	$(94)	$24,190
Intelligent Cloud	5,703	5,605	(a)	43 (a)	11,351	1,351	(5)	12,697
More Personal Computing	6,157	289		(48)	6,398	96	(30)	6,464

Total	$35,683	$6,408		$(65)	$42,026	$1,454	$(129)	$43,351

(a)	Includes goodwill of $5.5 billion related to GitHub. See Note 8 – Business Combinations for further information.

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

No instances of impairment were identified in our May 1, 2020, May 1, 2019, or May 1, 2018 tests. As of June 30, 2020 and 2019, accumulated goodwill impairment was $11.3 billion.

PART II

Item 8

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount

June 30,			2020				2019

Technology-based	$8,160	$(6,381)	$1,779	$7,691		$(5,771)	$1,920
Customer-related	4,967	(2,320)	2,647	4,709		(1,785)	2,924
Marketing-related	4,158	(1,588)	2,570	4,165		(1,327)	2,838
Contract-based	474	(432)	42	574		(506)	68

Total	$17,759	$(10,721)	$7,038	$17,139	(a)	$(9,389)	$7,750

(a)	Includes intangible assets of $1.3 billion related to GitHub. See Note 8 – Business Combinations for further information.

No material impairments of intangible assets were identified during fiscal years 2020, 2019, or 2018. We estimate that we have no significant residual value related to our intangible assets.

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2020		2019

Technology-based	$531	6 years	$814	5 years
Customer-related	303	5 years	710	8 years
Marketing-related	2	2 years	177	10 years
Contract-based	0	0 years	7	3 years

Total	$836	5 years	$1,708	7 years

Intangible assets amortization expense was $1.6 billion, $1.9 billion, and $2.2 billion for fiscal years 2020, 2019, and 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2020:

(In millions)

Year Ending June 30,

2021	$1,483
2022	1,399
2023	1,219
2024	851
2025	447
Thereafter	1,639

Total	$7,038

PART II

Item 8

NOTE 11 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			June 30, 2020	June 30, 2019

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$559	$750
2010 issuance of $4.8 billion (a)	2020	–	2040	3.00%	–	4.50%	3.14%	–	4.57%	1,571	2,000
2011 issuance of $2.3 billion (a)	2021	–	2041	4.00%	–	5.30%	4.08%	–	5.36%	1,270	1,500
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,650	1,650
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,919	3,500
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,549	4,613
2014 issuance										0	18
2015 issuance of $23.8 billion (a)	2020	–	2055	2.00%	–	4.75%	2.09%	–	4.78%	15,549	22,000
2016 issuance of $19.8 billion (a)	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	16,955	19,750
2017 issuance of $17.0 billion (a)	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	12,385	17,000
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	0

Total face value										67,407	72,781
Unamortized discount and issuance costs										(554)	(603)
Hedge fair value adjustments (b)										93	0
Premium on debt exchange (a)										(3,619)	0

Total debt										63,327	72,178
Current portion of long-term debt										(3,749)	(5,516)

Long-term debt										$59,578	$66,662

(a)	In June 2020, we exchanged a portion of our existing debt at premium for cash and new debt with longer maturities. The premium will be amortized over the term of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of June 30, 2020 and 2019, the estimated fair value of long-term debt, including the current portion, was $77.1 billion and $78.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2020:

(In millions)

Year Ending June 30,

2021	$3,750
2022	7,966
2023	2,750
2024	5,250
2025	2,250
Thereafter	45,441

Total	$67,407

PART II

Item 8

NOTE 12 — INCOME TAXES

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business. We recorded a provisional net charge of $13.7 billion related to the enactment of the TCJA in fiscal year 2018, and adjusted the provisional net charge by recording additional tax expense of $157 million in fiscal year 2019 pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 118.

In fiscal year 2019, in response to the TCJA and recently issued regulations, we transferred certain intangible properties held by our foreign subsidiaries to the U.S. and Ireland. The transfers of intangible properties resulted in a $2.6 billion net income tax benefit recorded in the fourth quarter of fiscal year 2019, as the value of future tax deductions exceeded the current tax liability from foreign jurisdictions and U.S. global intangible low-taxed income (“GILTI”) tax.

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Current Taxes

U.S. federal	$3,537	$4,718	$19,764
U.S. state and local	763	662	934
Foreign	4,444	5,531	4,348

Current taxes	$8,744	$10,911	$25,046

Deferred Taxes

U.S. federal	$58	$(5,647)	$(4,292)
U.S. state and local	(6)	(1,010)	(458)
Foreign	(41)	194	(393)

Deferred taxes	$11	$(6,463)	$(5,143)

Provision for income taxes	$8,755	$4,448	$19,903

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

U.S.	$24,116	$15,799	$11,527
Foreign	28,920	27,889	24,947

Income before income taxes	$53,036	$43,688	$36,474

PART II

Item 8

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2020	2019	2018

Federal statutory rate	21.0%	21.0%	28.1%
Effect of:
Foreign earnings taxed at lower rates	(3.7)%	(4.1)%	(7.8)%
Impact of the enactment of the TCJA	0%	0.4%	37.7%
Impact of intangible property transfers	0%	(5.9)%	0%
Foreign-derived intangible income deduction	(1.1)%	(1.4)%	0%
State income taxes, net of federal benefit	1.3%	0.7%	1.3%
Research and development credit	(1.1)%	(1.1)%	(1.3)%
Excess tax benefits relating to stock-based compensation	(2.2)%	(2.2)%	(2.5)%
Interest, net	1.0%	1.0%	1.2%
Other reconciling items, net	1.3%	1.8%	(2.1)%

Effective rate	16.5%	10.2%	54.6%

The decrease from the federal statutory rate in fiscal year 2020 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation. The decrease from the federal statutory rate in fiscal year 2019 is primarily due to a $2.6 billion net income tax benefit related to intangible property transfers, and earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. The increase from the federal statutory rate in fiscal year 2018 is primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018, offset in part by earnings taxed at lower rates in foreign jurisdictions. In fiscal year 2020, our foreign regional operating centers in Ireland and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 86% of our foreign income before tax. In fiscal years 2019 and 2018, our foreign regional operating centers in Ireland, Singapore, and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 82% and 87% of our foreign income before tax, respectively. Other reconciling items, net consists primarily of tax credits and GILTI tax. In fiscal years 2020, 2019, and 2018, there were no individually significant other reconciling items.

The increase in our effective tax rate for fiscal year 2020 compared to fiscal year 2019 was primarily due to a $2.6 billion net income tax benefit in the fourth quarter of fiscal year 2019 related to intangible property transfers. The decrease in our effective tax rate for fiscal year 2019 compared to fiscal year 2018 was primarily due to the net charge related to the enactment of the TCJA in the second quarter of fiscal year 2018, and a $2.6 billion net income tax benefit in the fourth quarter of fiscal year 2019 related to intangible property transfers.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2020	2019

Deferred Income Tax Assets

Stock-based compensation expense	$461	$406
Accruals, reserves, and other expenses	2,721	2,287
Loss and credit carryforwards	865	3,518
Depreciation and amortization	6,361	7,046
Leasing liabilities	3,025	1,594
Unearned revenue	1,553	475
Other	354	367

Deferred income tax assets	15,340	15,693
Less valuation allowance	(755)	(3,214)

Deferred income tax assets, net of valuation allowance	$14,585	$12,479

Deferred Income Tax Liabilities

Book/tax basis differences in investments and debt	$(2,642)	$(738)
Unearned revenue	0	(30)
Leasing assets	(2,817)	(1,510)
Deferred GILTI tax liabilities	(2,581)	(2,607)
Other	(344)	(291)

Deferred income tax liabilities	$(8,384)	$(5,176)

Net deferred income tax assets	$6,201	$7,303

Reported As

Other long-term assets	$6,405	$7,536
Long-term deferred income tax liabilities	(204)	(233)

Net deferred income tax assets	$6,201	$7,303

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

As of June 30, 2020, we had federal, state, and foreign net operating loss carryforwards of $547 million, $975 million, and $2.0 billion, respectively. The federal and state net operating loss carryforwards will expire in various years from fiscal 2021 through 2040, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation, but are expected to be realized with the exception of those which have a valuation allowance.

The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards and other net deferred tax assets that may not be realized. In fiscal year 2020, we removed $2.0 billion of foreign net operating losses and corresponding valuation allowances as a result of the liquidation of a foreign subsidiary. There was no impact to our consolidated financial statements.

Income taxes paid, net of refunds, were $12.5 billion, $8.4 billion, and $5.5 billion in fiscal years 2020, 2019, and 2018, respectively.

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2020, 2019, and 2018, were $13.8 billion, $13.1 billion, and $12.0 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2020, 2019, and 2018 by $12.1 billion, $12.0 billion, and $11.3 billion, respectively.

PART II

Item 8

As of June 30, 2020, 2019, and 2018, we had accrued interest expense related to uncertain tax positions of $4.0 billion, $3.4 billion, and $3.0 billion, respectively, net of income tax benefits. The provision for income taxes for fiscal years 2020, 2019, and 2018 included interest expense related to uncertain tax positions of $579 million, $515 million, and $688 million, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Beginning unrecognized tax benefits	$13,146	$11,961	$11,737
Decreases related to settlements	(31)	(316)	(193)
Increases for tax positions related to the current year	647	2,106	1,445
Increases for tax positions related to prior years	366	508	151
Decreases for tax positions related to prior years	(331)	(1,113)	(1,176)
Decreases due to lapsed statutes of limitations	(5)	0	(3)

Ending unrecognized tax benefits	$13,792	$13,146	$11,961

We settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. We remain under audit for tax years 2004 to 2013. In April 2020, the IRS commenced the audit for tax years 2014 to 2017.

As of June 30, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2019, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 13 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2020	2019

Productivity and Business Processes	$18,643	$16,831
Intelligent Cloud	16,620	16,988
More Personal Computing	3,917	3,387

Total	$39,180	$37,206

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2020

Balance, beginning of period	$37,206
Deferral of revenue	78,922
Recognition of unearned revenue	(76,948)

Balance, end of period	$39,180

PART II

Item 8

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $111 billion as of June 30, 2020, of which $107 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 14 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Operating lease cost	$2,043	$1,707	$1,585

Finance lease cost:
Amortization of right-of-use assets	$611	$370	$243
Interest on lease liabilities	336	247	175

Total finance lease cost	$947	$617	$418

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,829	$1,670	$1,522
Operating cash flows from finance leases	336	247	175
Financing cash flows from finance leases	409	221	144

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,677	2,303	1,571
Finance leases	3,467	2,532	1,933

PART II

Item 8

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2020	2019

Operating Leases

Operating lease right-of-use assets	$8,753	$7,379

Other current liabilities	$1,616	$1,515
Operating lease liabilities	7,671	6,188

Total operating lease liabilities	$9,287	$7,703

Finance Leases

Property and equipment, at cost	$10,371	$7,041
Accumulated depreciation	(1,385)	(774)

Property and equipment, net	$8,986	$6,267

Other current liabilities	$540	$317
Other long-term liabilities	8,956	6,257

Total finance lease liabilities	$9,496	$6,574

Weighted Average Remaining Lease Term

Operating leases	8 years	7 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	2.7%	3.0%
Finance leases	3.9%	4.6%

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2021	$1,807	$880
2022	1,652	894
2023	1,474	903
2024	1,262	916
2025	1,000	1,236
Thereafter	3,122	7,194

Total lease payments	10,317	12,023
Less imputed interest	(1,030)	(2,527)

Total	$9,287	$9,496

As of June 30, 2020, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $3.4 billion and $3.5 billion, respectively. These operating and finance leases will commence between fiscal year 2021 and fiscal year 2023 with lease terms of 1 year to 16 years.

During fiscal year 2020, we recorded an impairment charge of $161 million to operating lease right-of-use assets due to the closing of our Microsoft Store physical locations.

PART II

Item 8

NOTE 15 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 64 patent infringement cases pending against Microsoft as of June 30, 2020, none of which are material individually or in aggregate.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing is expected to occur in the second quarter of fiscal year 2021.

PART II

Item 8

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

As of June 30, 2020, we accrued aggregate legal liabilities of $306 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Balance, beginning of year	7,643	7,677	7,708
Issued	54	116	68
Repurchased	(126)	(150)	(99)

Balance, end of year	7,571	7,643	7,677

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in December 2016 and was completed in February 2020.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time. As of June 30, 2020, $31.7 billion remained of this $40.0 billion share repurchase program.

PART II

Item 8

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2020		2019		2018

First Quarter	29	$4,000	24	$2,600	22	$1,600
Second Quarter	32	4,600	57	6,100	22	1,800
Third Quarter	37	6,000	36	3,899	34	3,100
Fourth Quarter	28	5,088	33	4,200	21	2,100

Total	126	$19,688	150	$16,799	99	$8,600

Shares repurchased during the fourth quarter of fiscal year 2020 were under the share repurchase program approved on September 18, 2019. Shares repurchased during the third quarter of fiscal year 2020 were under the share repurchase programs approved on both September 20, 2016 and September 18, 2019. All other shares repurchased were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $3.3 billion, $2.7 billion, and $2.1 billion for fiscal years 2020, 2019, and 2018, respectively. All share repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2020				(In millions)

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,886
December 4, 2019	February 20, 2020	March 12, 2020	0.51	3,876
March 9, 2020	May 21, 2020	June 11, 2020	0.51	3,865
June 17, 2020	August 20, 2020	September 10, 2020	0.51	3,861

Total			$2.04	$15,488

Fiscal Year 2019

September 18, 2018	November 15, 2018	December 13, 2018	$0.46	$3,544
November 28, 2018	February 21, 2019	March 14, 2019	0.46	3,526
March 11, 2019	May 16, 2019	June 13, 2019	0.46	3,521
June 12, 2019	August 15, 2019	September 12, 2019	0.46	3,510

Total			$1.84	$14,101

The dividend declared on June 17, 2020 was included in other current liabilities as of June 30, 2020.

PART II

Item 8

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2020	2019	2018

Derivatives

Balance, beginning of period	$0	$173	$134
Unrealized gains (losses), net of tax of $(10), $2, and $11	(38)	160	218
Reclassification adjustments for gains included in revenue	0	(341)	(185)
Tax expense included in provision for income taxes	0	8	6

Amounts reclassified from accumulated other comprehensive income (loss)	0	(333)	(179)

Net change related to derivatives, net of tax of $(10), $(6), and $5	(38)	(173)	39

Balance, end of period	$(38)	$0	$173

Investments

Balance, beginning of period	$1,488	$(850)	$1,825
Unrealized gains (losses), net of tax of $1,057, $616, and $(427)	3,987	2,331	(1,146)
Reclassification adjustments for (gains) losses included in other income (expense), net	4	93	(2,309)
Tax expense (benefit) included in provision for income taxes	(1)	(19)	738

Amounts reclassified from accumulated other comprehensive income (loss)	3	74	(1,571)

Net change related to investments, net of tax of $1,058, $635, and $(1,165)	3,990	2,405	(2,717)
Cumulative effect of accounting changes	0	(67)	42

Balance, end of period	$5,478	$1,488	$(850)

Translation Adjustments and Other

Balance, beginning of period	$(1,828)	$(1,510)	$(1,332)
Translation adjustments and other, net of tax effects of $1, $(1), and $0	(426)	(318)	(178)

Balance, end of period	$(2,254)	$(1,828)	$(1,510)

Accumulated other comprehensive income (loss), end of period	$3,186	$(340)	$(2,187)

NOTE 18 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. As of June 30, 2020, an aggregate of 283 million shares were authorized for future grant under our stock plans. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Stock-based compensation expense	$5,289	$4,652	$3,940
Income tax benefits related to stock-based compensation	938	816	823

Stock Plans

Stock awards entitle the holder to receive shares of Microsoft common stock as the award vests. Stock awards generally vest over a service period of four years or five years.

PART II

Item 8

Executive Incentive Plan

Under the Executive Incentive Plan, the Compensation Committee approves stock awards to executive officers and certain senior executives. RSUs generally vest ratably over a service period of four years. PSUs generally vest over a performance period of three years. The number of shares the PSU holder receives is based on the extent to which the corresponding performance goals have been achieved.

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year ended June 30,			2020			2019			2018

Dividends per share (quarterly amounts)	$0.46	–	0.51	$0.42	–	0.46	$0.39	–	0.42
Interest rates	0.1%	–	2.2%	1.8%	–	3.1%	1.7%	–	2.9%

During fiscal year 2020, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	147	$78.49
Granted (a)	53	140.49
Vested	(65)	75.35
Forfeited	(9)	90.30

Nonvested balance, end of year	126	$105.23

(a)	Includes 2 million, 2 million, and 3 million of PSUs granted at target and performance adjustments above target levels for fiscal years 2020, 2019, and 2018, respectively.

As of June 30, 2020, there was approximately $10.2 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of three years. The weighted average grant-date fair value of stock awards granted was $140.49, $107.02, and $75.88 for fiscal years 2020, 2019, and 2018, respectively. The fair value of stock awards vested was $10.1 billion, $8.7 billion, and $6.6 billion, for fiscal years 2020, 2019, and 2018, respectively.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2020	2019	2018

Shares purchased	9	11	13
Average price per share	$142.22	$104.85	$76.40

As of June 30, 2020, 96 million shares of our common stock were reserved for future issuance through the ESPP.

PART II

Item 8

Savings Plan

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We contribute fifty cents for each dollar a participant contributes into the plans, with a maximum employer contribution of 50% of the IRS contribution limit for the calendar year. Employer-funded retirement benefits for all plans were $1.0 billion, $877 million, and $807 million in fiscal years 2020, 2019, and 2018, respectively, and were expensed as contributed.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions, the Office portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises, comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”).

•

Office Consumer, including Microsoft 365 Consumer (formerly Office 365 Consumer) subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.

•	LinkedIn, including Talent Solutions, Learning Solutions, Marketing Solutions, Sales Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises.

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

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•

Windows, including Windows OEM licensing and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows Internet of Things; and MSN advertising.

•	Devices, including Surface and PC accessories.

PART II

Item 8

•	Gaming, including Xbox hardware and Xbox content and services, comprising Xbox Live (transactions, subscriptions, cloud services, and advertising), video games, and third-party video game royalties.
•	Search.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2020	2019	2018

Revenue

Productivity and Business Processes	$46,398	$41,160	$35,865
Intelligent Cloud	48,366	38,985	32,219
More Personal Computing	48,251	45,698	42,276

Total	$143,015	$125,843	$110,360

Operating Income

Productivity and Business Processes	$18,724	$16,219	$12,924
Intelligent Cloud	18,324	13,920	11,524
More Personal Computing	15,911	12,820	10,610

Total	$52,959	$42,959	$35,058

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2020, 2019, or 2018. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

United States (a)	$73,160	$64,199	$55,926
Other countries	69,855	61,644	54,434

Total	$143,015	$125,843	$110,360

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2020	2019	2018

Server products and cloud services	$41,379	$32,622	$26,129
Office products and cloud services	35,316	31,769	28,316
Windows	22,294	20,395	19,518
Gaming	11,575	11,386	10,353
LinkedIn	8,077	6,754	5,259
Search advertising	7,740	7,628	7,012
Devices	6,457	6,095	5,134
Enterprise Services	6,409	6,124	5,846
Other	3,768	3,070	2,793

Total	$143,015	$125,843	$110,360

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $51.7 billion, $38.1 billion and $26.6 billion in fiscal years 2020, 2019, and 2018, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2020	2019	2018

United States	$60,789	$55,252	$44,501
Ireland	12,734	12,958	12,843
Other countries	29,770	25,422	22,538

Total	$103,293	$93,632	$79,882

PART II

Item 8

NOTE 20 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31	June 30	Total

Fiscal Year 2020

Revenue	$33,055	$36,906	$35,021	$38,033	$143,015
Gross margin	22,649	24,548	24,046	25,694	96,937
Operating income	12,686	13,891	12,975	13,407	52,959
Net income	10,678	11,649	10,752	11,202	44,281
Basic earnings per share	1.40	1.53	1.41	1.48	5.82
Diluted earnings per share	1.38	1.51	1.40	1.46	5.76

Fiscal Year 2019

Revenue	29,084	32,471	30,571	33,717	125,843
Gross margin	19,179	20,048	20,401	23,305	82,933
Operating income	9,955	10,258	10,341	12,405	42,959
Net income (a)	8,824	8,420	8,809	13,187	39,240
Basic earnings per share	1.15	1.09	1.15	1.72	5.11
Diluted earnings per share (b)	1.14	1.08	1.14	1.71	5.06

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

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

PART II

Item 8

Revenue Recognition – Refer to Note 1 to the financial statements

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

•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration, optional purchases, and free services).
•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

•

We tested the effectiveness of controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the estimation of variable consideration.

•	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:
–	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
–	Tested management's identification and treatment of contract terms.
–

Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

•	We evaluated the reasonableness of management's estimate of stand-alone selling prices for products and services that are not sold separately.
•	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

PART II

Item 8

Income Taxes – Uncertain Tax Positions – Refer to Note 12 to the financial statements

Critical Audit Matter Description

The Company's long-term income taxes liability includes uncertain tax positions related to transfer pricing issues that remain unresolved with the Internal Revenue Service ("IRS"). The Company remains under IRS audit, or subject to IRS audit, for tax years subsequent to 2003. While the Company has settled a portion of the IRS audits, resolution of the remaining matters could have a material impact on the Company's financial statements.

Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior-year audit settlements. Given the complexity and the subjective nature of the transfer pricing issues that remain unresolved with the IRS, evaluating management's estimates relating to their determination of uncertain tax positions required extensive audit effort and a high degree of auditor judgment, including involvement of our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management's estimates of uncertain tax positions related to unresolved transfer pricing issues included the following:

•

We evaluated the appropriateness and consistency of management's methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions, which included testing the effectiveness of the related internal controls.

•

We read and evaluated management's documentation, including relevant accounting policies and information obtained by management from outside tax specialists, that detailed the basis of the uncertain tax positions.

•	We tested the reasonableness of management's judgments regarding the future resolution of the uncertain tax positions, including an evaluation of the technical merits of the uncertain tax positions.
•

For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the uncertain tax positions.

•	We evaluated the reasonableness of management's estimates by considering how tax law, including statutes, regulations and case law, impacted management's judgments.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2020

We have served as the Company's auditor since 1983.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2020; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes (collectively referred to as the "financial statements") as of and for the year ended June 30, 2020, of the Company and our report dated July 30, 2020, expressed an unqualified opinion on those financial statements.

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

July 30, 2020

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 2, 2020 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/16

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/14/17

4.1	Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	10/29/15

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	2/12/15

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/3/15

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	8/5/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/17

4.16	Thirteenth Supplemental Indenture for 2.525% Notes due 2050 and 2.675% Notes due 2060, dated June 1, 2020, between Microsoft Corporation and U.S. Bank National Association, as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.		8-K		4.1	6/1/20

4.17	Description of Securities		10-K	6/30/19	4.16	8/1/19

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.1	10/20/16

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-K	6/30/18	10.5	8/3/18

10.6*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/17

10.7*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/18

10.8*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/18

10.12	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.12	10/20/16

10.13	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-K	6/30/19	10.13	8/1/19

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/17	10.14	1/31/18

10.15*	Microsoft Corporation Executive Incentive Plan		8-K		10.1	9/19/18

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.19*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/16	10.17	10/20/16

10.20*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.18	10/20/16

10.21*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.25	10/20/16

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/16	10.22	10/20/16

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

10.25	Assumption of Beneficiaries’ Representative Obligation Under Amended and Restated Officers’ Indemnification Trust	X

10.26	Assumption of Beneficiaries’ Representative Obligation Under Amended and Restated Directors’ Indemnification Trust	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished, not filed.

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 30, 2020.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 30, 2020.

Signature	Title

/s/ JOHN W. THOMPSON John W. Thompson	Chairman

/s/ SATYA NADELLA Satya Nadella	Director and Chief Executive Officer

/s/ REID HOFFMAN Reid Hoffman	Director

/s/ HUGH F. JOHNSTON Hugh F. Johnston	Director

/s/ TERI L. LIST-STOLL Teri L. List-Stoll	Director

/s/ SANDRA E. PETERSON Sandra E. Peterson	Director

/s/ PENNY S. PRITZKER Penny S. Pritzker	Director

/s/ CHARLES W. SCHARF Charles W. Scharf	Director

/s/ ARNE M. SORENSON Arne M. Sorenson	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ EMMA N. WALMSLEY Emma N. Walmsley	Director

/s/ PADMASREE WARRIOR Padmasree Warrior	Director

/s/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)