Form 10-Q
period 2020-09-30
MICROSOFT CORP
filed 2020-10-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2020

Common Stock, $0.00000625 par value per share	7,560,495,969 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2020	2019

Revenue:
Product	$15,803	$15,768
Service and other	21,351	17,287

Total revenue	37,154	33,055

Cost of revenue:
Product	3,597	3,305
Service and other	7,405	7,101

Total cost of revenue	11,002	10,406

Gross margin	26,152	22,649
Research and development	4,926	4,565
Sales and marketing	4,231	4,337
General and administrative	1,119	1,061

Operating income	15,876	12,686
Other income, net	248	0

Income before income taxes	16,124	12,686
Provision for income taxes	2,231	2,008

Net income	$13,893	$10,678

Earnings per share:
Basic	$1.84	$1.40
Diluted	$1.82	$1.38

Weighted average shares outstanding:
Basic	7,566	7,634
Diluted	7,637	7,710

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2020	2019

Net income	$13,893	$10,678

Other comprehensive income (loss), net of tax:
Net change related to derivatives	4	(2)
Net change related to investments	(201)	577
Translation adjustments and other	111	(296)

Other comprehensive income (loss)	(86)	279

Comprehensive income	$13,807	$10,957

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2020	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$17,205	$13,576
Short-term investments	120,772	122,951

Total cash, cash equivalents, and short-term investments	137,977	136,527
Accounts receivable, net of allowance for doubtful accounts of $610 and $788	22,851	32,011
Inventories	2,705	1,895
Other current assets	13,544	11,482

Total current assets	177,077	181,915
Property and equipment, net of accumulated depreciation of $45,417 and $43,197	47,927	44,151
Operating lease right-of-use assets	9,047	8,753
Equity investments	3,103	2,965
Goodwill	43,890	43,351
Intangible assets, net	6,923	7,038
Other long-term assets	13,034	13,138

Total assets	$301,001	$301,311

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,509	$12,530
Current portion of long-term debt	6,497	3,749
Accrued compensation	5,714	7,874
Short-term income taxes	2,384	2,130
Short-term unearned revenue	33,476	36,000
Other current liabilities	9,476	10,027

Total current liabilities	70,056	72,310
Long-term debt	57,055	59,578
Long-term income taxes	28,204	29,432
Long-term unearned revenue	2,829	3,180
Deferred income taxes	187	204
Operating lease liabilities	7,753	7,671
Other long-term liabilities	11,525	10,632

Total liabilities	177,609	183,007

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,564 and 7,571	81,089	80,552
Retained earnings	39,193	34,566
Accumulated other comprehensive income	3,110	3,186

Total stockholders’ equity	123,392	118,304

Total liabilities and stockholders’ equity	$301,001	$301,311

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2020	2019

Operations
Net income	$13,893	$10,678
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,645	2,971
Stock-based compensation expense	1,456	1,262
Net recognized losses (gains) on investments and derivatives	(128)	11
Deferred income taxes	(11)	(177)
Changes in operating assets and liabilities:
Accounts receivable	8,843	10,090
Inventories	(808)	(561)
Other current assets	(54)	(438)
Other long-term assets	(62)	(333)
Accounts payable	315	(547)
Unearned revenue	(3,064)	(2,892)
Income taxes	(983)	(3,336)
Other current liabilities	(2,951)	(3,320)
Other long-term liabilities	244	410

Net cash from operations	19,335	13,818

Financing
Repayments of debt	0	(2,500)
Common stock issued	545	427
Common stock repurchased	(6,743)	(4,912)
Common stock cash dividends paid	(3,856)	(3,510)
Other, net	(235)	286

Net cash used in financing	(10,289)	(10,209)

Investing
Additions to property and equipment	(4,907)	(3,385)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(481)	(462)
Purchases of investments	(14,580)	(23,390)
Maturities of investments	14,266	19,082
Sales of investments	2,414	6,379
Other, net	(2,083)	0

Net cash used in investing	(5,371)	(1,776)

Effect of foreign exchange rates on cash and cash equivalents	(46)	(72)

Net change in cash and cash equivalents	3,629	1,761
Cash and cash equivalents, beginning of period	13,576	11,356

Cash and cash equivalents, end of period	$17,205	$13,117

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2020	2019

Common stock and paid-in capital
Balance, beginning of period	$80,552	$78,520
Common stock issued	815	427
Common stock repurchased	(1,732)	(1,326)
Stock-based compensation expense	1,456	1,262
Other, net	(2)	(1)

Balance, end of period	81,089	78,882

Retained earnings
Balance, beginning of period	34,566	24,150
Net income	13,893	10,678
Common stock cash dividends	(4,231)	(3,887)
Common stock repurchased	(5,003)	(3,701)
Cumulative effect of accounting changes	(32)	0

Balance, end of period	39,193	27,240

Accumulated other comprehensive income (loss)
Balance, beginning of period	3,186	(340)
Other comprehensive income (loss)	(86)	279
Cumulative effect of accounting changes	10	0

Balance, end of period	3,110	(61)

Total stockholders’ equity	$123,392	$106,061

Cash dividends declared per common share	$0.56	$0.51

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 30, 2020.

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

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for the three months ended September 30, 2020, was an increase in operating income of $927 million and net income of $763 million, or $0.10 per both basic and diluted share.

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

PART I

Item 1

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, we employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.

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

Contract Balances and Other Receivables

As of September 30, 2020 and June 30, 2020, other receivables due from suppliers were $1.1 billion and $442 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of both September 30, 2020 and June 30, 2020, long-term accounts receivable, net of allowance for doubtful accounts was $2.7 billion and is included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of September 30, 2020 and June 30, 2020, financing receivables, net were $4.8 billion and $5.2 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted the standard effective July 1, 2020. We use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The adoption of the standard did not have a material impact on our consolidated financial statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2020	2019

Net income available for common shareholders (A)	$13,893	$10,678

Weighted average outstanding shares of common stock (B)	7,566	7,634
Dilutive effect of stock-based awards	71	76

Common stock and common stock equivalents (C)	7,637	7,710

Earnings Per Share

Basic (A/B)	$1.84	$1.40
Diluted (A/C)	$1.82	$1.38

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Interest and dividends income	$570	$724
Interest expense	(589)	(637)
Net recognized gains (losses) on investments	125	(57)
Net gains on derivatives	3	46
Net gains (losses) on foreign currency remeasurements	139	(58)
Other, net	0	(18)

Total	$248	$0

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Realized gains from sales of available-for-sale securities	$19	$7
Realized losses from sales of available-for-sale securities	(5)	(4)
Impairments and allowance for credit losses	3	(4)

Total	$17	$(1)

PART I

Item 1

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Net realized gains on investments sold	$17	$22
Net unrealized gains (losses) on investments still held	100	(56)
Impairments of investments	(9)	(22)

Total	$108	$(56)

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

September 30, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$5,128	$0	$0	$5,128	$2,869	$2,259	$0
Certificates of deposit	Level 2	2,674	0	0	2,674	1,781	893	0
U.S. government securities	Level 1	93,143	6,230	0	99,373	4,556	94,817	0
U.S. agency securities	Level 2	3,339	3	0	3,342	1,550	1,792	0
Foreign government bonds	Level 2	7,054	7	(3)	7,058	0	7,058	0
Mortgage- and asset-backed securities	Level 2	4,764	42	(4)	4,802	0	4,802	0
Corporate notes and bonds	Level 2	8,287	332	(5)	8,614	0	8,614	0
Corporate notes and bonds	Level 3	52	0	0	52	0	52	0
Municipal securities	Level 2	312	60	(3)	369	0	369	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$124,848	$6,674	$(22)	$131,500	$10,756	$120,744	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,170	$724	$0	$446
Equity investments	Other				2,657	0	0	2,657

Total equity investments					$3,827	$724	$0	$3,103

Cash					$5,725	$5,725	$0	$0
Derivatives, net (a)					28	0	28	0

Total					$141,080	$17,205	$120,772	$3,103

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,687	$1	$0	$4,688	$1,618	$3,070	$0
Certificates of deposit	Level 2	2,898	0	0	2,898	1,646	1,252	0
U.S. government securities	Level 1	92,067	6,495	(1)	98,561	3,168	95,393	0
U.S. agency securities	Level 2	2,439	2	0	2,441	449	1,992	0
Foreign government bonds	Level 2	6,982	6	(3)	6,985	1	6,984	0
Mortgage- and asset-backed securities	Level 2	4,865	41	(6)	4,900	0	4,900	0
Corporate notes and bonds	Level 2	8,500	327	(17)	8,810	0	8,810	0
Corporate notes and bonds	Level 3	58	0	0	58	0	58	0
Municipal securities	Level 2	313	57	(4)	366	0	366	0
Municipal securities	Level 3	91	0	0	91	0	91	0

Total debt investments		$122,900	$6,929	$(31)	$129,798	$6,882	$122,916	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,198	$784	$0	$414
Equity investments	Other				2,551	0	0	2,551

Total equity investments					$3,749	$784	$0	$2,965

Cash					$5,910	$5,910	$0	$0
Derivatives, net (a)					35	0	35	0

Total					$139,492	$13,576	$122,951	$2,965

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of both September 30, 2020 and June 30, 2020, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.4 billion.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2020

U.S. government and agency securities	$1,847	$0	$0	$0	$1,847	$0
Foreign government bonds	977	(3)	0	0	977	(3)
Mortgage- and asset-backed securities	832	(4)	0	0	832	(4)
Corporate notes and bonds	421	(5)	0	0	421	(5)
Municipal securities	119	(10)	0	0	119	(10)

Total	$4,196	$(22)	$0	$0	$4,196	$(22)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2020

U.S. government and agency securities	$2,323	$(1)	$0	$0	$2,323	$(1)
Foreign government bonds	500	(3)	0	0	500	(3)
Mortgage- and asset-backed securities	1,014	(6)	0	0	1,014	(6)
Corporate notes and bonds	649	(17)	0	0	649	(17)
Municipal securities	66	(4)	0	0	66	(4)

Total	$4,552	$(31)	$0	$0	$4,552	$(31)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

September 30, 2020

Due in one year or less	$35,327	$35,397
Due after one year through five years	55,735	59,048
Due after five years through 10 years	30,786	33,870
Due after 10 years	3,000	3,185

Total	$124,848	$131,500

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2020, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)

	September 30, 2020	June 30, 2020

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	6,844	6,754
Interest rate contracts purchased	1,292	1,295

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,935	11,896
Foreign exchange contracts sold	10,903	15,595
Other contracts purchased	2,202	1,844
Other contracts sold	749	757

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	September 30, 2020		June 30, 2020

Designated as Hedging Instruments

Foreign exchange contracts	$16	$(67)	$44	$(54)
Interest rate contracts	89	0	93	0

Not Designated as Hedging Instruments

Foreign exchange contracts	165	(247)	245	(334)
Other contracts	6	(27)	18	(11)

Gross amounts of derivatives	276	(341)	400	(399)
Gross amounts of derivatives offset in the balance sheet	(74)	76	(154)	158
Cash collateral received	0	(58)	0	(154)

Net amounts of derivatives	$202	$(323)	$246	$(395)

Reported as

Short-term investments	$28	$0	$35	$0
Other current assets	81	0	199	0
Other long-term assets	93	0	12	0
Other current liabilities	0	(232)	0	(334)
Other long-term liabilities	0	(91)	0	(61)

Total	$202	$(323)	$246	$(395)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $274 million and $340 million, respectively, as of September 30, 2020, and $399 million and $399 million, respectively, as of June 30, 2020.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2020

Derivative assets	$0	$275	$1	$276
Derivative liabilities	0	(341)	0	(341)

June 30, 2020

Derivative assets	1	398	1	400
Derivative liabilities	0	(399)	0	(399)

PART I

Item 1

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

(In millions)	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Three Months Ended September 30,	2020		2019

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$(169)	$0	$30
Hedged items	0	168	0	(33)
Excluded from effectiveness assessment	0	8	0	41
Interest rate contracts
Derivatives	0	0	0	1
Hedged items	0	4	0	(1)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	0	20	0	(5)
Excluded from effectiveness assessment	0	0	0	0

Not Designated as Hedging Instruments

Foreign exchange contracts	0	58	0	(171)
Other contracts	0	4	0	1

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$20	$(6)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2020	June 30, 2020

Raw materials	$796	$700
Work in process	83	83
Finished goods	1,826	1,112

Total	$2,705	$1,895

NOTE 7 — BUSINESS COMBINATIONS

On September 19, 2020, we entered into a definitive agreement to acquire ZeniMax Media Inc., the parent company of Bethesda Softworks LLC (“Bethesda”), for $7.5 billion in cash. Bethesda is one of the largest, privately held game developers and publishers in the world, and will bring a broad portfolio of games, technology, and talent to Xbox. We expect this acquisition to close in the second half of fiscal year 2021, subject to customary closing conditions and completion of regulatory review.

PART I

Item 1

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2020	Acquisitions	Other	September 30, 2020

Productivity and Business Processes	$24,190	$0	$33	$24,223
Intelligent Cloud	12,697	443	1	13,141
More Personal Computing	6,464	0	62	6,526

Total	$43,351	$443	$96	$43,890

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2020			June 30, 2020

Technology-based	$8,327	$(6,527)	$1,800	$8,160	$(6,381)	$1,779
Customer-related	5,066	(2,482)	2,584	4,967	(2,320)	2,647
Marketing-related	4,159	(1,655)	2,504	4,158	(1,588)	2,570
Contract-based	475	(440)	35	474	(432)	42

Total	$18,027	$(11,104)	$6,923	$17,759	$(10,721)	$7,038

Intangible assets amortization expense was $383 million and $434 million for the three months ended September 30, 2020 and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2020:

(In millions)

Year Ending June 30,

2021 (excluding the three months ended September 30, 2020)	$1,150
2022	1,461
2023	1,267
2024	904
2025	487
Thereafter	1,654

Total	$6,923

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2020	June 30, 2020

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$559	$559
2010 issuance of $4.8 billion (a)	2020	–	2040	3.00%	–	4.50%	3.14%	–	4.57%	1,571	1,571
2011 issuance of $2.3 billion (a)	2021	–	2041	4.00%	–	5.30%	4.08%	–	5.36%	1,270	1,270
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,650	1,650
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,919	2,919
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,748	4,549
2015 issuance of $23.8 billion (a)	2020	–	2055	2.00%	–	4.75%	2.09%	–	4.78%	15,549	15,549
2016 issuance of $19.8 billion (a)	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	16,955	16,955
2017 issuance of $17.0 billion (a)	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	12,385	12,385
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000

Total face value										67,606	67,407
Unamortized discount and issuance costs										(542)	(554)
Hedge fair value adjustments (b)										89	93
Premium on debt exchange (a)										(3,601)	(3,619)

Total debt										63,552	63,327
Current portion of long-term debt										(6,497)	(3,749)

Long-term debt										$57,055	$59,578

(a)	In June 2020, we exchanged a portion of our existing debt at premium for cash and new debt with longer maturities. The premium will be amortized over the term of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2020 and June 30, 2020, the estimated fair value of long-term debt, including the current portion, was $77.7 billion and $77.1 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2020:

(In millions)

Year Ending June 30,

2021 (excluding the three months ended September 30, 2020)	$3,750
2022	8,052
2023	2,750
2024	5,250
2025	2,250
Thereafter	45,554

Total	$67,606

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 14% and 16% for the three months ended September 30, 2020 and 2019, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to an increase in tax benefits relating to stock-based compensation.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2020, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

Uncertain Tax Positions

As of September 30, 2020 and June 30, 2020, unrecognized tax benefits and other income tax liabilities were $16.9 billion and $16.6 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. We remain under audit for tax years 2004 to 2017.

As of September 30, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2020	June 30, 2020

Productivity and Business Processes	$17,675	$18,643
Intelligent Cloud	15,039	16,620
More Personal Computing	3,591	3,917

Total	$36,305	$39,180

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2020

Balance, beginning of period	$39,180
Deferral of revenue	17,976
Recognition of unearned revenue	(20,851)

Balance, end of period	$36,305

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $111 billion as of September 30, 2020, of which $107 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, retail stores, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Operating lease cost	$498	$465

Finance lease cost:
Amortization of right-of-use assets	$206	$125
Interest on lease liabilities	92	78

Total finance lease cost	$298	$203

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$491	$453
Operating cash flows from finance leases	92	78
Financing cash flows from finance leases	136	79

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	678	983
Finance leases	635	1,489

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2020	June 30, 2020

Operating Leases

Operating lease right-of-use assets	$9,047	$8,753

Other current liabilities	$1,744	$1,616
Operating lease liabilities	7,753	7,671

Total operating lease liabilities	$9,497	$9,287

Finance Leases

Property and equipment, at cost	$11,174	$10,371
Accumulated depreciation	(1,591)	(1,385)

Property and equipment, net	$9,583	$8,986

Other current liabilities	$596	$540
Other long-term liabilities	9,571	8,956

Total finance lease liabilities	$10,167	$9,496

Weighted Average Remaining Lease Term

Operating leases	7 years	8 years
Finance leases	12 years	13 years

Weighted Average Discount Rate

Operating leases	2.6%	2.7%
Finance leases	3.8%	3.9%

Maturities of lease liabilities were as follows:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2021 (excluding the three months ended September 30, 2020)	$1,522	$709
2022	1,738	958
2023	1,566	968
2024	1,362	982
2025	1,090	1,304
Thereafter	3,513	7,805

Total lease payments	10,791	12,726
Less imputed interest	(1,294)	(2,559)

Total	$9,497	$10,167

As of September 30, 2020, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $4.3 billion and $4.6 billion, respectively. These operating and finance leases will commence between fiscal year 2021 and fiscal year 2024 with lease terms of 1 year to 16 years.

PART I

Item 1

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 70 patent infringement cases pending against Microsoft as of September 30, 2020, none of which are material individually or in aggregate.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions, and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The final settlement and form of notice have been approved by the courts in British Columbia, Ontario, and Quebec. The ten month claims period will commence upon distribution of notice to the class, which we anticipate to occur in the second quarter of fiscal year 2021.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing on general causation is scheduled for July 2021.

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

As of September 30, 2020, we accrued aggregate legal liabilities of $311 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in December 2016 and was completed in February 2020.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time. As of September 30, 2020, $26.4 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2021		2020

First Quarter	25	$5,270	29	$4,000

Shares repurchased during the first quarter of fiscal year 2021 were under the share repurchase program approved on September 18, 2019. Shares repurchased during the first quarter of fiscal year 2020 were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.5 billion and $967 million for the first quarter of fiscal years 2021 and 2020, respectively. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2021				(In millions)

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,236

Fiscal Year 2020

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,886

The dividend declared on September 15, 2020 was included in other current liabilities as of September 30, 2020.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2020	2019

Derivatives

Balance, beginning of period	$(38)	$0
Unrealized gains (losses), net of tax of $5 and $(2)	20	(6)

Reclassification adjustments for (gains) losses included in earnings	(20)	5
Tax expense (benefit) included in provision for income taxes	4	(1)

Amounts reclassified from accumulated other comprehensive income (loss)	(16)	4

Net change related to derivatives, net of tax of $1 and $(1)	4	(2)

Balance, end of period	$(34)	$(2)

Investments

Balance, beginning of period	$5,478	$1,488
Unrealized gains (losses), net of tax of $(50) and $156	(188)	576

Reclassification adjustments for (gains) losses included in other income (expense), net	(17)	1
Tax expense included in provision for income taxes	4	0

Amounts reclassified from accumulated other comprehensive income (loss)	(13)	1

Net change related to investments, net of tax of $(54) and $156	(201)	577
Cumulative effect of accounting changes	10	0

Balance, end of period	$5,287	$2,065

Translation Adjustments and Other

Balance, beginning of period	$(2,254)	$(1,828)
Translation adjustments and other, net of tax of $(9) and $(8)	111	(296)

Balance, end of period	$(2,143)	$(2,124)

Accumulated other comprehensive income (loss), end of period	$3,110	$(61)

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises, comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business, and related Client Access Licenses (“CALs”).

PART I

Item 1

•	Office Consumer, including Microsoft 365 Consumer subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Learning Solutions, Marketing Solutions, Sales Solutions, and Premium Subscriptions.
•	Dynamics business solutions, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises.

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
•

Gaming, including Xbox hardware and Xbox content and services, comprising Xbox Live (transactions, Xbox Game Pass and other subscriptions, cloud services, and advertising), video games, and third-party video game royalties.

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2020	2019

Revenue

Productivity and Business Processes	$12,319	$11,077
Intelligent Cloud	12,986	10,845
More Personal Computing	11,849	11,133

Total	$37,154	$33,055

Operating Income

Productivity and Business Processes	$5,706	$4,782
Intelligent Cloud	5,422	3,889
More Personal Computing	4,748	4,015

Total	$15,876	$12,686

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2020 or 2019. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2020	2019

United States (a)	$19,025	$17,270
Other countries	18,129	15,785

Total	$37,154	$33,055

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Server products and cloud services	$11,195	$9,192
Office products and cloud services	9,278	8,466
Windows	5,305	5,353
Gaming	3,092	2,542
LinkedIn	2,206	1,909
Search advertising	1,789	1,991
Enterprise Services	1,637	1,545
Devices	1,620	1,202
Other	1,032	855

Total	$37,154	$33,055

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $15.2 billion and $11.6 billion for the three months ended September 30, 2020 and 2019, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2020, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 30, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 27, 2020

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2020, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2021 compared with the first quarter of fiscal year 2020 included:

•	Commercial cloud revenue increased 31% to $15.2 billion.
•	Office Commercial products and cloud services revenue increased 9%, driven by Office 365 Commercial growth of 21%.
•	Office Consumer products and cloud services revenue increased 13%, with continued growth in Microsoft 365 Consumer subscribers to 45.3 million.
•	LinkedIn revenue increased 16%.
•	Dynamics products and cloud services revenue increased 19%, driven by Dynamics 365 growth of 38%.
•	Server products and cloud services revenue increased 22%, driven by Azure growth of 48%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue decreased 5%.
•	Windows Commercial products and cloud services revenue increased 13%.
•	Xbox content and services revenue increased 30%.

PART I

Item 2

•	Surface revenue increased 37%.
•	Search advertising revenue, excluding traffic acquisition costs, decreased 10%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Weakening of the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations in the first quarter of fiscal year 2021.

Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

COVID-19

In the first quarter of fiscal year 2021, the COVID-19 pandemic continued to impact our business operations and financial results. In the Productivity and Business Processes and Intelligent Cloud segments, cloud usage and demand benefited as customers work and learn from home. In the More Personal Computing segment, Surface and Gaming benefited from demand to support remote work-, learn-, and play-from-home scenarios, while Search was negatively impacted by reduced customer advertising spend. We continued to experience weakness in transactional licensing across each of our segments as well as a reduction in operating expenses related to remote work. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for further discussion.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second and fourth quarters of our fiscal year. Second quarter revenue is driven by corporate year-end spending trends in our major markets and holiday season spending by consumers, and fourth quarter revenue is driven by the volume of multi-year on-premises contracts executed during the period.

PART I

Item 2

Change in Accounting Estimate

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for the three months ended September 30, 2020, was an increase in operating income of $927 million and net income of $763 million, or $0.10 per both basic and diluted share. It is estimated this change will increase our fiscal year 2021 annual operating income by $2.7 billion.

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

Office Consumer products and cloud services revenue growth	Revenue from Office Consumer products and cloud services, including Microsoft 365 Consumer subscriptions and Office licensed on-premises

Office 365 Commercial seat growth	The number of Office 365 Commercial seats at end of period where seats are paid users covered by an Office 365 Commercial subscription

Microsoft 365 Consumer subscribers	The number of Microsoft 365 Consumer (formerly Office 365 Consumer) subscribers at end of period

Dynamics products and cloud services revenue growth	Revenue from Dynamics products and cloud services, including Dynamics 365, a set of cloud-based applications across ERP and CRM, Dynamics ERP on-premises, and Dynamics CRM on-premises

LinkedIn revenue growth	Revenue from LinkedIn, including Talent Solutions, Learning Solutions, Marketing Solutions, Sales Solutions, and Premium Subscriptions

Server products and cloud services revenue growth	Revenue from Server products and cloud services, including Azure; SQL Server, Windows Server, Visual Studio, System Center, and related CALs; and GitHub

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

Windows OEM Pro revenue growth	Revenue from sales of Windows Pro licenses sold through the OEM channel, which primarily addresses demand in the commercial market

Windows OEM non-Pro revenue growth	Revenue from sales of Windows non-Pro licenses sold through the OEM channel, which primarily addresses demand in the consumer market

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising Xbox Live (transactions, Xbox Game Pass and other subscriptions, cloud services, and advertising), video games, and third-party video game royalties

Search advertising revenue, excluding TAC, growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2020	2019

Revenue	$37,154	$33,055	12%
Gross margin	26,152	22,649	15%
Operating income	15,876	12,686	25%
Net income	13,893	10,678	30%
Diluted earnings per share	1.82	1.38	32%

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Revenue increased $4.1 billion or 12%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office Commercial and LinkedIn. More Personal Computing revenue increased, driven by Gaming and Surface, offset in part by a reduction in Search advertising.

Gross margin increased $3.5 billion or 15%, driven by growth across each of our segments and a reduction in depreciation expense due to the change in estimated useful lives of our server and network equipment. Gross margin percentage increased, driven by the change in estimated useful lives of our server and network equipment. Commercial cloud gross margin percentage increased 5 points to 71%, driven by the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage increased slightly, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

Operating income increased $3.2 billion or 25%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment.

Key changes in expenses were:

•	Cost of revenue increased $596 million or 6%, primarily driven by growth in commercial cloud, offset in part by the change in estimated useful lives of our server and network equipment.
•	Research and development expenses increased $361 million or 8%, driven by investments in cloud engineering.
•	Sales and marketing expenses decreased $106 million or 2%, primarily driven by reductions in advertising, offset in part by investments in commercial sales.
•	General and administrative expenses increased $58 million or 5%, driven by an increase in business taxes.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2020	2019

Revenue

Productivity and Business Processes	$12,319	$11,077	11%
Intelligent Cloud	12,986	10,845	20%
More Personal Computing	11,849	11,133	6%

Total	$37,154	$33,055	12%

Operating Income

Productivity and Business Processes	$5,706	$4,782	19%
Intelligent Cloud	5,422	3,889	39%
More Personal Computing	4,748	4,015	18%

Total	$15,876	$12,686	25%

PART I

Item 2

Reportable Segments

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Productivity and Business Processes

Revenue increased $1.2 billion or 11%.

•

Office Commercial products and cloud services revenue increased $672 million or 9%, on a strong prior year comparable that benefited from transactional strength, primarily in Japan. Office 365 Commercial revenue grew 21%, due to seat growth of 15% and higher revenue per user. Office Commercial products revenue declined 30%, reflecting continued customer shift to cloud offerings from multi-year on-premises agreements and continued transactional weakness, as well as the impact from a strong prior year comparable.

•

Office Consumer products and cloud services revenue increased $140 million or 13%, driven by Microsoft 365 Consumer subscription revenue. Microsoft 365 Consumer subscribers increased 27% to 45.3 million.

•	LinkedIn revenue increased $297 million or 16%, driven by growth in Marketing Solutions.
•	Dynamics products and cloud services revenue increased 19%, driven by Dynamics 365 growth of 38%.

Operating income increased $924 million or 19%.

•

Gross margin increased $1.1 billion or 13%, driven by growth in LinkedIn and Office Commercial, and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased slightly with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased, driven by increased usage of Office 365 Commercial and an increased mix of cloud offerings.

•	Operating expenses increased $155 million or 4%, driven by investments in cloud engineering and Teams marketing.

Intelligent Cloud

Revenue increased $2.1 billion or 20%.

•

Server products and cloud services revenue increased $2.0 billion or 22%, driven by Azure. Azure revenue grew 48%, due to growth in our consumption-based services. Server products revenue decreased 1% on a strong prior year comparable, with continued weakness in transactional licensing.

•	Enterprise Services revenue increased $92 million or 6%, driven by growth in Premier Support Services.

Operating income increased $1.5 billion or 39%.

•

Gross margin increased $1.9 billion or 26%, driven by growth in server products and cloud services and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased slightly, driven by sales mix shift to Azure, offset in part by gross margin percentage improvement in Azure.

•	Operating expenses increased $369 million or 10%, driven by investments in Azure.

More Personal Computing

Revenue increased $716 million or 6%.

•

Windows revenue decreased $48 million or 1%, primarily driven by a decrease in Windows OEM, offset in part by growth in Windows Commercial. Windows OEM revenue decreased 5%. Windows OEM Pro revenue decreased 22%, impacted by lower commercial demand and a strong prior year comparable. Windows OEM non-Pro revenue grew 31%, driven by consumer PC demand. Windows Commercial products and cloud services revenue increased 13%, driven by increased demand for Microsoft 365, offset in part by a decrease in agreements that carry higher in-quarter revenue recognition and continued weakness in transactional licensing.

PART I

Item 2

•

Gaming revenue increased $550 million or 22%, driven by an increase in Xbox content and services, offset in part by a decrease in Xbox hardware. Xbox content and services revenue increased $649 million or 30%, driven by growth in third-party titles, Xbox Game Pass subscriptions, and first-party titles. Xbox hardware revenue declined 27%, driven by a decrease in volume of consoles sold ahead of new console launches.

•	Surface revenue increased $417 million or 37%, driven by year-over-year differences in product launch timing and channel purchasing, as well as PC market demand.
•	Search advertising revenue decreased $202 million or 10%. Search advertising revenue, excluding traffic acquisition costs, decreased 10%, driven by reduced customer advertising spend.

Operating income increased $733 million or 18%.

•

Gross margin increased $522 million or 8%, driven by growth in Gaming and Surface. Gross margin percentage increased slightly, primarily driven by gross margin percentage improvement in Gaming and Surface, offset in part by a lower sales mix of Windows.

•	Operating expenses decreased $211 million or 8%, primarily driven by reductions in advertising.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2020	2019

Research and development	$4,926	$4,565	8%
As a percent of revenue	13%	14%	(1)ppt

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

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Research and development expenses increased $361 million or 8%, driven by investments in cloud engineering.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2020	2019

Sales and marketing	$4,231	$4,337	(2)%
As a percent of revenue	11%	13%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Sales and marketing expenses decreased $106 million or 2%, primarily driven by reductions in advertising, offset in part by investments in commercial sales.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2020	2019

General and administrative	$1,119	$1,061	5%
As a percent of revenue	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

General and administrative expenses increased $58 million or 5%, driven by an increase in business taxes.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2020	2019

Interest and dividends income	$570	$724
Interest expense	(589)	(637)
Net recognized gains (losses) on investments	125	(57)
Net gains on derivatives	3	46
Net gains (losses) on foreign currency remeasurements	139	(58)
Other, net	0	(18)

Total	$248	$0

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Interest and dividends income decreased due to lower yields, offset in part by higher average portfolio balances on fixed-income securities. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities and higher capitalization of interest expense, offset in part by higher finance lease expense. Net recognized gains on investments increased due to gains on equity securities in the current period compared to losses in the prior period. Net gains on derivatives decreased due to lower gains on foreign exchange derivatives.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 14% and 16% for the three months ended September 30, 2020 and 2019, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to an increase in tax benefits relating to stock-based compensation.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2020, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

PART I

Item 2

Uncertain Tax Positions

We settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. We remain under audit for tax years 2004 to 2017.

As of September 30, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $138.0 billion and $136.5 billion as of September 30, 2020 and June 30, 2020. Equity investments were $3.1 billion and $3.0 billion as of September 30, 2020 and June 30, 2020, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

PART I

Item 2

Cash Flows

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Cash from operations increased $5.5 billion to $19.3 billion for the three months ended September 30, 2020, mainly due to an increase in cash received from customers and a decrease in cash used to pay income taxes, offset in part by an increase in cash paid to suppliers and employees. Cash used in financing increased $80 million to $10.3 billion for the three months ended September 30, 2020, mainly due to a $1.8 billion increase in common stock repurchases and a $346 million increase in dividends paid, offset in part by a $2.5 billion decrease in repayments of debt. Cash used in investing increased $3.6 billion to $5.4 billion for the three months ended September 30, 2020, mainly due to $2.1 billion in other investing to facilitate the purchase of components and a $1.5 billion increase in additions to property and equipment.

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

The following table outlines the expected future recognition of unearned revenue as of September 30, 2020:

(In millions)

Three Months Ending

December 31, 2020	$15,056
March 31, 2021	10,485
June 30, 2021	6,245
September 30, 2021	1,690
Thereafter	2,829

Total	$36,305

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the three months ended September 30, 2020 and 2019, we repurchased 25 million shares and 29 million shares of our common stock for $5.3 billion and $4.0 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Other Planned Uses of Capital

On September 19, 2020, we entered into a definitive agreement to acquire ZeniMax Media Inc., the parent company of Bethesda Softworks LLC, for $7.5 billion in cash. We expect this acquisition to close in the second half of fiscal year 2021, subject to customary closing conditions and completion of regulatory review.

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

Liquidity

As a result of the Tax Cuts and Jobs Act (“TCJA”), we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $4.7 billion, which included $1.5 billion during the three months ended September 30, 2020. The remaining transition tax of $13.7 billion is payable over the next five years with a final payment in fiscal year 2026.

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

Impairment of Investment Securities

We review debt investments quarterly for credit losses and impairment. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Equity investments without readily determinable fair values are written down to fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than carrying value. We perform a qualitative assessment on a periodic basis. We are required to estimate the fair value of the investment to determine the amount of the impairment loss. Once an investment is determined to be impaired, an impairment charge is recorded in other income (expense), net.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2020	Impact

Foreign currency—Revenue	10% decrease in foreign exchange rates	$(4,748)	Earnings
Foreign currency—Investments	10% decrease in foreign exchange rates	(104)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,843)	Fair Value
Credit	100 basis point increase in credit spreads	(288)	Fair Value
Equity	10% decrease in equity market prices	(259)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our increasing focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence (“AI”). At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We embrace cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge worldview is connected with the growth of the Internet of Things (“IoT”). Our success in the IoT will depend on the level of adoption of our offerings such as Azure, Azure Stack, Azure IoT Edge, and Azure Sphere. We may not establish market share sufficient to achieve scale necessary to achieve our business objectives.

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
•

Maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, tablets, gaming consoles, and other devices, as well as sensors and other IoT endpoints.

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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We have in the past recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. Adversaries that are attacking our customers’ on-premises environments will continue to attack those customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks.

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

The development of the IoT presents security, privacy, and execution risks. To support the growth of the intelligent cloud and the intelligent edge, we are developing products, services, and technologies to power the IoT, a network of distributed and interconnected devices employing sensors, data, and computing capabilities including AI. The IoT’s great potential also carries substantial risks. IoT products and services may contain defects in design, manufacture, or operation that make them insecure or ineffective for their intended purposes. An IoT solution has multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control. Each layer, including the weakest layer, can impact the security of the whole system. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brands, or negatively impact our revenues or margins.

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

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Microsoft 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox Live, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

We expend significant resources to patent the intellectual property we create with the expectation that we will generate revenues by incorporating that intellectual property in our products or services or, in some instances, by licensing our patents to others in return for a royalty. Changes in the law may continue to weaken our ability to prevent the use of patented technology or collect revenue for licensing our patents. These include legislative changes and regulatory actions that make it more difficult to obtain injunctions, and the increasing use of legal process to challenge issued patents. Similarly, licensees of our patents may fail to satisfy their obligations to pay us royalties, or may contest the scope and extent of their obligations. The royalties we can obtain to monetize our intellectual property may decline because of the evolution of technology, price changes in products using licensed patents, or the difficulty of discovering infringements. Finally, our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations and may negatively impact revenue.

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

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, advertising, and online content. For example, some regulators are taking the position that our offerings such as Microsoft Teams and Skype are covered by existing laws regulating telecommunications services, and some new laws, including EU Member State laws under the European Electronic Communications Code, are defining more of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, and law enforcement surveillance obligations. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI and content moderation, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders to make technology more accessible. If our products do not meet customer expectations or global accessibility requirements, we could lose sales opportunities or face regulatory actions.

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

Our global business exposes us to operational and economic risks. Our customers are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Our results of operations may be affected by global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political and military disputes. In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

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

PART II

Item 1A

We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global financial markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely affected and we could determine that more of our investments have experienced a decline in fair value, requiring impairment charges that could adversely affect our consolidated financial statements.

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

Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes may negatively impact our revenues.

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

Since the COVID-19 pandemic began, we have experienced a range of impacts on our business, including adverse impacts to our supply chain, a slowdown in transactional licensing, and lower demand for our advertising services. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

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

PART II

Item 1A

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(In millions)

July 1, 2020 – July 31, 2020	9,748,145	$206.48	9,748,145	$29,699
August 1, 2020 – August 31, 2020	7,797,300	213.96	7,797,300	28,031
September 1, 2020 – September 30, 2020	7,606,666	208.88	7,606,666	26,442

	25,152,111		25,152,111

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,236

We returned $9.5 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2021. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

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

MICROSOFT CORPORATION

/S/ Alice L. Jolla
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Duly Authorized Officer)

October 27, 2020