Form 10-Q
period 2020-12-31
MICROSOFT CORP
filed 2021-01-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 21, 2021

Common Stock, $0.00000625 par value per share	7,542,215,767 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2020

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Revenue:
Product	$19,460	$18,255	$35,263	$34,023
Service and other	23,616	18,651	44,967	35,938

Total revenue	43,076	36,906	80,230	69,961

Cost of revenue:
Product	6,058	4,966	9,655	8,271
Service and other	8,136	7,392	15,541	14,493

Total cost of revenue	14,194	12,358	25,196	22,764

Gross margin	28,882	24,548	55,034	47,197
Research and development	4,899	4,603	9,825	9,168
Sales and marketing	4,947	4,933	9,178	9,270
General and administrative	1,139	1,121	2,258	2,182

Operating income	17,897	13,891	33,773	26,577
Other income, net	440	194	688	194

Income before income taxes	18,337	14,085	34,461	26,771
Provision for income taxes	2,874	2,436	5,105	4,444

Net income	$15,463	$11,649	$29,356	$22,327

Earnings per share:
Basic	$2.05	$1.53	$3.88	$2.93
Diluted	$2.03	$1.51	$3.85	$2.90

Weighted average shares outstanding:
Basic	7,555	7,621	7,561	7,628
Diluted	7,616	7,691	7,627	7,701

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Net income	$15,463	$11,649	$29,356	$22,327

Other comprehensive income (loss), net of tax:
Net change related to derivatives	8	(4)	12	(6)
Net change related to investments	(492)	(420)	(693)	157
Translation adjustments and other	741	230	852	(66)

Other comprehensive income (loss)	257	(194)	171	85

Comprehensive income	$15,720	$11,455	$29,527	$22,412

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2020	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$14,432	$13,576
Short-term investments	117,536	122,951

Total cash, cash equivalents, and short-term investments	131,968	136,527
Accounts receivable, net of allowance for doubtful accounts of $642 and $788	27,312	32,011
Inventories	1,924	1,895
Other current assets	12,769	11,482

Total current assets	173,973	181,915
Property and equipment, net of accumulated depreciation of $47,715 and $43,197	51,737	44,151
Operating lease right-of-use assets	10,298	8,753
Equity investments	3,794	2,965
Goodwill	44,219	43,351
Intangible assets, net	6,555	7,038
Other long-term assets	13,561	13,138

Total assets	$304,137	$301,311

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,770	$12,530
Current portion of long-term debt	5,387	3,749
Accrued compensation	6,838	7,874
Short-term income taxes	1,562	2,130
Short-term unearned revenue	30,402	36,000
Other current liabilities	10,527	10,027

Total current liabilities	67,486	72,310
Long-term debt	55,136	59,578
Long-term income taxes	26,701	29,432
Long-term unearned revenue	2,985	3,180
Deferred income taxes	174	204
Operating lease liabilities	8,875	7,671
Other long-term liabilities	12,544	10,632

Total liabilities	173,901	183,007

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,546 and 7,571	81,896	80,552
Retained earnings	44,973	34,566
Accumulated other comprehensive income	3,367	3,186

Total stockholders’ equity	130,236	118,304

Total liabilities and stockholders’ equity	$304,137	$301,311

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Operations
Net income	$15,463	$11,649	$29,356	$22,327
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,761	3,203	5,406	6,174
Stock-based compensation expense	1,566	1,340	3,022	2,602
Net recognized gains on investments and derivatives	(354)	(203)	(482)	(192)
Deferred income taxes	(17)	(53)	(28)	(230)
Changes in operating assets and liabilities:
Accounts receivable	(4,008)	(4,203)	4,835	5,887
Inventories	788	799	(20)	238
Other current assets	730	165	676	(273)
Other long-term assets	(1,499)	(517)	(1,561)	(850)
Accounts payable	33	(7)	348	(554)
Unearned revenue	(3,227)	(2,936)	(6,291)	(5,828)
Income taxes	(2,368)	(471)	(3,351)	(3,807)
Other current liabilities	1,755	1,489	(1,196)	(1,831)
Other long-term liabilities	893	425	1,137	835

Net cash from operations	12,516	10,680	31,851	24,498

Financing
Repayments of debt	(3,250)	(18)	(3,250)	(2,518)
Common stock issued	302	234	847	661
Common stock repurchased	(6,535)	(5,206)	(13,278)	(10,118)
Common stock cash dividends paid	(4,230)	(3,886)	(8,086)	(7,396)
Other, net	79	(39)	(156)	247

Net cash used in financing	(13,634)	(8,915)	(23,923)	(19,124)

Investing
Additions to property and equipment	(4,174)	(3,545)	(9,081)	(6,930)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(415)	(80)	(896)	(542)
Purchases of investments	(15,092)	(19,011)	(29,672)	(42,401)
Maturities of investments	15,264	11,230	29,530	30,312
Sales of investments	2,421	5,370	4,835	11,749
Other, net	327	0	(1,756)	0

Net cash used in investing	(1,669)	(6,036)	(7,040)	(7,812)

Effect of foreign exchange rates on cash and cash equivalents	14	18	(32)	(54)

Net change in cash and cash equivalents	(2,773)	(4,253)	856	(2,492)
Cash and cash equivalents, beginning of period	17,205	13,117	13,576	11,356

Cash and cash equivalents, end of period	$14,432	$8,864	$14,432	$8,864

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Common stock and paid-in capital
Balance, beginning of period	$81,089	$78,882	$80,552	$78,520
Common stock issued	302	234	1,117	661
Common stock repurchased	(1,062)	(831)	(2,794)	(2,157)
Stock-based compensation expense	1,566	1,340	3,022	2,602
Other, net	1	0	(1)	(1)

Balance, end of period	81,896	79,625	81,896	79,625

Retained earnings
Balance, beginning of period	39,193	27,240	34,566	24,150
Net income	15,463	11,649	29,356	22,327
Common stock cash dividends	(4,220)	(3,875)	(8,451)	(7,762)
Common stock repurchased	(5,463)	(4,275)	(10,466)	(7,976)
Cumulative effect of accounting changes	0	0	(32)	0

Balance, end of period	44,973	30,739	44,973	30,739

Accumulated other comprehensive income (loss)
Balance, beginning of period	3,110	(61)	3,186	(340)
Other comprehensive income (loss)	257	(194)	171	85
Cumulative effect of accounting changes	0	0	10	0

Balance, end of period	3,367	(255)	3,367	(255)

Total stockholders’ equity	$130,236	$110,109	$130,236	$110,109

Cash dividends declared per common share	$0.56	$0.51	$1.12	$1.02

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the coronavirus (“COVID-19”).

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for the three months ended December 31, 2020, was an increase in operating income of $787 million and net income of $649 million, or $0.09 per both basic and diluted share. The effect of this change for the six months ended December 31, 2020, was an increase in operating income of $1.7 billion and net income of $1.4 billion, or $0.19 per both basic and diluted share.

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

Contract Balances and Other Receivables

As of December 31, 2020 and June 30, 2020, other receivables due from suppliers were $708 million and $442 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of December 31, 2020 and June 30, 2020, long-term accounts receivable, net of allowance for doubtful accounts was $2.9 billion and $2.7 billion, respectively, and are included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of December 31, 2020 and June 30, 2020, financing receivables, net were $4.0 billion and $5.2 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Net income available for common shareholders (A)	$15,463	$11,649	$29,356	$22,327

Weighted average outstanding shares of common stock (B)	7,555	7,621	7,561	7,628
Dilutive effect of stock-based awards	61	70	66	73

Common stock and common stock equivalents (C)	7,616	7,691	7,627	7,701

Earnings Per Share

Basic (A/B)	$2.05	$1.53	$3.88	$2.93
Diluted (A/C)	$2.03	$1.51	$3.85	$2.90

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Interest and dividends income	$545	$688	$1,115	$1,412
Interest expense	(571)	(654)	(1,160)	(1,291)
Net recognized gains on investments	359	162	484	105
Net gains (losses) on derivatives	(5)	41	(2)	87
Net gains (losses) on foreign currency remeasurements	42	(24)	181	(82)
Other, net	70	(19)	70	(37)

Total	$440	$194	$688	$194

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Realized gains from sales of available-for-sale securities	$32	$14	$51	$21
Realized losses from sales of available-for-sale securities	(13)	(6)	(18)	(10)
Impairments and allowance for credit losses	0	(1)	3	(5)

Total	$19	$7	$36	$6

PART I

Item 1

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Net realized gains on investments sold	$16	$53	$33	$75
Net unrealized gains on investments still held	326	111	426	55
Impairments of investments	(2)	(9)	(11)	(31)

Total	$340	$155	$448	$99

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

December 31, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$6,618	$0	$0	$6,618	$4,638	$1,980	$0
Certificates of deposit	Level 2	2,770	0	0	2,770	1,763	1,007	0
U.S. government securities	Level 1	88,151	5,580	(12)	93,719	1,151	92,568	0
U.S. agency securities	Level 2	1,772	3	0	1,775	418	1,357	0
Foreign government bonds	Level 2	7,196	15	(1)	7,210	0	7,210	0
Mortgage- and asset-backed securities	Level 2	4,537	38	(4)	4,571	0	4,571	0
Corporate notes and bonds	Level 2	8,010	353	(1)	8,362	0	8,362	0
Corporate notes and bonds	Level 3	62	0	0	62	0	62	0
Municipal securities	Level 2	291	62	(1)	352	0	352	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$119,502	$6,051	$(26)	$125,527	$7,970	$117,557	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,655	$897	$0	$758
Equity investments	Other				3,036	0	0	3,036

Total equity investments					$4,691	$897	$0	$3,794

Cash					$5,565	$5,565	$0	$0
Derivatives, net (a)					(21)	0	(21)	0

Total					$135,762	$14,432	$117,536	$3,794

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,687	$1	$0	$4,688	$1,618	$3,070	$0
Certificates of deposit	Level 2	2,898	0	0	2,898	1,646	1,252	0
U.S. government securities	Level 1	92,067	6,495	(1)	98,561	3,168	95,393	0
U.S. agency securities	Level 2	2,439	2	0	2,441	449	1,992	0
Foreign government bonds	Level 2	6,982	6	(3)	6,985	1	6,984	0
Mortgage- and asset-backed securities	Level 2	4,865	41	(6)	4,900	0	4,900	0
Corporate notes and bonds	Level 2	8,500	327	(17)	8,810	0	8,810	0
Corporate notes and bonds	Level 3	58	0	0	58	0	58	0
Municipal securities	Level 2	313	57	(4)	366	0	366	0
Municipal securities	Level 3	91	0	0	91	0	91	0

Total debt investments		$122,900	$6,929	$(31)	$129,798	$6,882	$122,916	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,198	$784	$0	$414
Equity investments	Other				2,551	0	0	2,551

Total equity investments					$3,749	$784	$0	$2,965

Cash					$5,910	$5,910	$0	$0
Derivatives, net (a)					35	0	35	0

Total					$139,492	$13,576	$122,951	$2,965

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of December 31, 2020 and June 30, 2020, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $1.5 billion and $1.4 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2020

U.S. government and agency securities	$2,777	$(12)	$0	$0	$2,777	$(12)
Foreign government bonds	1,708	(1)	0	0	1,708	(1)
Mortgage- and asset-backed securities	1,148	(4)	0	0	1,148	(4)
Corporate notes and bonds	160	(1)	0	0	160	(1)
Municipal securities	121	(8)	0	0	121	(8)

Total	$5,914	$(26)	$0	$0	$5,914	$(26)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2020

U.S. government and agency securities	$2,323	$(1)	$0	$0	$2,323	$(1)
Foreign government bonds	500	(3)	0	0	500	(3)
Mortgage- and asset-backed securities	1,014	(6)	0	0	1,014	(6)
Corporate notes and bonds	649	(17)	0	0	649	(17)
Municipal securities	66	(4)	0	0	66	(4)

Total	$4,552	$(31)	$0	$0	$4,552	$(31)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

December 31, 2020

Due in one year or less	$29,516	$29,559
Due after one year through five years	58,954	62,275
Due after five years through 10 years	28,343	30,824
Due after 10 years	2,689	2,869

Total	$119,502	$125,527

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2020, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)

	December 31, 2020	June 30, 2020

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	6,953	6,754
Interest rate contracts purchased	1,283	1,295

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,247	11,896
Foreign exchange contracts sold	14,598	15,595
Other contracts purchased	2,350	1,844
Other contracts sold	745	757

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	December 31, 2020		June 30, 2020

Designated as Hedging Instruments

Foreign exchange contracts	$14	$(72)	$44	$(54)
Interest rate contracts	77	0	93	0

Not Designated as Hedging Instruments

Foreign exchange contracts	409	(463)	245	(334)
Other contracts	44	(9)	18	(11)

Gross amounts of derivatives	544	(544)	400	(399)
Gross amounts of derivatives offset in the balance sheet	(157)	158	(154)	158
Cash collateral received	0	(288)	0	(154)

Net amounts of derivatives	$387	$(674)	$246	$(395)

Reported as

Short-term investments	$(21)	$0	$35	$0
Other current assets	320	0	199	0
Other long-term assets	88	0	12	0
Other current liabilities	0	(648)	0	(334)
Other long-term liabilities	0	(26)	0	(61)

Total	$387	$(674)	$246	$(395)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $540 million and $544 million, respectively, as of December 31, 2020, and $399 million and $399 million, respectively, as of June 30, 2020.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2020

Derivative assets	$1	$542	$1	$544
Derivative liabilities	0	(544)	0	(544)

June 30, 2020

Derivative assets	1	398	1	400
Derivative liabilities	0	(399)	0	(399)

PART I

Item 1

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019

(In millions)	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$(124)	$0	$23	$0	$(293)	$0	$53
Hedged items	0	125	0	(26)	0	293	0	(59)
Excluded from effectiveness assessment	0	10	0	42	0	18	0	83
Interest rate contracts
Derivatives	0	(9)	0	(14)	0	(9)	0	(13)
Hedged items	0	12	0	13	0	16	0	12

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	0	21	0	8	0	41	0	3
Excluded from effectiveness assessment	0	0	0	0	0	0	0	0

Not Designated as Hedging Instruments

Foreign exchange contracts	0	139	0	52	0	197	0	(119)
Other contracts	0	3	0	1	0	7	0	2

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$25	$2	$45	$(4)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2020	June 30, 2020

Raw materials	$560	$700
Work in process	83	83
Finished goods	1,281	1,112

Total	$1,924	$1,895

PART I

Item 1

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2020	Acquisitions	Other	December 31, 2020

Productivity and Business Processes	$24,190	$0	$112	$24,302
Intelligent Cloud	12,697	443	58	13,198
More Personal Computing	6,464	2	253	6,719

Total	$43,351	$445	$423	$44,219

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2020			June 30, 2020

Technology-based	$8,355	$(6,672)	$1,683	$8,160	$(6,381)	$1,779
Customer-related	4,955	(2,532)	2,423	4,967	(2,320)	2,647
Marketing-related	4,162	(1,723)	2,439	4,158	(1,588)	2,570
Contract-based	435	(425)	10	474	(432)	42

Total	$17,907	$(11,352)	$6,555	$17,759	$(10,721)	$7,038

PART I

Item 1

Intangible assets amortization expense was $378 million and $761 million for the three and six months ended December 31, 2020, respectively, and $411 million and $845 million for the three and six months ended December 31, 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2020:

(In millions)

Year Ending June 30,

2021 (excluding the six months ended December 31, 2020)	$763
2022	1,459
2023	1,267
2024	905
2025	490
Thereafter	1,671

Total	$6,555

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			December 31, 2020	June 30, 2020

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$559	$559
2010 issuance of $4.8 billion (a)			2040			4.50%			4.57%	571	1,571
2011 issuance of $2.3 billion (a)	2021	–	2041	4.00%	–	5.30%	4.08%	–	5.36%	1,270	1,270
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,650	1,650
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,919	2,919
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,955	4,549
2015 issuance of $23.8 billion (a)	2022	–	2055	2.38%	–	4.75%	2.47%	–	4.78%	13,299	15,549
2016 issuance of $19.8 billion (a)	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	16,955	16,955
2017 issuance of $17.0 billion (a)	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	12,385	12,385
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000

Total face value										64,563	67,407
Unamortized discount and issuance costs										(533)	(554)
Hedge fair value adjustments (b)										77	93
Premium on debt exchange (a)										(3,584)	(3,619)

Total debt										60,523	63,327
Current portion of long-term debt										(5,387)	(3,749)

Long-term debt										$55,136	$59,578

(a)	In June 2020, we exchanged a portion of our existing debt at premium for cash and new debt with longer maturities. The premium is amortized over the term of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of December 31, 2020 and June 30, 2020, the estimated fair value of long-term debt, including the current portion, was $75.1 billion and $77.1 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

PART I

Item 1

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2020:

(In millions)

Year Ending June 30,

2021 (excluding the six months ended December 31, 2020)	$500
2022	8,141
2023	2,750
2024	5,250
2025	2,250
Thereafter	45,672

Total	$64,563

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 16% and 17% for the three months ended December 31, 2020 and 2019, respectively, and 15% and 17% for the six months ended December 31, 2020 and 2019, respectively. The decrease in our effective tax rate for the three and six months ended December 31, 2020 compared to the prior year was primarily due to tax benefits from final Tax Cuts and Jobs Act regulations and an increase in tax benefits relating to stock-based compensation.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2020, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

Uncertain Tax Positions

As of December 31, 2020 and June 30, 2020, unrecognized tax benefits and other income tax liabilities were $15.4 billion and $16.6 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets. The decrease is primarily driven by a partial settlement of the Internal Revenue Service (“IRS”) audits for tax years 2004 to 2013.

We settled a portion of the IRS audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. In the second quarter of fiscal year 2021, we settled an additional portion of the IRS audits for tax years 2004 to 2013 and made a payment of $1.7 billion, including tax and interest. We remain under audit for tax years 2004 to 2017.

As of December 31, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

PART I

Item 1

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2020	June 30, 2020

Productivity and Business Processes	$16,225	$18,643
Intelligent Cloud	13,786	16,620
More Personal Computing	3,376	3,917

Total	$33,387	$39,180

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2020

Balance, beginning of period	$39,180
Deferral of revenue	37,044
Recognition of unearned revenue	(42,837)

Balance, end of period	$33,387

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $117 billion as of December 31, 2020, of which $112 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Operating lease cost	$503	$478	$1,001	$943

Finance lease cost:
Amortization of right-of-use assets	$249	$163	$455	$288
Interest on lease liabilities	94	84	186	162

Total finance lease cost	$343	$247	$641	$450

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$482	$479	$973	$932
Operating cash flows from finance leases	94	84	186	162
Financing cash flows from finance leases	153	104	289	183

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,578	948	2,256	1,931
Finance leases	1,193	863	1,828	2,352

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2020	June 30, 2020

Operating Leases

Operating lease right-of-use assets	$10,298	$8,753

Other current liabilities	$1,866	$1,616
Operating lease liabilities	8,875	7,671

Total operating lease liabilities	$10,741	$9,287

Finance Leases

Property and equipment, at cost	$12,694	$10,371
Accumulated depreciation	(1,840)	(1,385)

Property and equipment, net	$10,854	$8,986

Other current liabilities	$699	$540
Other long-term liabilities	10,819	8,956

Total finance lease liabilities	$11,518	$9,496

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	12 years	13 years

Weighted Average Discount Rate

Operating leases	2.3%	2.7%
Finance leases	3.6%	3.9%

PART I

Item 1

The following table outlines maturities of our lease liabilities as of December 31, 2020:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2021 (excluding the six months ended December 31, 2020)	$1,099	$533
2022	1,997	1,080
2023	1,811	1,092
2024	1,579	1,107
2025	1,280	1,431
Thereafter	4,309	8,943

Total lease payments	12,075	14,186
Less imputed interest	(1,334)	(2,668)

Total	$10,741	$11,518

As of December 31, 2020, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $4.0 billion and $6.9 billion, respectively. These operating and finance leases will commence between fiscal year 2021 and fiscal year 2026 with lease terms of 1 year to 15 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 73 patent infringement cases pending against Microsoft as of December 31, 2020, none of which are material individually or in aggregate.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions, and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The final settlement and form of notice have been approved by the courts in British Columbia, Ontario, and Quebec. The ten-month claims period commenced on November 23, 2020 and will close on September 23, 2021.

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

As of December 31, 2020, we accrued aggregate legal liabilities of $322 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in December 2016 and was completed in February 2020.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time. As of December 31, 2020, $20.7 billion remained of this $40.0 billion share repurchase program.

PART I

Item 1

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2021		2020

First Quarter	25	$5,270	29	$4,000
Second Quarter	27	5,750	32	4,600

Total	52	$11,020	61	$8,600

Shares repurchased during the first and second quarters of fiscal year 2021 were under the share repurchase program approved on September 18, 2019. Shares repurchased during the first and second quarters of fiscal year 2020 were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $785 million and $2.3 billion for the three and six months ended December 31, 2020, respectively, and $551 million and $1.5 billion for the three and six months ended December 31, 2019, respectively. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2021				(In millions)

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,230
December 2, 2020	February 18, 2021	March 11, 2021	0.56	4,226

Total			$1.12	$8,456

Fiscal Year 2020

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,886
December 4, 2019	February 20, 2020	March 12, 2020	0.51	3,876

Total			$1.02	$7,762

The dividend declared on December 2, 2020 was included in other current liabilities as of December 31, 2020.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Derivatives

Balance, beginning of period	$(34)	$(2)	$(38)	$0
Unrealized gains (losses), net of tax of $7, $1, $12, and $(1)	25	2	45	(4)

Reclassification adjustments for gains included in earnings	(21)	(8)	(41)	(3)
Tax expense included in provision for income taxes	4	2	8	1

Amounts reclassified from accumulated other comprehensive income (loss)	(17)	(6)	(33)	(2)

Net change related to derivatives, net of tax of $3, $(1), $4, and $(2)	8	(4)	12	(6)

Balance, end of period	$(26)	$(6)	$(26)	$(6)

Investments

Balance, beginning of period	$5,287	$2,065	$5,478	$1,488
Unrealized gains (losses), net of tax of $(128), $(111), $(178), and $45	(477)	(414)	(665)	162

Reclassification adjustments for gains included in other income (expense), net	(19)	(7)	(36)	(6)
Tax expense included in provision for income taxes	4	1	8	1

Amounts reclassified from accumulated other comprehensive income (loss)	(15)	(6)	(28)	(5)

Net change related to investments, net of tax of $(132), $(112), $(186), and $44	(492)	(420)	(693)	157
Cumulative effect of accounting changes	0	0	10	0

Balance, end of period	$4,795	$1,645	$4,795	$1,645

Translation Adjustments and Other

Balance, beginning of period	$(2,143)	$(2,124)	$(2,254)	$(1,828)
Translation adjustments and other, net of tax of $0, $0, $(9), and $(8)	741	230	852	(66)

Balance, end of period	$(1,402)	$(1,894)	$(1,402)	$(1,894)

Accumulated other comprehensive income (loss), end of period	$3,367	$(255)	$3,367	$(255)

PART I

Item 1

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
•

Dynamics business solutions, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, and Customer Data Platform; low-code application platform and automation solutions; and on-premises ERP and CRM applications.

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

PART I

Item 1

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Revenue

Productivity and Business Processes	$13,353	$11,826	$25,672	$22,903
Intelligent Cloud	14,601	11,869	27,587	22,714
More Personal Computing	15,122	13,211	26,971	24,344

Total	$43,076	$36,906	$80,230	$69,961

Operating Income

Productivity and Business Processes	$6,181	$5,182	$11,887	$9,964
Intelligent Cloud	6,492	4,531	11,914	8,420
More Personal Computing	5,224	4,178	9,972	8,193

Total	$17,897	$13,891	$33,773	$26,577

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2020 or 2019. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

United States (a)	$21,836	$19,149	$40,861	$36,419
Other countries	21,240	17,757	39,369	33,542

Total	$43,076	$36,906	$80,230	$69,961

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Server products and cloud services	$12,729	$10,119	$23,924	$19,311
Office products and cloud services	9,881	8,983	19,159	17,449
Windows	5,716	5,593	11,021	10,946
Gaming	5,031	3,327	8,123	5,869
LinkedIn	2,577	2,102	4,783	4,011
Search advertising	2,184	2,163	3,973	4,154
Devices	2,120	2,048	3,740	3,250
Enterprise Services	1,695	1,612	3,332	3,157
Other	1,143	959	2,175	1,814

Total	$43,076	$36,906	$80,230	$69,961

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $16.7 billion and $31.9 billion for the three and six months ended December 31, 2020, respectively, and $12.5 billion and $24.1 billion for the three and six months ended December 31, 2019, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

January 26, 2021

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

As the world continues to respond to the coronavirus (“COVID-19”), we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology and resources to our customers to help them do their best work while remote.

Highlights from the second quarter of fiscal year 2021 compared with the second quarter of fiscal year 2020 included:

•	Commercial cloud revenue increased 34% to $16.7 billion.
•	Office Commercial products and cloud services revenue increased 11%, driven by Office 365 Commercial growth of 21%.
•	Office Consumer products and cloud services revenue increased 7%, and Microsoft 365 Consumer subscribers increased to 47.5 million.
•	LinkedIn revenue increased 23%.
•	Dynamics products and cloud services revenue increased 21%, driven by Dynamics 365 growth of 39%.
•	Server products and cloud services revenue increased 26%, driven by Azure growth of 50%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 1%.
•	Windows Commercial products and cloud services revenue increased 10%.
•	Xbox content and services revenue increased 40%.
•	Surface revenue increased 3%.

PART I

Item 2

•	Search advertising revenue, excluding traffic acquisition costs, increased 2%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Weakening of the U.S. dollar relative to certain foreign currencies increased reported revenue but did not have a material impact on reported expenses from our international operations for the three months ended December 31, 2020, and did not have a material impact on reported revenue or expenses from our international operations for the six months ended December 31, 2020.

Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

COVID-19

In fiscal year 2021, the COVID-19 pandemic continued to impact our business operations and financial results. Cloud usage and demand benefited as customers accelerate their digital transformation priorities. Our consumer businesses also benefited from the remote environment, with continued demand for PCs and productivity tools, as well as strong engagement across our Gaming platform. We saw improvement in customer advertising spend, but continued to experience weakness in transactional licensing and savings in operating expenses related to COVID-19. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for further discussion.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second and fourth quarters of our fiscal year. Second quarter revenue is driven by corporate year-end spending trends in our major markets and holiday season spending by consumers, and fourth quarter revenue is driven by the volume of multi-year on-premises contracts executed during the period.

PART I

Item 2

Change in Accounting Estimate

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for the three months ended December 31, 2020, was an increase in operating income of $787 million and net income of $649 million, or $0.09 per both basic and diluted share. The effect of this change for the six months ended December 31, 2020, was an increase in operating income of $1.7 billion and net income of $1.4 billion, or $0.19 per both basic and diluted share. It is estimated this change will increase our fiscal year 2021 annual operating income by $2.7 billion.

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

Dynamics products and cloud services revenue growth

Revenue from Dynamics products and cloud services, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, and Customer Data Platform; low-code application platform and automation solutions; and on-premises ERP and CRM applications

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

Windows OEM Pro revenue growth	Revenue from sales of Windows Pro licenses sold through the OEM channel, which primarily addresses demand in the commercial market

Windows OEM non-Pro revenue growth	Revenue from sales of Windows non-Pro licenses sold through the OEM channel, which primarily addresses demand in the consumer market

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising Xbox Live (transactions, Xbox Game Pass and other subscriptions, cloud services, and advertising), video games, and third-party video game royalties

Search advertising revenue, excluding TAC, growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2020	2019		2020	2019

Revenue	$43,076	$36,906	17%	$80,230	$69,961	15%
Gross margin	28,882	24,548	18%	55,034	47,197	17%
Operating income	17,897	13,891	29%	33,773	26,577	27%
Net income	15,463	11,649	33%	29,356	22,327	31%
Diluted earnings per share	2.03	1.51	34%	3.85	2.90	33%

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

Revenue increased $6.2 billion or 17%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. More Personal Computing revenue increased, driven by Gaming. Productivity and Business Processes revenue increased, driven by Office Commercial and LinkedIn.

Cost of revenue increased $1.8 billion or 15%, driven by growth in Gaming and commercial cloud, offset in part by a reduction in depreciation expense due to the change in estimated useful lives of our server and network equipment.

Gross margin increased $4.3 billion or 18%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased slightly, driven by the change in estimated useful lives of our server and network equipment. Commercial cloud gross margin percentage increased 4 points to 71%, driven by the change in estimated useful lives of our server and network equipment. Excluding this impact, commercial cloud gross margin percentage was relatively unchanged, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

Operating expenses increased $328 million or 3%, driven by investments in cloud engineering and commercial sales, offset in part by savings related to COVID-19 across each of our segments.

Key changes in operating expenses were:

•	Research and development expenses increased $296 million or 6%, driven by investments in cloud engineering.
•	Sales and marketing expenses were relatively unchanged, driven by investments in commercial sales, offset in part by reductions in advertising.
•	General and administrative expenses increased $18 million or 2%.

Operating income increased $4.0 billion or 29%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 3%, respectively.

Six Months Ended December 31, 2020 Compared with Six Months Ended December 31, 2019

Revenue increased $10.3 billion or 15%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by server products and cloud services. Productivity and Business Processes revenue increased, driven by Office Commercial and LinkedIn. More Personal Computing revenue increased, driven by Gaming.

Cost of revenue increased $2.4 billion or 11%, driven by growth in commercial cloud and Gaming, offset in part by the change in estimated useful lives of our server and network equipment.

Gross margin increased $7.8 billion or 17%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased, driven by the change in estimated useful lives of our server and network equipment. Commercial cloud gross margin percentage increased 4 points to 71%, driven by the change in estimated useful lives of our server and network equipment. Excluding this impact, commercial cloud gross margin percentage increased slightly, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

PART I

Item 2

Operating expenses increased $641 million or 3%, driven by investments in cloud engineering and commercial sales, offset in part by savings related to COVID-19 across each of our segments.

Key changes in operating expenses were:

•	Research and development expenses increased $657 million or 7%, driven by investments in cloud engineering.
•	Sales and marketing expenses decreased $92 million or 1%, driven by reductions in advertising, offset in part by investments in commercial sales.
•	General and administrative expenses increased $76 million or 3%, driven by an increase in business taxes.

Operating income increased $7.2 billion or 27%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2020	2019		2020	2019

Revenue

Productivity and Business Processes	$13,353	$11,826	13%	$25,672	$22,903	12%
Intelligent Cloud	14,601	11,869	23%	27,587	22,714	21%
More Personal Computing	15,122	13,211	14%	26,971	24,344	11%

Total	$43,076	$36,906	17%	$80,230	$69,961	15%

Operating Income

Productivity and Business Processes	$6,181	$5,182	19%	$11,887	$9,964	19%
Intelligent Cloud	6,492	4,531	43%	11,914	8,420	41%
More Personal Computing	5,224	4,178	25%	9,972	8,193	22%

Total	$17,897	$13,891	29%	$33,773	$26,577	27%

Reportable Segments

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

Productivity and Business Processes

Revenue increased $1.5 billion or 13%.

•

Office Commercial products and cloud services revenue increased $807 million or 11%, on a strong prior year comparable. Office 365 Commercial revenue grew 21%, due to seat growth of 15% and higher revenue per user. Office Commercial products revenue declined 26%, driven by continued customer shift to cloud offerings from multi-year on-premises agreements and continued transactional weakness, on a strong prior year comparable that benefited from transactional strength, primarily in Japan.

•

Office Consumer products and cloud services revenue increased $79 million or 7%, driven by Microsoft 365 Consumer subscription revenue, on a strong prior year comparable that benefited from transactional strength in Japan. Microsoft 365 Consumer subscribers increased 28% to 47.5 million.

•	LinkedIn revenue increased $475 million or 23%, driven by advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 21%, driven by Dynamics 365 growth of 39%.

PART I

Item 2

Operating income increased $999 million or 19%.

•

Gross margin increased $1.2 billion or 13%, driven by growth in LinkedIn and Office Commercial, and the change in estimated useful lives of our server and network equipment. Gross margin percentage was relatively unchanged with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased, driven by increased usage of Office 365 Commercial and a sales mix shift to cloud offerings.

•	Operating expenses increased $167 million or 4%, driven by investments in commercial sales, Teams marketing, and cloud engineering.

Revenue, gross margin, and operating income each included a favorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $2.7 billion or 23%.

•

Server products and cloud services revenue increased $2.6 billion or 26%, driven by Azure. Azure revenue grew 50%, due to growth in our consumption-based services. Server products revenue increased 4%, driven by hybrid and premium solutions, offset in part by continued transactional weakness, on a strong prior year comparable that benefited from demand related to Windows Server 2008 end of support.

•	Enterprise Services revenue increased $83 million or 5%, driven by growth in Premier Support Services.

Operating income increased $2.0 billion or 43%.

•

Gross margin increased $2.4 billion or 29%, driven by growth in server products and cloud services and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage increased slightly, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

•	Operating expenses increased $436 million or 12%, driven by investments in Azure.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

More Personal Computing

Revenue increased $1.9 billion or 14%.

•

Windows revenue increased $123 million or 2%, driven by growth in Windows Commercial. Windows Commercial products and cloud services revenue increased 10%, primarily driven by demand for Microsoft 365. Windows OEM revenue increased 1%, driven by consumer PC demand, on a strong prior year OEM Pro comparable that benefited from Windows 7 end of support. Windows OEM Pro revenue decreased 9% and Windows OEM non-Pro revenue grew 24%.

•

Gaming revenue increased $1.7 billion or 51%, driven by growth in Xbox content and services and Xbox hardware. Xbox content and services revenue increased $998 million or 40%, driven by growth in third-party titles, Xbox Game Pass subscriptions, and first-party titles. Xbox hardware revenue increased 86%, driven by higher price of consoles sold due to the Xbox Series X|S launches.

•	Surface revenue increased $69 million or 3%.
•

Search advertising revenue increased slightly. Search advertising revenue, excluding traffic acquisition costs, increased 2%, primarily driven by higher search volume, offset in part by lower revenue per search.

Operating income increased $1.0 billion or 25%.

•	Gross margin increased $771 million or 11%, driven by growth in Gaming and Windows. Gross margin percentage decreased, driven by sales mix shift to Gaming.
•	Operating expenses decreased $275 million or 10%, driven by reductions in marketing and retail store expenses.

Gross margin and operating income included a favorable foreign currency impact of 2% and 3%, respectively.

PART I

Item 2

Six Months Ended December 31, 2020 Compared with Six Months Ended December 31, 2019

Productivity and Business Processes

Revenue increased $2.8 billion or 12%.

•

Office Commercial products and cloud services revenue increased $1.5 billion or 10%, on a strong prior year comparable. Office 365 Commercial revenue grew 21%, due to seat growth and higher revenue per user. Office Commercial products revenue declined 28%, driven by continued customer shift to cloud offerings from multi-year on-premises agreements and continued transactional weakness, on a strong prior year comparable that benefited from transactional strength in Japan.

•

Office Consumer products and cloud services revenue increased $219 million or 10%, driven by Microsoft 365 Consumer subscription revenue, on a strong prior year comparable that benefited from transactional strength in Japan.

•	LinkedIn revenue increased $772 million or 19%, driven by advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 20%, driven by Dynamics 365 growth of 38%.

Operating income increased $1.9 billion or 19%.

•

Gross margin increased $2.2 billion or 13%, including a favorable foreign currency impact of 2%, driven by growth in LinkedIn and Office Commercial, and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased slightly with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased, driven by increased usage of Office 365 Commercial and a sales mix shift to cloud offerings.

•	Operating expenses increased $322 million or 4%, driven by investments in commercial sales, Teams marketing, and cloud engineering.

Intelligent Cloud

Revenue increased $4.9 billion or 21%.

•

Server products and cloud services revenue increased $4.6 billion or 24%, driven by Azure. Azure revenue grew 49%, due to growth in our consumption-based services. Server products revenue increased 1%, driven by hybrid and premium solutions, offset in part by continued transactional weakness, on a strong prior year comparable that benefited from demand related to SQL Server 2008 and Windows Server 2008 end of support.

•	Enterprise Services revenue increased $175 million or 6%, driven by growth in Premier Support Services.

Operating income increased $3.5 billion or 41%, including a favorable foreign currency impact of 2%.

•

Gross margin increased $4.3 billion or 27%, driven by growth in server products and cloud services and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage was relatively unchanged, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

•	Operating expenses increased $805 million or 11%, driven by investments in Azure.

More Personal Computing

Revenue increased $2.6 billion or 11%.

•

Windows revenue increased $75 million or 1%, primarily driven by growth in Windows Commercial, offset in part by a decrease in Windows OEM. Windows Commercial products and cloud services revenue increased 11%, driven by demand for Microsoft 365. Windows OEM revenue decreased 2% on a strong prior year OEM Pro comparable that benefited from Windows 7 end of support, offset in part by consumer PC demand. Windows OEM Pro revenue decreased 15% and Windows OEM non-Pro revenue grew 27%.

PART I

Item 2

•

Gaming revenue increased $2.3 billion or 38%, driven by growth in Xbox content and services and Xbox hardware. Xbox content and services revenue increased $1.6 billion or 35%, driven by growth in third-party titles, Xbox Game Pass subscriptions, and first-party titles. Xbox hardware revenue increased 51%, driven by higher price of consoles sold due to the Xbox Series X|S launches.

•	Surface revenue increased $486 million or 16%, driven by PC market demand.
•

Search advertising revenue decreased $181 million or 4%. Search advertising revenue, excluding traffic acquisition costs, decreased 4%, driven by lower revenue per search, offset in part by higher search volume.

Operating income increased $1.8 billion or 22%.

•	Gross margin increased $1.3 billion or 9%, driven by growth in Gaming, Surface, and Windows. Gross margin percentage decreased slightly, driven by sales mix shift to lower margin businesses.
•	Operating expenses decreased $486 million or 9%, driven by reductions in marketing and retail store expenses.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2020	2019		2020	2019

Research and development	$4,899	$4,603	6%	$9,825	$9,168	7%
As a percent of revenue	11%	12%	(1)ppt	12%	13%	(1)ppt

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

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

Research and development expenses increased $296 million or 6%, driven by investments in cloud engineering.

Six Months Ended December 31, 2020 Compared with Six Months Ended December 31, 2019

Research and development expenses increased $657 million or 7%, driven by investments in cloud engineering.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2020	2019		2020	2019

Sales and marketing	$4,947	$4,933	0%	$9,178	$9,270	(1)%
As a percent of revenue	11%	13%	(2)ppt	11%	13%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

Sales and marketing expenses were relatively unchanged, driven by investments in commercial sales, offset in part by reductions in advertising.

PART I

Item 2

Six Months Ended December 31, 2020 Compared with Six Months Ended December 31, 2019

Sales and marketing expenses decreased $92 million or 1%, driven by reductions in advertising, offset in part by investments in commercial sales.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2020	2019		2020	2019

General and administrative	$1,139	$1,121	2%	$2,258	$2,182	3%
As a percent of revenue	3%	3%	0ppt	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

General and administrative expenses increased $18 million or 2%.

Six Months Ended December 31, 2020 Compared with Six Months Ended December 31, 2019

General and administrative expenses increased $76 million or 3%, driven by an increase in business taxes.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019

Interest and dividends income	$545	$688	$1,115	$1,412
Interest expense	(571)	(654)	(1,160)	(1,291)
Net recognized gains on investments	359	162	484	105
Net gains (losses) on derivatives	(5)	41	(2)	87
Net gains (losses) on foreign currency remeasurements	42	(24)	181	(82)
Other, net	70	(19)	70	(37)

Total	$440	$194	$688	$194

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

Interest and dividends income decreased due to lower yields on fixed-income securities. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities and higher capitalization of interest expense, offset in part by higher finance lease expense. Net recognized gains on investments increased due to higher gains on equity securities. Net losses on derivatives increased due to losses on foreign exchange derivatives compared to gains in the prior period.

PART I

Item 2

Six Months Ended December 31, 2020 Compared with Six Months Ended December 31, 2019

Interest and dividends income decreased due to lower yields on fixed-income securities. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities and higher capitalization of interest expense, offset in part by higher finance lease expense. Net recognized gains on investments increased due to higher gains on equity securities. Net losses on derivatives increased due to losses on foreign exchange derivatives compared to gains in the prior period.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 16% and 17% for the three months ended December 31, 2020 and 2019, respectively, and 15% and 17% for the six months ended December 31, 2020 and 2019, respectively. The decrease in our effective tax rate for the three and six months ended December 31, 2020 compared to the prior year was primarily due to tax benefits from final Tax Cuts and Jobs Act (“TCJA”) regulations and an increase in tax benefits relating to stock-based compensation.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months and six months ended December 31, 2020, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation.

Uncertain Tax Positions

We settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 in fiscal year 2011. In February 2012, the IRS withdrew its 2011 Revenue Agents Report related to unresolved issues for tax years 2004 to 2006 and reopened the audit phase of the examination. We also settled a portion of the IRS audit for tax years 2007 to 2009 in fiscal year 2016, and a portion of the IRS audit for tax years 2010 to 2013 in fiscal year 2018. In the second quarter of fiscal year 2021, we settled an additional portion of the IRS audits for tax years 2004 to 2013 and made a payment of $1.7 billion, including tax and interest. We remain under audit for tax years 2004 to 2017.

As of December 31, 2020, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $132.0 billion and $136.5 billion as of December 31, 2020 and June 30, 2020. Equity investments were $3.8 billion and $3.0 billion as of December 31, 2020 and June 30, 2020, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

PART I

Item 2

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

Cash Flows

Cash from operations increased $7.4 billion to $31.9 billion for the six months ended December 31, 2020, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees. Cash used in financing increased $4.8 billion to $23.9 billion for the six months ended December 31, 2020, mainly due to a $3.2 billion increase in common stock repurchases, a $732 million increase in repayments of debt, and a $690 million increase in dividends paid. Cash used in investing decreased $772 million to $7.0 billion for the six months ended December 31, 2020, mainly due to a $5.0 billion increase in cash from net investment purchases, sales, and maturities, offset in part by a $2.2 billion increase in additions to property and equipment and $1.8 billion in other investing to facilitate the purchase of components.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of December 31, 2020:

(In millions)

Three Months Ending

March 31, 2021	$14,418
June 30, 2021	9,342
September 30, 2021	4,260
December 31, 2021	2,382
Thereafter	2,985

Total	$33,387

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the six months ended December 31, 2020 and 2019, we repurchased 52 million shares and 61 million shares of our common stock for $11.0 billion and $8.6 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as continue making acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years to support growth in our cloud offerings. We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

PART I

Item 2

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $4.7 billion, which included $1.5 billion during the six months ended December 31, 2020. The remaining transition tax of $13.5 billion is payable over the next five years with a final payment in fiscal year 2026.

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

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to COVID-19. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, contingencies, income taxes, and inventories.

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

PART I

Item 2

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2020	Impact

Foreign currency–Revenue	10% decrease in foreign exchange rates	$(4,940)	Earnings
Foreign currency–Investments	10% decrease in foreign exchange rates	(122)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,676)	Fair Value
Credit	100 basis point increase in credit spreads	(281)	Fair Value
Equity	10% decrease in equity market prices	(304)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

STRATEGIC AND COMPETITIVE RISKS

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

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

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

PART II

Item 1A

CYBERSECURITY, DATA PRIVACY, AND PLATFORM ABUSE RISKS

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems, or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

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

The cyberattacks uncovered in late 2020 known as “Solorigate” are an example of a supply chain attack where malware was introduced to a software provider’s customers, including us, through software updates. The attackers were later able to create false credentials that appeared legitimate to certain customers’ systems. We may be targets of further attacks similar to Solorigate as both a supplier and consumer of IT.

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

PART II

Item 1A

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

The Solorigate or similar cyberattacks may adversely impact our customers even if our production services are not directly compromised. We are notifying our customers whose systems have been impacted as we become aware of them and provide guidance on detection, tracking, and remediation. We may not be able to detect the existence or extent of these attacks for all of our customers.

The cost of measures to protect products and customer-facing services could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers, and third parties granted access to their systems, may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install or enable security patches, or may otherwise fail to adopt adequate security practices. Any of these could adversely affect our reputation and revenue. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

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

PART II

Item 1A

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

PART II

Item 1A

OPERATIONAL RISKS

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

We may experience quality or supply problems. Our hardware products such as Xbox consoles, Surface devices, and other devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm as a result of recalls, safety alerts, or product liability claims if we fail to prevent, detect, or address such issues through design, testing, or warranty repairs.

Our software products and services also may experience quality or reliability problems. The highly sophisticated software we develop may contain bugs and other defects that interfere with their intended operation. Our customers increasingly rely on us for critical business functions, potentially magnifying the impact of quality or reliability issues. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

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

LEGAL, REGULATORY, AND LITIGATION RISKS

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

PART II

Item 1A

Other regulatory areas that may apply to our products and online services offerings include requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. For example, some regulators are taking the position that our offerings such as Microsoft Teams and Skype are covered by existing laws regulating telecommunications services, and some new laws, including EU Member State laws under the European Electronic Communications Code, are defining more of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, and law enforcement surveillance obligations. Regulators may assert that our collection, use, and management of customer and other data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative or regulatory action could also emerge in the area of AI and content moderation, increasing costs or restricting opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

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

We may have additional tax liabilities. We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) and possible future legislative changes may require the collection of information not regularly produced within the Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the TCJA or possible future legislative changes, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our consolidated financial statements.

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

INTELLECTUAL PROPERTY RISKS

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

We expend significant resources to patent the intellectual property we create with the expectation that we will generate revenues by incorporating that intellectual property in our products or services or, in some instances, by licensing or cross-licensing our patents to others in return for a royalty and/or increased freedom to operate. Changes in the law may continue to weaken our ability to prevent the use of patented technology or collect revenue for licensing our patents. These include legislative changes and regulatory actions that make it more difficult to obtain injunctions, and the increasing use of legal process to challenge issued patents. Similarly, licensees of our patents may fail to satisfy their obligations to pay us royalties, or may contest the scope and extent of their obligations. The royalties we can obtain to monetize our intellectual property may decline because of the evolution of technology, price changes in products using licensed patents, greater value from cross-licensing, or the difficulty of discovering infringements. Finally, our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations and may negatively impact revenue.

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

GENERAL RISKS

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

Since the COVID-19 pandemic began, we have experienced a range of impacts on our business, including adverse impacts to our supply chain and a slowdown in transactional licensing. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending on technology as well as customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Measures to contain the virus that impact us, our partners, distributors, and suppliers may further intensify these impacts and other risks described in these Risk Factors. Any of these may adversely impact our ability to:

•	Maintain our operations infrastructure, including the reliability and adequate capacity of cloud services.

PART II

Item 1A

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the second quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(In millions)

October 1, 2020 – October 31, 2020	8,380,000	$212.62	8,380,000	$24,660
November 1, 2020 – November 30, 2020	9,441,104	213.77	9,441,104	22,642
December 1, 2020 – December 31, 2020	8,964,410	217.53	8,964,410	20,692

	26,785,514		26,785,514

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

December 2, 2020	February 18, 2021	March 11, 2021	$0.56	$4,226

We returned $10.0 billion to shareholders in the form of share repurchases and dividends in the second quarter of fiscal year 2021. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. EXHIBITS

15.1	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Furnished, not filed.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

MICROSOFT CORPORATION

/S/ Alice L. Jolla
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Duly Authorized Officer)

January 26, 2021