Form 10-Q
period 2021-03-31
MICROSOFT CORP
filed 2021-04-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2021

Common Stock, $0.00000625 par value per share	7,531,574,551 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Revenue:
Product	$16,873	$15,871	$52,136	$49,894
Service and other	24,833	19,150	69,800	55,088

Total revenue	41,706	35,021	121,936	104,982

Cost of revenue:
Product	4,277	3,376	13,932	11,647
Service and other	8,768	7,599	24,309	22,092

Total cost of revenue	13,045	10,975	38,241	33,739

Gross margin	28,661	24,046	83,695	71,243
Research and development	5,204	4,887	15,029	14,055
Sales and marketing	5,082	4,911	14,260	14,181
General and administrative	1,327	1,273	3,585	3,455

Operating income	17,048	12,975	50,821	39,552
Other income (expense), net	188	(132)	876	62

Income before income taxes	17,236	12,843	51,697	39,614
Provision for income taxes	1,779	2,091	6,884	6,535

Net income	$15,457	$10,752	$44,813	$33,079

Earnings per share:
Basic	$2.05	$1.41	$5.93	$4.34
Diluted	$2.03	$1.40	$5.88	$4.30

Weighted average shares outstanding:
Basic	7,539	7,602	7,554	7,619
Diluted	7,597	7,675	7,617	7,693

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Net income	$15,457	$10,752	$44,813	$33,079

Other comprehensive income (loss), net of tax:
Net change related to derivatives	18	(36)	30	(42)
Net change related to investments	(1,705)	3,508	(2,398)	3,665
Translation adjustments and other	(218)	(541)	634	(607)

Other comprehensive income (loss)	(1,905)	2,931	(1,734)	3,016

Comprehensive income	$13,552	$13,683	$43,079	$36,095

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2021	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$13,702	$13,576
Short-term investments	111,705	122,951

Total cash, cash equivalents, and short-term investments	125,407	136,527
Accounts receivable, net of allowance for doubtful accounts of $620 and $788	26,322	32,011
Inventories	2,245	1,895
Other current assets	11,640	11,482

Total current assets	165,614	181,915
Property and equipment, net of accumulated depreciation of $49,681 and $43,197	54,945	44,151
Operating lease right-of-use assets	10,673	8,753
Equity investments	5,395	2,965
Goodwill	49,698	43,351
Intangible assets, net	8,127	7,038
Other long-term assets	14,427	13,138

Total assets	$308,879	$301,311

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,412	$12,530
Current portion of long-term debt	8,051	3,749
Accrued compensation	8,032	7,874
Short-term income taxes	2,165	2,130
Short-term unearned revenue	30,083	36,000
Other current liabilities	10,450	10,027

Total current liabilities	72,193	72,310
Long-term debt	50,007	59,578
Long-term income taxes	27,157	29,432
Long-term unearned revenue	2,631	3,180
Deferred income taxes	173	204
Operating lease liabilities	9,272	7,671
Other long-term liabilities	12,941	10,632

Total liabilities	174,374	183,007

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,534 and 7,571	82,308	80,552
Retained earnings	50,735	34,566
Accumulated other comprehensive income	1,462	3,186

Total stockholders’ equity	134,505	118,304

Total liabilities and stockholders’ equity	$308,879	$301,311

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Operations
Net income	$15,457	$10,752	$44,813	$33,079
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,936	3,118	8,342	9,292
Stock-based compensation expense	1,525	1,338	4,547	3,940
Net recognized losses (gains) on investments and derivatives	(351)	52	(833)	(140)
Deferred income taxes	(88)	(206)	(116)	(436)
Changes in operating assets and liabilities:
Accounts receivable	290	891	5,125	6,778
Inventories	(329)	181	(349)	419
Other current assets	478	94	1,154	(179)
Other long-term assets	(885)	124	(2,446)	(726)
Accounts payable	833	546	1,181	(8)
Unearned revenue	(473)	(736)	(6,764)	(6,564)
Income taxes	1,074	765	(2,277)	(3,042)
Other current liabilities	1,590	695	394	(1,136)
Other long-term liabilities	122	(110)	1,259	725

Net cash from operations	22,179	17,504	54,030	42,002

Financing
Cash premium on debt exchange	(1,754)	0	(1,754)	0
Repayments of debt	(500)	(3,000)	(3,750)	(5,518)
Common stock issued	396	342	1,243	1,003
Common stock repurchased	(6,930)	(7,059)	(20,208)	(17,177)
Common stock cash dividends paid	(4,221)	(3,876)	(12,307)	(11,272)
Other, net	(183)	(1,052)	(339)	(805)

Net cash used in financing	(13,192)	(14,645)	(37,115)	(33,769)

Investing
Additions to property and equipment	(5,089)	(3,767)	(14,170)	(10,697)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(7,512)	(329)	(8,408)	(871)
Purchases of investments	(18,375)	(15,910)	(48,047)	(58,311)
Maturities of investments	15,016	17,247	44,546	47,559
Sales of investments	5,876	2,810	10,711	14,559
Other, net	400	0	(1,356)	0

Net cash from (used in) investing	(9,684)	51	(16,724)	(7,761)

Effect of foreign exchange rates on cash and cash equivalents	(33)	(64)	(65)	(118)

Net change in cash and cash equivalents	(730)	2,846	126	354
Cash and cash equivalents, beginning of period	14,432	8,864	13,576	11,356

Cash and cash equivalents, end of period	$13,702	$11,710	$13,702	$11,710

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Common stock and paid-in capital
Balance, beginning of period	$81,896	$79,625	$80,552	$78,520
Common stock issued	396	342	1,513	1,003
Common stock repurchased	(1,528)	(1,492)	(4,322)	(3,649)
Stock-based compensation expense	1,525	1,338	4,547	3,940
Other, net	19	0	18	(1)

Balance, end of period	82,308	79,813	82,308	79,813

Retained earnings
Balance, beginning of period	44,973	30,739	34,566	24,150
Net income	15,457	10,752	44,813	33,079
Common stock cash dividends	(4,214)	(3,865)	(12,665)	(11,627)
Common stock repurchased	(5,481)	(5,614)	(15,947)	(13,590)
Cumulative effect of accounting changes	0	0	(32)	0

Balance, end of period	50,735	32,012	50,735	32,012

Accumulated other comprehensive income
Balance, beginning of period	3,367	(255)	3,186	(340)
Other comprehensive income (loss)	(1,905)	2,931	(1,734)	3,016
Cumulative effect of accounting changes	0	0	10	0

Balance, end of period	1,462	2,676	1,462	2,676

Total stockholders’ equity	$134,505	$114,501	$134,505	$114,501

Cash dividends declared per common share	$0.56	$0.51	$1.68	$1.53

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

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for the three months ended March 31, 2021, was an increase in operating income of $611 million and net income of $505 million, or $0.07 per both basic and diluted share. The effect of this change for the nine months ended March 31, 2021, was an increase in operating income of $2.3 billion and net income of $1.9 billion, or $0.25 per both basic and diluted share.

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

Contract Balances and Other Receivables

As of March 31, 2021 and June 30, 2020, other receivables due from suppliers were $807 million and $442 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of March 31, 2021 and June 30, 2020, long-term accounts receivable, net of allowance for doubtful accounts was $2.8 billion and $2.7 billion, respectively, and are included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of March 31, 2021 and June 30, 2020, financing receivables, net were $3.1 billion and $5.2 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Net income available for common shareholders (A)	$15,457	$10,752	$44,813	$33,079

Weighted average outstanding shares of common stock (B)	7,539	7,602	7,554	7,619
Dilutive effect of stock-based awards	58	73	63	74

Common stock and common stock equivalents (C)	7,597	7,675	7,617	7,693

Earnings Per Share

Basic (A/B)	$2.05	$1.41	$5.93	$4.34
Diluted (A/C)	$2.03	$1.40	$5.88	$4.30

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Interest and dividends income	$519	$673	$1,634	$2,085
Interest expense	(633)	(614)	(1,793)	(1,905)
Net recognized gains (losses) on investments	353	(101)	837	4
Net gains (losses) on derivatives	(2)	49	(4)	136
Net gains (losses) on foreign currency remeasurements	(55)	(136)	126	(218)
Other, net	6	(3)	76	(40)

Total	$188	$(132)	$876	$62

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Realized gains from sales of available-for-sale securities	$33	$9	$84	$30
Realized losses from sales of available-for-sale securities	(12)	(7)	(30)	(17)
Impairments and allowance for credit losses	(10)	(7)	(7)	(12)

Total	$11	$(5)	$47	$1

PART I

Item 1

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Net realized gains (losses) on investments sold	$43	$(5)	$76	$70
Net unrealized gains (losses) on investments still held	299	(22)	725	33
Impairments of investments	0	(69)	(11)	(100)

Total	$342	$(96)	$790	$3

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

March 31, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,435	$0	$0	$4,435	$2,314	$2,121	$0
Certificates of deposit	Level 2	3,000	0	0	3,000	2,402	598	0
U.S. government securities	Level 1	86,198	3,789	(223)	89,764	2	89,762	0
U.S. agency securities	Level 2	907	2	0	909	0	909	0
Foreign government bonds	Level 2	6,756	7	(3)	6,760	1,720	5,040	0
Mortgage- and asset-backed securities	Level 2	3,882	23	(10)	3,895	0	3,895	0
Corporate notes and bonds	Level 2	8,262	251	(17)	8,496	0	8,496	0
Corporate notes and bonds	Level 3	62	0	0	62	0	62	0
Municipal securities	Level 2	286	54	0	340	0	340	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$113,883	$4,126	$(260)	$117,749	$6,438	$111,311	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,592	$950	$0	$642
Equity investments	Other				4,753	0	0	4,753

Total equity investments					$6,345	$950	$0	$5,395

Cash					$6,314	$6,314	$0	$0
Derivatives, net (a)					394	0	394	0

Total					$130,802	$13,702	$111,705	$5,395

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,687	$1	$0	$4,688	$1,618	$3,070	$0
Certificates of deposit	Level 2	2,898	0	0	2,898	1,646	1,252	0
U.S. government securities	Level 1	92,067	6,495	(1)	98,561	3,168	95,393	0
U.S. agency securities	Level 2	2,439	2	0	2,441	449	1,992	0
Foreign government bonds	Level 2	6,982	6	(3)	6,985	1	6,984	0
Mortgage- and asset-backed securities	Level 2	4,865	41	(6)	4,900	0	4,900	0
Corporate notes and bonds	Level 2	8,500	327	(17)	8,810	0	8,810	0
Corporate notes and bonds	Level 3	58	0	0	58	0	58	0
Municipal securities	Level 2	313	57	(4)	366	0	366	0
Municipal securities	Level 3	91	0	0	91	0	91	0

Total debt investments		$122,900	$6,929	$(31)	$129,798	$6,882	$122,916	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,198	$784	$0	$414
Equity investments	Other				2,551	0	0	2,551

Total equity investments					$3,749	$784	$0	$2,965

Cash					$5,910	$5,910	$0	$0
Derivatives, net (a)					35	0	35	0

Total					$139,492	$13,576	$122,951	$2,965

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2021 and June 30, 2020, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $2.9 billion and $1.4 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2021

U.S. government and agency securities	$6,755	$(223)	$0	$0	$6,755	$(223)
Foreign government bonds	1,429	(3)	0	0	1,429	(3)
Mortgage- and asset-backed securities	1,377	(10)	0	0	1,377	(10)
Corporate notes and bonds	1,473	(17)	0	0	1,473	(17)
Municipal securities	90	(7)	0	0	90	(7)

Total	$11,124	$(260)	$0	$0	$11,124	$(260)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2020

U.S. government and agency securities	$2,323	$(1)	$0	$0	$2,323	$(1)
Foreign government bonds	500	(3)	0	0	500	(3)
Mortgage- and asset-backed securities	1,014	(6)	0	0	1,014	(6)
Corporate notes and bonds	649	(17)	0	0	649	(17)
Municipal securities	66	(4)	0	0	66	(4)

Total	$4,552	$(31)	$0	$0	$4,552	$(31)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

March 31, 2021

Due in one year or less	$17,466	$17,496
Due after one year through five years	65,306	68,168
Due after five years through 10 years	28,540	29,478
Due after 10 years	2,571	2,607

Total	$113,883	$117,749

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2021, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)

	March 31, 2021	June 30, 2020

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	6,868	6,754
Interest rate contracts purchased	1,234	1,295

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	12,469	11,896
Foreign exchange contracts sold	14,306	15,595
Other contracts purchased	2,411	1,844
Other contracts sold	698	757

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	March 31, 2021		June 30, 2020
Designated as Hedging Instruments

Foreign exchange contracts	$314	$(3)	$44	$(54)
Interest rate contracts	31	0	93	0

Not Designated as Hedging Instruments

Foreign exchange contracts	207	(290)	245	(334)
Other contracts	29	(17)	18	(11)

Gross amounts of derivatives	581	(310)	400	(399)
Gross amounts of derivatives offset in the balance sheet	(110)	110	(154)	158
Cash collateral received	0	(281)	0	(154)

Net amounts of derivatives	$471	$(481)	$246	$(395)

Reported as

Short-term investments	$394	$0	$35	$0
Other current assets	43	0	199	0
Other long-term assets	34	0	12	0
Other current liabilities	0	(456)	0	(334)
Other long-term liabilities	0	(25)	0	(61)

Total	$471	$(481)	$246	$(395)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $577 million and $309 million, respectively, as of March 31, 2021, and $399 million and $399 million, respectively, as of June 30, 2020.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2021

Derivative assets	$0	$578	$3	$581
Derivative liabilities	0	(310)	0	(310)

June 30, 2020

Derivative assets	1	398	1	400
Derivative liabilities	0	(399)	0	(399)

PART I

Item 1

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020

(In millions)	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$482	$0	$(23)	$0	$189	$0	$30
Hedged items	0	(474)	0	32	0	(181)	0	(27)
Excluded from effectiveness assessment	0	7	0	35	0	25	0	118
Interest rate contracts
Derivatives	0	(41)	0	91	0	(50)	0	78
Hedged items	0	46	0	(92)	0	62	0	(80)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	0	(26)	0	(12)	0	15	0	(9)
Excluded from effectiveness assessment	0	0	0	0	0	0	0	0

Not Designated as Hedging Instruments

Foreign exchange contracts	0	(130)	0	(98)	0	67	0	(217)
Other contracts	0	(17)	0	16	0	(10)	0	18

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(2)	$(46)	$43	$(50)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2021	June 30, 2020

Raw materials	$752	$700
Work in process	98	83
Finished goods	1,395	1,112

Total	$2,245	$1,895

PART I

Item 1

NOTE 7 — BUSINESS COMBINATIONS

On March 9, 2021, we completed our acquisition of ZeniMax Media Inc. (“ZeniMax”), the parent company of Bethesda Softworks LLC (“Bethesda”), for a total purchase price of $8.1 billion, consisting primarily of cash. The purchase price included $768 million of cash and cash equivalents acquired. Bethesda is one of the largest, privately held game developers and publishers in the world, and brings a broad portfolio of games, technology, and talent to Xbox. The financial results of ZeniMax have been included in our consolidated financial statements since the date of the acquisition. ZeniMax is reported as part of our More Personal Computing segment.

The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$768
Goodwill	5,554
Intangible assets	1,947
Other assets	161
Other liabilities	(322)

Total	$8,108

Goodwill was assigned to our More Personal Computing segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of ZeniMax. None of the goodwill is expected to be deductible for income tax purposes.

Following are details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Technology-based	$1,324	4 years
Marketing-related	623	11 years

Total	$1,947	6 years

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2020	Acquisitions		Other	March 31, 2021

Productivity and Business Processes	$24,190	$0		$117	$24,307
Intelligent Cloud	12,697	466		47	13,210
More Personal Computing	6,464	5,556	(a)	161	12,181

Total	$43,351	$6,022		$325	$49,698

(a)	Includes goodwill of $5.6 billion related to ZeniMax. See Note 7 – Business Combinations for further information.

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2021				June 30, 2020

Technology-based	$9,699		$(6,824)	$2,875	$8,160	$(6,381)	$1,779
Customer-related	4,954		(2,698)	2,256	4,967	(2,320)	2,647
Marketing-related	4,786		(1,796)	2,990	4,158	(1,588)	2,570
Contract-based	436		(430)	6	474	(432)	42

Total	$19,875	(a)	$(11,748)	$8,127	$17,759	$(10,721)	$7,038

(a)	Includes intangible assets of $1.9 billion related to ZeniMax. See Note 7 – Business Combinations for further information.

Intangible assets amortization expense was $405 million and $1.2 billion for the three and nine months ended March 31, 2021, respectively, and $356 million and $1.2 billion for the three and nine months ended March 31, 2020, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2021:

(In millions)

Year Ending June 30,

2021 (excluding the nine months ended March 31, 2021)	$429
2022	1,703
2023	1,696
2024	1,371
2025	723
Thereafter	2,205

Total	$8,127

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			March 31, 2021	June 30, 2020

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$520	$559
2010 issuance of $4.8 billion (a)			2040			4.50%			4.57%	486	1,571
2011 issuance of $2.3 billion (a)			2041			5.30%			5.36%	718	1,270
2012 issuance of $2.3 billion (a)	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,204	1,650
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,919
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,760	4,549
2015 issuance of $23.8 billion (a)	2022	–	2055	2.38%	–	4.75%	2.47%	–	4.78%	12,305	15,549
2016 issuance of $19.8 billion (a)	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	12,180	16,955
2017 issuance of $17.0 billion (a)	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	10,695	12,385
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion (a)	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	0

Total face value										63,867	67,407
Unamortized discount and issuance costs										(521)	(554)
Hedge fair value adjustments (b)										31	93
Premium on debt exchange (a)										(5,319)	(3,619)

Total debt										58,058	63,327
Current portion of long-term debt										(8,051)	(3,749)

Long-term debt										$50,007	$59,578

(a)	In March 2021 and June 2020, we exchanged a portion of our existing debt at a premium for cash and new debt with longer maturities. The premiums are amortized over the terms of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of March 31, 2021 and June 30, 2020, the estimated fair value of long-term debt, including the current portion, was $67.4 billion and $77.1 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2021:

(In millions)

Year Ending June 30,

2021 (excluding the nine months ended March 31, 2021)	$0
2022	8,057
2023	2,750
2024	5,250
2025	2,250
Thereafter	45,560

Total	$63,867

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 10% and 16% for the three months ended March 31, 2021 and 2020, respectively, and 13% and 16% for the nine months ended March 31, 2021 and 2020, respectively. The decrease in our effective tax rate for the three and nine months ended March 31, 2021 compared to the prior year was primarily due to tax benefits from a decision by the India Supreme Court on withholding taxes in the case of Engineering Analysis Centre of Excellence Private Limited vs The Commissioner of Income Tax, as well as an agreement between the U.S. and India tax authorities related to transfer pricing. The Commissioner of Income Tax decision involves appeals filed by 86 individual companies operating in India, some dating back to 2012. Microsoft was not a party to any of the appeals but is impacted by the decision.

We have historically paid India withholding taxes on software sales through distributor withholding and tax audit assessments in India. In March 2021, the India Supreme Court ruled favorably for the companies in the 86 separate appeals, holding that software sales are not subject to India withholding taxes. Although we were not a party to the appeals, our software sales in India were determined to be not subject to withholding taxes. Therefore, we recorded a net income tax benefit of $620 million in the third quarter of fiscal year 2021 to reflect the results of the India Supreme Court decision impacting fiscal year 1996 through fiscal year 2016.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2021, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, tax benefits relating to stock-based compensation, and tax benefits from the India Supreme Court decision on withholding taxes.

Uncertain Tax Positions

As of March 31, 2021 and June 30, 2020, unrecognized tax benefits and other income tax liabilities were $15.8 billion and $16.6 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets. The decrease is primarily driven by a partial settlement of the Internal Revenue Service (“IRS”) audits for tax years 2004 to 2013.

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

As of March 31, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

PART I

Item 1

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2021	June 30, 2020

Productivity and Business Processes	$16,169	$18,643
Intelligent Cloud	13,098	16,620
More Personal Computing	3,447	3,917

Total	$32,714	$39,180

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2021

Balance, beginning of period	$39,180
Deferral of revenue	58,959
Recognition of unearned revenue	(65,425)

Balance, end of period	$32,714

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $121 billion as of March 31, 2021, of which $117 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Operating lease cost	$553	$522	$1,554	$1,465

Finance lease cost:
Amortization of right-of-use assets	$211	$135	$666	$423
Interest on lease liabilities	100	87	286	249

Total finance lease cost	$311	$222	$952	$672

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$533	$505	$1,506	$1,437
Operating cash flows from finance leases	100	87	286	249
Financing cash flows from finance leases	168	110	457	293

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,106	680	3,362	2,611
Finance leases	836	259	2,664	2,611

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2021	June 30, 2020

Operating Leases

Operating lease right-of-use assets	$10,673	$8,753

Other current liabilities	$1,876	$1,616
Operating lease liabilities	9,272	7,671

Total operating lease liabilities	$11,148	$9,287

Finance Leases

Property and equipment, at cost	$13,412	$10,371
Accumulated depreciation	(2,051)	(1,385)

Property and equipment, net	$11,361	$8,986

Other current liabilities	$753	$540
Other long-term liabilities	11,301	8,956

Total finance lease liabilities	$12,054	$9,496

Weighted Average Remaining Lease Term

Operating leases	6 years	8 years
Finance leases	12 years	13 years

Weighted Average Discount Rate

Operating leases	2.2%	2.7%
Finance leases	3.4%	3.9%

PART I

Item 1

The following table outlines maturities of our lease liabilities as of March 31, 2021:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2021 (excluding the nine months ended March 31, 2021)	$603	$278
2022	1,981	1,128
2023	1,803	1,140
2024	1,607	1,156
2025	1,320	1,481
Thereafter	4,716	9,510

Total lease payments	12,030	14,693
Less imputed interest	(882)	(2,639)

Total	$11,148	$12,054

As of March 31, 2021, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $5.3 billion and $6.8 billion, respectively. These operating and finance leases will commence between fiscal year 2021 and fiscal year 2026 with lease terms of 1 year to 15 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 66 patent infringement cases pending against Microsoft as of March 31, 2021, none of which are material individually or in aggregate.

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

As of March 31, 2021, we accrued aggregate legal liabilities of $336 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in December 2016 and was completed in February 2020.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time. As of March 31, 2021, $14.9 billion remained of this $40.0 billion share repurchase program.

PART I

Item 1

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2021		2020

First Quarter	25	$5,270	29	$4,000
Second Quarter	27	5,750	32	4,600
Third Quarter	25	5,750	37	6,000

Total	77	$16,770	98	$14,600

Shares repurchased during fiscal year 2021 were under the share repurchase program approved on September 18, 2019. Shares repurchased during the third quarter of fiscal year 2020 were under the share repurchase programs approved on both September 20, 2016 and September 18, 2019. Shares repurchased during the first and second quarters of fiscal year 2020 were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.1 billion and $3.4 billion for the three and nine months ended March 31, 2021, respectively, and $1.1 billion and $2.6 billion for the three and nine months ended March 31, 2020, respectively. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2021				(In millions)

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,230
December 2, 2020	February 18, 2021	March 11, 2021	0.56	4,221
March 16, 2021	May 20, 2021	June 10, 2021	0.56	4,219

Total			$1.68	$12,670

Fiscal Year 2020

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,886
December 4, 2019	February 20, 2020	March 12, 2020	0.51	3,876
March 9, 2020	May 21, 2020	June 11, 2020	0.51	3,865

Total			$1.53	$11,627

The dividend declared on March 16, 2021 was included in other current liabilities as of March 31, 2021.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Derivatives

Balance, beginning of period	$(26)	$(6)	$(38)	$0
Unrealized gains (losses), net of tax of $0, $(12), $12, and $(13)	(2)	(46)	43	(50)

Reclassification adjustments for (gains) losses included in earnings	26	12	(15)	9
Tax expense (benefit) included in provision for income taxes	(6)	(2)	2	(1)

Amounts reclassified from accumulated other comprehensive income (loss)	20	10	(13)	8

Net change related to derivatives, net of tax of $6, $(10), $10, and $(12)	18	(36)	30	(42)

Balance, end of period	$(8)	$(42)	$(8)	$(42)

Investments

Balance, beginning of period	$4,795	$1,645	$5,478	$1,488
Unrealized gains (losses), net of tax of $(451), $932, $(629), and $977	(1,696)	3,504	(2,361)	3,666

Reclassification adjustments for (gains) losses included in other income (expense), net	(11)	5	(47)	(1)
Tax expense (benefit) included in provision for income taxes	2	(1)	10	0

Amounts reclassified from accumulated other comprehensive income (loss)	(9)	4	(37)	(1)

Net change related to investments, net of tax of $(453), $933, $(639), and $977	(1,705)	3,508	(2,398)	3,665
Cumulative effect of accounting changes	0	0	10	0

Balance, end of period	$3,090	$5,153	$3,090	$5,153

Translation Adjustments and Other

Balance, beginning of period	$(1,402)	$(1,894)	$(2,254)	$(1,828)
Translation adjustments and other, net of tax of $0, $(51), $(9), and $(59)	(218)	(541)	634	(607)

Balance, end of period	$(1,620)	$(2,435)	$(1,620)	$(2,435)

Accumulated other comprehensive income, end of period	$1,462	$2,676	$1,462	$2,676

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

•	Search advertising.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Revenue

Productivity and Business Processes	$13,552	$11,743	$39,224	$34,646
Intelligent Cloud	15,118	12,281	42,705	34,995
More Personal Computing	13,036	10,997	40,007	35,341

Total	$41,706	$35,021	$121,936	$104,982

Operating Income

Productivity and Business Processes	$6,029	$4,788	$17,916	$14,752
Intelligent Cloud	6,425	4,560	18,339	12,980
More Personal Computing	4,594	3,627	14,566	11,820

Total	$17,048	$12,975	$50,821	$39,552

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2021 or 2020. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

United States (a)	$20,373	$17,428	$61,234	$53,847
Other countries	21,333	17,593	60,702	51,135

Total	$41,706	$35,021	$121,936	$104,982

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Server products and cloud services	$13,204	$10,490	$37,128	$29,801
Office products and cloud services	10,016	8,920	29,175	26,369
Windows	5,646	5,220	16,667	16,166
Gaming	3,533	2,349	11,656	8,218
LinkedIn	2,562	2,050	7,345	6,061
Search advertising	2,218	1,986	6,191	6,140
Devices	1,599	1,412	5,339	4,662
Enterprise Services	1,803	1,633	5,135	4,790
Other	1,125	961	3,300	2,775

Total	$41,706	$35,021	$121,936	$104,982

Our commercial cloud revenue, which includes Office 365 Commercial, Azure, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $17.7 billion and $49.6 billion for the three and nine months ended March 31, 2021, respectively, and $13.3 billion and $37.4 billion for the three and nine months ended March 31, 2020, respectively. These amounts are primarily included in Office products and cloud services, Server products and cloud services, and LinkedIn in the table above.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 18 — SUBSEQUENT EVENT

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. Nuance is a cloud and artificial intelligence (“AI”) software provider with healthcare and enterprise AI experience, and the acquisition will build on our industry-specific cloud offerings. We expect this acquisition to close by the end of calendar year 2021, subject to approval by Nuance’s shareholders, the satisfaction of certain regulatory approvals, and other customary closing conditions.

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of March 31, 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the three-month and nine-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 27, 2021

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

Highlights from the third quarter of fiscal year 2021 compared with the third quarter of fiscal year 2020 included:

•	Commercial cloud revenue increased 33% to $17.7 billion.
•	Office Commercial products and cloud services revenue increased 14%, driven by Office 365 Commercial growth of 22%.
•	Office Consumer products and cloud services revenue increased 5%, and Microsoft 365 Consumer subscribers increased to 50.2 million.
•	LinkedIn revenue increased 25%.
•	Dynamics products and cloud services revenue increased 26%, driven by Dynamics 365 growth of 45%.
•	Server products and cloud services revenue increased 26%, driven by Azure growth of 50%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 10%.
•	Windows Commercial products and cloud services revenue increased 10%.
•	Xbox content and services revenue increased 34%.

PART I

Item 2

•	Search advertising revenue, excluding traffic acquisition costs, increased 17%.
•	Surface revenue increased 12%.

On March 9, 2021, we completed our acquisition of ZeniMax Media Inc. (“ZeniMax”), the parent company of Bethesda Softworks LLC, for a total purchase price of $8.1 billion, consisting primarily of cash. The purchase price included $768 million of cash and cash equivalents acquired. The financial results of ZeniMax have been included in our consolidated financial statements since the date of the acquisition. ZeniMax is reported as part of our More Personal Computing segment. Refer to Note 7 – Business Combinations of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Weakening of the U.S. dollar relative to certain foreign currencies increased reported revenue and expenses from our international operations for the three months ended March 31, 2021, and did not have a material impact on reported revenue or expenses from our international operations for the nine months ended March 31, 2021.

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

PART I

Item 2

Change in Accounting Estimate

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for the three months ended March 31, 2021, was an increase in operating income of $611 million and net income of $505 million, or $0.07 per both basic and diluted share. The effect of this change for the nine months ended March 31, 2021, was an increase in operating income of $2.3 billion and net income of $1.9 billion, or $0.25 per both basic and diluted share. It is estimated this change will increase our fiscal year 2021 annual operating income by $2.7 billion.

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

Windows OEM Pro revenue growth	Revenue from sales of Windows Pro licenses sold through the OEM channel, which primarily addresses demand in the commercial market

Windows OEM non-Pro revenue growth	Revenue from sales of Windows non-Pro licenses sold through the OEM channel, which primarily addresses demand in the consumer market

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising Xbox Live (transactions, Xbox Game Pass and other subscriptions, cloud services, and advertising), video games, and third-party video game royalties

Search advertising revenue, excluding TAC, growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2021	2020		2021	2020

Revenue	$41,706	$35,021	19%	$121,936	$104,982	16%
Gross margin	28,661	24,046	19%	83,695	71,243	17%
Operating income	17,048	12,975	31%	50,821	39,552	28%
Net income	15,457	10,752	44%	44,813	33,079	35%
Diluted earnings per share	2.03	1.40	45%	5.88	4.30	37%
Adjusted net income (non-GAAP)	14,837	10,752	38%	44,193	33,079	34%
Adjusted diluted earnings per share (non-GAAP)	1.95	1.40	39%	5.80	4.30	35%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures which exclude tax benefits related to an India Supreme Court decision on withholding taxes. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results. See Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Revenue increased $6.7 billion or 19%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by Azure. More Personal Computing revenue increased, driven by Gaming. Productivity and Business Processes revenue increased, driven by Office 365 Commercial and LinkedIn.

Cost of revenue increased $2.1 billion or 19%, driven by growth in commercial cloud and Gaming, offset in part by a reduction in depreciation expense due to the change in estimated useful lives of our server and network equipment.

Gross margin increased $4.6 billion or 19%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment. Gross margin percentage was relatively unchanged with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased, driven by gross margin percentage reductions in More Personal Computing and Productivity and Business Processes. Commercial cloud gross margin percentage increased 3 points to 70% with the change in estimated useful lives of our server and network equipment. Excluding this impact, commercial cloud gross margin percentage increased slightly, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

Operating expenses increased $542 million or 5%, driven by investments in cloud engineering and commercial sales, offset in part by savings related to COVID-19 across each of our segments.

Key changes in operating expenses were:

•	Research and development expenses increased $317 million or 6%, driven by investments in cloud engineering.
•	Sales and marketing expenses increased $171 million or 3%, driven by investments in commercial sales. Sales and marketing included an unfavorable foreign currency impact of 2%.
•	General and administrative expenses increased $54 million or 4%.

Operating income increased $4.1 billion or 31%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment.

Current year net income and diluted EPS were positively impacted by the tax benefit related to the India Supreme Court decision on withholding taxes, which resulted in an increase to net income and diluted EPS of $620 million and $0.08, respectively.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 3%, 3%, and 4%, respectively. Cost of revenue and operating expenses both included an unfavorable foreign currency impact of 2%.

PART I

Item 2

Nine Months Ended March 31, 2021 Compared with Nine Months Ended March 31, 2020

Revenue increased $17.0 billion or 16%, driven by growth across each of our segments. Intelligent Cloud revenue increased, driven by Azure. More Personal Computing revenue increased, driven by Gaming. Productivity and Business Processes revenue increased, driven by Office 365 Commercial and LinkedIn.

Cost of revenue increased $4.5 billion or 13%, driven by growth in commercial cloud and Gaming, offset in part by the change in estimated useful lives of our server and network equipment.

Gross margin increased $12.5 billion or 17%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased slightly with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased, driven by gross margin percentage reductions in More Personal Computing and Productivity and Business Processes. Commercial cloud gross margin percentage increased 4 points to 71% with the change in estimated useful lives of our server and network equipment. Excluding this impact, commercial cloud gross margin percentage increased slightly, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

Operating expenses increased $1.2 billion or 4%, driven by investments in cloud engineering and commercial sales, offset in part by savings related to COVID-19 across each of our segments.

Key changes in operating expenses were:

•	Research and development expenses increased $974 million or 7%, driven by investments in cloud engineering.
•

Sales and marketing expenses increased $79 million or 1%, driven by investments in commercial sales, offset in part by reductions in advertising and retail store expenses. Sales and marketing included an unfavorable foreign currency impact of 2%.

•	General and administrative expenses increased $130 million or 4%, driven by an increase in business taxes.

Operating income increased $11.3 billion or 28%, including a favorable foreign currency impact of 2%, driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment.

Current year net income and diluted EPS were positively impacted by the tax benefit related to the India Supreme Court decision on withholding taxes, which resulted in an increase to net income and diluted EPS of $620 million and $0.08, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2021	2020		2021	2020

Revenue

Productivity and Business Processes	$13,552	$11,743	15%	$39,224	$34,646	13%
Intelligent Cloud	15,118	12,281	23%	42,705	34,995	22%
More Personal Computing	13,036	10,997	19%	40,007	35,341	13%

Total	$41,706	$35,021	19%	$121,936	$104,982	16%

Operating Income

Productivity and Business Processes	$6,029	$4,788	26%	$17,916	$14,752	21%
Intelligent Cloud	6,425	4,560	41%	18,339	12,980	41%
More Personal Computing	4,594	3,627	27%	14,566	11,820	23%

Total	$17,048	$12,975	31%	$50,821	$39,552	28%

PART I

Item 2

Reportable Segments

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Productivity and Business Processes

Revenue increased $1.8 billion or 15%.

•

Office Commercial products and cloud services revenue increased $1.0 billion or 14%. Office 365 Commercial revenue grew 22%, due to seat growth of 15% and higher revenue per user. Office Commercial products revenue declined 25%, driven by accelerated customer shift to cloud offerings and continued transactional weakness.

•

Office Consumer products and cloud services revenue increased $59 million or 5%, driven by Microsoft 365 Consumer subscription revenue, on a strong prior year comparable that benefited from transactional strength in Japan. Microsoft 365 Consumer subscribers increased 27% to 50.2 million.

•	LinkedIn revenue increased $512 million or 25%, driven by advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 26%, driven by Dynamics 365 growth of 45%.

Operating income increased $1.2 billion or 26%.

•

Gross margin increased $1.4 billion or 15%, driven by growth in Office 365 Commercial and LinkedIn, and the change in estimated useful lives of our server and network equipment. Gross margin percentage was relatively unchanged as the increase from the change in estimated useful lives of our server and network equipment was offset by increased usage of Office 365 Commercial and a sales mix shift to cloud offerings.

•	Operating expenses increased $157 million or 4%, driven by investments in commercial sales, cloud engineering, and LinkedIn.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 3%, 3%, and 6%, respectively. Operating expenses included an unfavorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $2.8 billion or 23%.

•

Server products and cloud services revenue increased $2.7 billion or 26%, driven by Azure. Azure revenue grew 50%, due to growth in our consumption-based services. Server products revenue increased 3%, driven by hybrid and premium solutions, on a strong prior year comparable that benefited from demand related to Windows Server 2008 end of support.

•	Enterprise Services revenue increased $170 million or 10%, driven by growth in Premier Support Services.

Operating income increased $1.9 billion or 41%.

•

Gross margin increased $2.3 billion or 27%, driven by growth in Azure and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage increased slightly, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

•	Operating expenses increased $460 million or 12%, driven by investments in Azure.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 3%, 3%, and 5%, respectively. Cost of revenue and operating expenses included an unfavorable foreign currency impact of 3% and 2%, respectively.

PART I

Item 2

More Personal Computing

Revenue increased $2.0 billion or 19%.

•

Windows revenue increased $426 million or 8%, driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 10%, driven by consumer PC demand. Windows OEM Pro revenue decreased 2% and Windows OEM non-Pro revenue grew 44%. Windows Commercial products and cloud services revenue increased 10%, driven by demand for Microsoft 365.

•

Gaming revenue increased $1.2 billion or 50%, driven by growth in Xbox content and services and Xbox hardware. Xbox content and services revenue increased $739 million or 34%, driven by growth in third-party titles, Xbox Game Pass subscriptions, and first-party titles. Xbox hardware revenue increased 232%, driven by higher price and volume of consoles sold due to the Xbox Series X|S launches.

•	Search advertising revenue increased $232 million or 12%. Search advertising revenue, excluding traffic acquisition costs, increased 17%, driven by higher search volume and revenue per search.
•	Surface revenue increased $164 million or 12%.

Operating income increased $967 million or 27%.

•	Gross margin increased $892 million or 14%, driven by growth in Windows, Gaming, and Search advertising. Gross margin percentage decreased, driven by sales mix shift to Gaming.
•	Operating expenses decreased $75 million or 3%, driven by reductions in retail store expenses and marketing.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 3%, 3%, and 5%, respectively.

Nine Months Ended March 31, 2021 Compared with Nine Months Ended March 31, 2020

Productivity and Business Processes

Revenue increased $4.6 billion or 13%.

•

Office Commercial products and cloud services revenue increased $2.5 billion or 11%, on a strong prior year comparable. Office 365 Commercial revenue grew 21%, due to seat growth and higher revenue per user. Office Commercial products revenue declined 27%, driven by accelerated customer shift to cloud offerings from multi-year on-premises agreements and continued transactional weakness, on a strong prior year comparable that benefited from transactional strength in Japan.

•

Office Consumer products and cloud services revenue increased $278 million or 8%, driven by Microsoft 365 Consumer subscription revenue, on a strong prior year comparable that benefited from transactional strength in Japan.

•	LinkedIn revenue increased $1.3 billion or 21%, driven by advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 22%, driven by Dynamics 365 growth of 41%.

Operating income increased $3.2 billion or 21%.

•

Gross margin increased $3.6 billion or 14%, driven by growth in Office 365 Commercial and LinkedIn, and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased slightly with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased, driven by increased usage of Office 365 Commercial and a sales mix shift to cloud offerings.

•	Operating expenses increased $479 million or 4%, driven by investments in commercial sales, cloud engineering, and Teams marketing.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

PART I

Item 2

Intelligent Cloud

Revenue increased $7.7 billion or 22%.

•

Server products and cloud services revenue increased $7.3 billion or 25%, driven by Azure. Azure revenue grew 49%, due to growth in our consumption-based services. Server products revenue increased 2%, driven by hybrid and premium solutions, offset in part by continued transactional weakness, on a strong prior year comparable that benefited from demand related to Windows Server 2008 and SQL Server 2008 end of support.

•	Enterprise Services revenue increased $345 million or 7%, driven by growth in Premier Support Services.

Operating income increased $5.4 billion or 41%.

•

Gross margin increased $6.6 billion or 27%, driven by growth in Azure and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage increased slightly, driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

•	Operating expenses increased $1.3 billion or 11%, driven by investments in Azure.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 3%, respectively.

More Personal Computing

Revenue increased $4.7 billion or 13%.

•

Windows revenue increased $501 million or 3%, driven by growth in Windows Commercial. Windows Commercial products and cloud services revenue increased 11%, driven by demand for Microsoft 365. Windows OEM revenue increased 2%, driven by consumer PC demand, on a strong prior year OEM Pro comparable that benefited from Windows 7 end of support. Windows OEM Pro revenue decreased 11% and Windows OEM non-Pro revenue grew 32%.

•

Gaming revenue increased $3.4 billion or 42%, driven by growth in Xbox content and services and Xbox hardware. Xbox content and services revenue increased $2.4 billion or 35%, driven by growth in third-party titles, Xbox Game Pass subscriptions, and first-party titles. Xbox hardware revenue increased 76%, driven by higher price of consoles sold due to the Xbox Series X|S launches.

•	Surface revenue increased $650 million or 15%.
•

Search advertising revenue increased $51 million or 1%. Search advertising revenue, excluding traffic acquisition costs, increased 3%, primarily driven by higher search volume, offset in part by lower revenue per search.

Operating income increased $2.7 billion or 23%.

•	Gross margin increased $2.2 billion or 11%, driven by growth in Gaming and Windows. Gross margin percentage decreased, driven by sales mix shift to Gaming.
•	Operating expenses decreased $561 million or 7%, driven by reductions in marketing and retail store expenses.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2021	2020		2021	2020

Research and development	$5,204	$4,887	6%	$15,029	$14,055	7%
As a percent of revenue	12%	14%	(2)ppt	12%	13%	(1)ppt

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

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Research and development expenses increased $317 million or 6%, driven by investments in cloud engineering.

Nine Months Ended March 31, 2021 Compared with Nine Months Ended March 31, 2020

Research and development expenses increased $974 million or 7%, driven by investments in cloud engineering.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2021	2020		2021	2020

Sales and marketing	$5,082	$4,911	3%	$14,260	$14,181	1%
As a percent of revenue	12%	14%	(2)ppt	12%	14%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Sales and marketing expenses increased $171 million or 3%, driven by investments in commercial sales. Sales and marketing included an unfavorable foreign currency impact of 2%.

Nine Months Ended March 31, 2021 Compared with Nine Months Ended March 31, 2020

Sales and marketing expenses increased $79 million or 1%, driven by investments in commercial sales, offset in part by reductions in advertising and retail store expenses. Sales and marketing included an unfavorable foreign currency impact of 2%.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2021	2020		2021	2020

General and administrative	$1,327	$1,273	4%	$3,585	$3,455	4%
As a percent of revenue	3%	4%	(1)ppt	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

PART I

Item 2

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

General and administrative expenses increased $54 million or 4%.

Nine Months Ended March 31, 2021 Compared with Nine Months Ended March 31, 2020

General and administrative expenses increased $130 million or 4%, driven by an increase in business taxes.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020

Interest and dividends income	$519	$673	$1,634	$2,085
Interest expense	(633)	(614)	(1,793)	(1,905)
Net recognized gains (losses) on investments	353	(101)	837	4
Net gains (losses) on derivatives	(2)	49	(4)	136
Net gains (losses) on foreign currency remeasurements	(55)	(136)	126	(218)
Other, net	6	(3)	76	(40)

Total	$188	$(132)	$876	$62

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Interest and dividends income decreased due to lower yields on fixed-income securities. Interest expense increased due to debt exchange transaction fees and higher finance lease expense, offset in part by a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments increased due to higher gains on equity securities. Net losses on derivatives increased due to losses on interest rate derivatives as compared to gains in the prior period and lower gains on foreign currency contracts.

Nine Months Ended March 31, 2021 Compared with Nine Months Ended March 31, 2020

Interest and dividends income decreased due to lower yields on fixed-income securities. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities and higher capitalization of interest expense, offset in part by debt exchange transaction fees and higher finance lease expense. Net recognized gains on investments increased due to higher gains on equity securities. Net losses on derivatives increased due to lower gains on foreign currency contracts and losses on interest rate derivatives as compared to gains in the prior period.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 10% and 16% for the three months ended March 31, 2021 and 2020, respectively, and 13% and 16% for the nine months ended March 31, 2021 and 2020, respectively. The decrease in our effective tax rate for the three and nine months ended March 31, 2021 compared to the prior year was primarily due to tax benefits from a decision by the India Supreme Court on withholding taxes in the case of Engineering Analysis Centre of Excellence Private Limited vs The Commissioner of Income Tax, as well as an agreement between the U.S. and India tax authorities related to transfer pricing. The Commissioner of Income Tax decision involves appeals filed by 86 individual companies operating in India, some dating back to 2012. Microsoft was not a party to any of the appeals but is impacted by the decision.

PART I

Item 2

We have historically paid India withholding taxes on software sales through distributor withholding and tax audit assessments in India. In March 2021, the India Supreme Court ruled favorably for the companies in the 86 separate appeals, holding that software sales are not subject to India withholding taxes. Although we were not a party to the appeals, our software sales in India were determined to be not subject to withholding taxes. Therefore, we recorded a net income tax benefit of $620 million in the third quarter of fiscal year 2021 to reflect the results of the India Supreme Court decision impacting fiscal year 1996 through fiscal year 2016.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2021, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, tax benefits relating to stock-based compensation, and tax benefits from the India Supreme Court decision on withholding taxes.

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

As of March 31, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted net income and adjusted diluted EPS are non-GAAP financial measures which exclude the tax benefits related to the India Supreme Court decision on withholding taxes. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2021	2020		2021	2020

Net income	$15,457	$10,752	44%	$44,813	$33,079	35%
Net income tax benefit related to India Supreme Court decision on withholding taxes	(620)	0	*	(620)	0	*

Adjusted net income (non-GAAP)	$14,837	$10,752	38%	$44,193	$33,079	34%

Diluted earnings per share	$2.03	$1.40	45%	$5.88	$4.30	37%
Net income tax benefit related to India Supreme Court decision on withholding taxes	(0.08)	0	*	(0.08)	0.00	*

Adjusted diluted earnings per share (non-GAAP)	$1.95	$1.40	39%	$5.80	$4.30	35%

*	Not meaningful.

PART I

Item 2

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $125.4 billion and $136.5 billion as of March 31, 2021 and June 30, 2020. Equity investments were $5.4 billion and $3.0 billion as of March 31, 2021 and June 30, 2020, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $12.0 billion to $54.0 billion for the nine months ended March 31, 2021, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees. Cash used in financing increased $3.3 billion to $37.1 billion for the nine months ended March 31, 2021, mainly due to a $3.0 billion increase in common stock repurchases, $1.8 billion of cash premium paid on debt exchange, and a $1.0 billion increase in dividends paid, offset in part by a $1.8 billion decrease in repayments of debt. Cash used in investing increased $9.0 billion to $16.7 billion for the nine months ended March 31, 2021, mainly due to a $7.5 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $3.5 billion increase in additions to property and equipment, offset in part by a $3.4 billion increase in cash from net investment purchases, sales, and maturities.

Debt

We issue debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. In March 2021 and June 2020, we exchanged a portion of our existing debt at a premium for cash and new debt with longer maturities to take advantage of favorable financing rates in the debt markets, reflecting our credit rating and the low interest rate environment. Refer to Note 10 – Debt of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

The following table outlines the expected future recognition of unearned revenue as of March 31, 2021:

(In millions)

Three Months Ending

June 30, 2021	$14,184
September 30, 2021	7,851
December 31, 2021	5,781
March 31, 2022	2,267
Thereafter	2,631

Total	$32,714

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the nine months ended March 31, 2021 and 2020, we repurchased 77 million shares and 98 million shares of our common stock for $16.8 billion and $14.6 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Other Planned Uses of Capital

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. We expect this acquisition to close by the end of calendar year 2021, subject to approval by Nuance’s shareholders, the satisfaction of certain regulatory approvals, and other customary closing conditions.

PART I

Item 2

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $4.7 billion, which included $1.5 billion during the nine months ended March 31, 2021. The remaining transition tax of $13.6 billion is payable over the next five years with a final payment in fiscal year 2026.

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

PART I

Item 2

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2021	Impact

Foreign currency–Revenue	10% decrease in foreign exchange rates	$(5,983)	Earnings
Foreign currency–Investments	10% decrease in foreign exchange rates	(141)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,707)	Fair Value
Credit	100 basis point increase in credit spreads	(293)	Fair Value
Equity	10% decrease in equity market prices	(526)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2018 we completed our acquisition of GitHub, Inc. (“GitHub”) for $7.5 billion, in March 2021 we completed our acquisition of ZeniMax Media Inc. for $8.1 billion, and in April 2021 we announced a definitive agreement to acquire Nuance Communications, Inc. for $19.7 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

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

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business.

The cyberattacks uncovered in late 2020 known as “Solorigate” or “Nobelium” are an example of a supply chain attack where malware was introduced to a software provider’s customers, including us, through software updates. The attackers were later able to create false credentials that appeared legitimate to certain customers’ systems. We may be targets of further attacks similar to Solorigate/Nobelium as both a supplier and consumer of IT.

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

PART II

Item 1A

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero day”) vulnerabilities, such as occurred in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks.

Our customers operate complex IT systems with third-party hardware and software from multiple vendors that may include systems acquired over many years. They expect our products and services to support all these systems and products, including those that no longer incorporate the strongest current security advances or standards. As a result, we may not be able to discontinue support in our services for a product, service, standard, or feature solely because a more secure alternative is available. Failure to utilize the most current security advances and standards can increase our customers’ vulnerability to attack. Further, customers of widely varied size and technical sophistication use our technology, and consequently may have limited capabilities and resources to help them adopt and implement state of the art cybersecurity practices and technologies. In addition, we must account for this wide variation of technical sophistication when defining default settings for our products and services, including security default settings, as these settings may limit or otherwise impact other aspects of IT operations and some customers may have limited capability to review and reset these defaults.

The Solorigate/Nobelium or similar cyberattacks may adversely impact our customers even if our production services are not directly compromised. We are committed to notifying our customers whose systems have been impacted as we become aware and have available information and actions for customers to help protect themselves. We are also committed to providing guidance and support on detection, tracking, and remediation. We may not be able to detect the existence or extent of these attacks for all of our customers, or have information on how to detect or track an attack, especially where an attack involves on-premises software such as Exchange Server where we may have no or limited visibility into our customers’ computing environments.

To defend against security threats to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so. Customers in certain industries such as financial services, health care, and government may have enhanced or specialized requirements to which we must engineer our product and services.

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

PART II

Item 1A

Our software products and services also may experience quality or reliability problems. The highly sophisticated software we develop may contain bugs and other defects that interfere with their intended operation. Our customers increasingly rely on us for critical business functions and multiple workloads. Many of our products and services are interdependent with one another. Each of these circumstances potentially magnifies the impact of quality or reliability issues. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the third quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(In millions)

January 1, 2021 – January 31, 2021	8,066,091	$221.76	8,066,091	$18,903
February 1, 2021 – February 28, 2021	7,767,601	239.58	7,767,601	17,043
March 1, 2021 – March 31, 2021	8,986,076	233.73	8,986,076	14,942

	24,819,768		24,819,768

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

March 16, 2021	May 20, 2021	June 10, 2021	$0.56	$4,219

We returned $10.0 billion to shareholders in the form of share repurchases and dividends in the third quarter of fiscal year 2021. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

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

April 27, 2021