Form 10-K
period 2021-06-30
MICROSOFT CORP
filed 2021-07-29
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.7 trillion based on the closing sale price as reported on the NASDAQ National Market System. As of July 26, 2021, there were 7,514,891,248 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 30, 2021 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2021

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

We bring technology and products together into experiences and solutions that unlock value for our customers. Our ecosystem of customers and partners has stepped up to help people and organizations in every country use technology to be resilient and transform during the most trying of circumstances. Amid rapid change we’ve witnessed technology empower telehealth, remote manufacturing, and new ways of working from home and serving customers. These capabilities have relied on the public cloud, which is built on the investments we have made over time.

We are living in the new era of the intelligent cloud and intelligent edge, which is being sharpened by rapid advances in distributed computing, ambient intelligence, and multidevice experiences. This means the places we go and the things we interact with will increasingly become digitized, creating new opportunities and new breakthroughs. In the next phase of innovation, computing is more powerful and ubiquitous from the cloud to the edge. Artificial intelligence (“AI”) capabilities are rapidly advancing, fueled by data and knowledge of the world. Physical and virtual worlds are coming together with the Internet of Things (“IoT”) and mixed reality to create richer experiences that understand the context surrounding people, the things they use, the places they go, and their activities and relationships. A person’s experience with technology spans a multitude of devices and has become increasingly more natural and multi-sensory with voice, ink, and gaze interactions.

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

Our products include operating systems, cross-device productivity applications, server applications, business solution applications, desktop and server management tools, software development tools, and video games. We also design and sell devices, including PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

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

Our growth depends on securely delivering continuous innovation and advancing our leading productivity and collaboration tools and services, including Office, Dynamics, and LinkedIn. Microsoft 365 brings together Office 365, Windows, and Enterprise Mobility + Security to help organizations empower their employees with AI-backed tools that unlock creativity, increase teamwork, and fuel innovation, all the while enabling compliance coverage and data protection. Microsoft Teams is enabling rapid digital transformation by giving people a single tool to chat, call, meet, and collaborate. Microsoft Viva is an employee experience platform that brings together communications, knowledge, learning, resources, and insights powered by Microsoft 365. Microsoft Relationship Sales solution brings together LinkedIn Sales Navigator and Dynamics to transform business to business sales through social selling. Dynamics 365 for Talent with LinkedIn Recruiter and Learning gives human resource professionals a complete solution to compete for talent. Microsoft Power Platform empowers employees to build custom applications, automate workflow, and analyze data no matter their technical expertise.

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

The Microsoft Cloud is the most comprehensive and trusted cloud, providing the best integration across the technology stack while offering openness, improving time to value, reducing costs, and increasing agility. Being a global-scale cloud, Azure uniquely offers hybrid consistency, developer productivity, AI capabilities, and trusted security and compliance. We see more emerging use cases and needs for compute and security at the edge and are accelerating our innovation across the spectrum of intelligent edge devices, from IoT sensors to gateway devices and edge hardware to build, manage, and secure edge workloads. With Azure Stack, organizations can extend Azure into their own datacenters to create a consistent stack across the public cloud and the intelligent edge. Our hybrid infrastructure consistency spans security, compliance, identity, and management, helping to support the real-world needs and evolving regulatory requirements of commercial customers and enterprises. Azure Arc simplifies governance and management by delivering a consistent multi-cloud and on-premises management platform. Security, compliance, identity, and management underlie our entire tech stack. We offer integrated, end-to-end capabilities to protect people and organizations. In April 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc., a cloud and AI software provider with healthcare and enterprise AI experience. The acquisition will build on our industry-specific cloud offerings.

PART I

Item 1

We are accelerating our development of mixed reality solutions with new Azure services and devices. Microsoft Mesh enables presence and shared experiences from anywhere through mixed reality applications. The opportunity to merge the physical and digital worlds, when combined with the power of Azure cloud services, unlocks the potential for entirely new workloads and experiences which we believe will shape the next era of computing.

The ability to convert data into AI drives our competitive advantage. Azure SQL Database makes it possible for customers to take SQL Server from their on-premises datacenter to a fully managed instance in the cloud to utilize built-in AI. Azure Synapse Analytics, a limitless analytics service, brings together data integration, enterprise data warehousing, and big data analytics for immediate business intelligence and machine learning needs. We are accelerating adoption of AI innovations from research to products. Our innovation helps every developer be an AI developer, with approachable new tools from Azure Machine Learning Studio for creating simple machine learning models, to the powerful Azure Machine Learning Workbench for the most advanced AI modeling and data science. From GitHub to Visual Studio, we provide a developer tool chain for everyone, no matter the technical experience, across all platforms, whether Azure, Windows, or any other cloud or client platform.

Create More Personal Computing

We strive to make computing more personal by putting people at the core of the experience, enabling them to interact with technology in more intuitive, engaging, and dynamic ways. Microsoft 365 is empowering people and organizations to be productive and secure as they adapt to more fluid ways of working and learning. The PC has been mission-critical across work, school, and life to sustain productivity in a remote everything world.

Windows 10 serves the enterprise as the most secure and productive operating system. It empowers people with AI-first interfaces ranging from voice-activated commands through Cortana, inking, immersive 3D content storytelling, and mixed reality experiences. Our ambition for Windows 10 monetization opportunities includes gaming, services, subscriptions, and search advertising. In June 2021, Microsoft announced the next generation of Windows – Windows 11. Windows 11 builds on the strengths of productivity, versatility, and security on Windows 10 today and adds in new experiences that include powerful task switching tools like new snap layouts, snap groups, and desktops; new ways to stay connected through chat; the information you want at your fingertips; and more. Windows also plays a critical role in fueling our cloud business and Microsoft 365 strategy, and it powers the growing range of devices on the “intelligent edge.”

Microsoft Edge is our fast and secure browser that helps protect your data, with built-in shopping tools designed to save you time and money. Organizational tools such as Collections, Vertical Tabs, and Immersive Reader help you make the most of your time while browsing, streaming, searching, sharing, and more.

We are committed to designing and marketing first-party devices to help drive innovation, create new device categories, and stimulate demand in the Windows ecosystem. The Surface family includes Surface Book 3, Surface Laptop Go, Surface Go 2, Surface Pro 7, Surface Laptop 4, Surface Pro X, Surface Studio 2, and Surface Duo.

To expand usage and deepen engagement, we continue to invest in content, community, and cloud services as we pursue the expansive opportunity in the gaming industry. We have broadened our approach to how we think about gaming end-to-end, from the way games are created and distributed to how they are played, including cloud gaming so players can stream across PC, console, and mobile. We have a strong position with our large and growing highly engaged community of gamers, including the March 2021 acquisition of ZeniMax Media Inc., the parent company of Bethesda Softworks LLC, one of the largest, privately held game developers and publishers in the world. Xbox Game Pass is a community with access to a curated library of over 100 first- and third-party console and PC titles. Xbox Cloud Gaming is Microsoft’s game streaming technology that is complementary to our console hardware and gives fans the ultimate choice to play the games they want, with the people they want, on the devices they want.

PART I

Item 1

Our Future Opportunity

In a time of great disruption and uncertainty, customers are looking to us to accelerate their own digital transformations as software and cloud computing play a huge role across every industry and around the world. We continue to develop complete, intelligent solutions for our customers that empower people to stay productive and collaborate, while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Transforming the workplace to deliver new modern, modular business applications to improve how people communicate, collaborate, learn, work, play, and interact with one another.
•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.
•	Applying AI to drive insights and act on our customer’s behalf by understanding and interpreting their needs using natural methods of communication.
•	Using Windows to fuel our cloud business, grow our share of the PC market, and drive increased engagement with our services like Microsoft 365 Consumer, Teams, Edge, Bing, Xbox Game Pass, and more.
•	Tackling security from all angles with our integrated, end-to-end solutions spanning security, compliance, identity, and management, across all clouds and platforms.
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

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic continues to have widespread and unpredictable impacts on global society, economies, financial markets, and business practices, and continues to impact our business operations, including our employees, customers, partners, and communities. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of COVID-19 on our fiscal year 2021 financial results. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Corporate Social Responsibility

Commitment to Sustainability

We work to ensure that technology is inclusive, trusted, and increases sustainability. We are accelerating progress toward a more sustainable future by reducing our environmental footprint, advancing research, helping our customers build sustainable solutions, and advocating for policies that benefit the environment. In January 2020, we announced a bold commitment and detailed plan to be carbon negative by 2030, and to remove from the environment by 2050 all the carbon we have emitted since our founding in 1975. This included a commitment to invest $1 billion over four years in new technologies and innovative climate solutions. We built on this pledge by adding commitments to be water positive by 2030, zero waste by 2030, and to protect ecosystems by developing a Planetary Computer. We also help our suppliers and customers around the world use Microsoft technology to reduce their own carbon footprint.

In January 2021, we announced that in fiscal year 2020 we reduced Microsoft’s carbon emissions by 586,683 metric tons. We purchased the removal of 1.3 million metric tons of carbon from 26 projects around the world. Furthermore, we shared a commitment to transparency by subjecting the data in our annual sustainability report to third-party review and to accountability by including progress on sustainability goals as a factor in determining executive pay.

PART I

Item 1

The investments we make in sustainability carry through to our products, services, and devices. We design our devices, from Surface to Xbox, to minimize their impact on the environment. Our cloud and AI services and datacenters help businesses cut energy consumption, reduce physical footprints, and design sustainable products. We also pledged a $50 million investment in AI for Earth to accelerate innovation by putting AI in the hands of those working to directly address sustainability challenges. We are committed to playing our part to help accelerate the world’s transition to a more economically and environmentally sustainable future for us all.

Addressing Racial Injustice and Inequity

Our future opportunity depends on reaching and empowering all communities, and we are committed to taking action to help address racial injustice and inequity. With significant input from employees and leaders who are members of the Black and African American community, our senior leadership team and board of directors announced in June 2020 that we had developed a set of actions to help improve the lived experience at Microsoft and drive change in the communities in which we live and work. These efforts include increasing our representation and strengthening our culture of inclusion by doubling the number of Black and African American people managers, senior individual contributors, and senior leaders in the United States by 2025; evolving our ecosystem with our supply chain, banking partners, and partner ecosystem; and strengthening our communities by using data, technology, and partnerships to help address racial injustice and inequities of the Black and African American communities in the U.S. and improve the safety and wellbeing of our employees and their communities.

Over the last year, we have collaborated with partners and worked within neighborhoods and communities to launch and scale a number of projects and programs including: expanding our existing justice reform work with a five-year, $50 million sustained effort, expanding access to affordable broadband and devices for Black and African American communities and key institutions that support them in major urban centers, expanding access to skills and education to support Black and African American students and adults to succeed in the digital economy, and increasing technology support for nonprofits that provide critical services to Black and African American communities.

We have more than doubled our percentage share of transaction volume with Black- and African American-owned financial institutions and increased our deposits with Black- and African American-owned minority depository institutions, enabling increased funds into local communities. Additionally, we have seen growth in our Black- and African American-owned supplier base and in Black- and African American-owned technology partners in the Microsoft Partner Network, and we launched the Black Channel Partner Alliance community to support partners onboarding to the Microsoft Cloud and to unlock partner benefits for co-selling with Microsoft.

We acknowledge we have more work ahead of us to address racial injustice and inequity, and are applying many of the programs above to help other underrepresented communities.

Investing in Digital Skills

With a continued focus on digital transformation, Microsoft is helping to ensure that no one is left behind, particularly as economies recover from the COVID-19 pandemic. We announced in June 2020 that we are expanding access to the digital skills that have become increasingly vital to many of the world’s jobs, and especially to individuals hardest hit by recent job losses. Our skills initiative brings together learning resources, certification opportunities, and job-seeker tools from LinkedIn, GitHub, and Microsoft Learn, and is built on data insights drawn from LinkedIn’s Economic Graph. We also invested $20 million in key non-profit partnerships through Microsoft Philanthropies to help people from underserved communities that are often excluded by the digital economy.

Over 42 million people across every continent have accessed free training through our skills initiative. The effort surpassed its initial goals and has been expanded with a new emphasis on connecting learners with jobs that help put their new training to use and connecting employers with skilled job seekers they might not find in traditional networks.

PART I

Item 1

HUMAN CAPITAL RESOURCES

Overview

Microsoft aims to recruit, develop, and retain diverse, world-changing talent. To foster their and our success, we seek to create an environment where people can do their best work – a place where they can proudly be their authentic selves, guided by our values, and where they know their needs can be met. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding, and inclusive work environment that enables our global employees to create products and services that further our mission to empower every person and every organization on the planet to achieve more.

As of June 30, 2021, we employed approximately 181,000 people on a full-time basis, 103,000 in the U.S. and 78,000 internationally. Of the total employed people, 67,000 were in operations, including manufacturing, distribution, product support, and consulting services; 60,000 were in product research and development; 40,000 were in sales and marketing; and 14,000 were in general and administration. Certain of our employees are subject to collective bargaining agreements.

Our Culture

Microsoft’s culture is grounded in the growth mindset. This means everyone is on a continuous journey to learn and grow. We believe potential can be nurtured and is not pre-determined, and we should always be learning and curious - trying new things without fear of failure. We identified four attributes that allow growth mindset to flourish:

•	Obsessing over what matters to our customers.
•	Becoming more diverse and inclusive in everything we do.
•	Operating as one company, One Microsoft, instead of multiple siloed businesses.
•	Making a difference in the lives of each other, our customers, and the world around us.

Our employee listening systems enable us to gather feedback directly from our workforce to inform our programs and employee needs globally. 88% of employees globally participated in our fiscal year 2021 MS Poll engagement survey, which covers a variety of topics such as inclusion, pay and benefits, and learning and development. Throughout the fiscal year, we also collect nearly 75,000 Daily Pulse employee survey responses. During fiscal year 2021, our Daily Pulse surveys gave us invaluable insights into ways we could support employees through the COVID-19 pandemic and addressing racial injustice. In addition to poll and pulse surveys, we gain insights through onboarding and exit surveys, internal Yammer channels, employee Q&A sessions, and AskHR Service support.

Diversity and Inclusion

At Microsoft we have an inherently inclusive mission: to empower every person and every organization on the planet to achieve more. We think of diversity and inclusion as core to our business model, informing our actions to impact economies and people around the world. There are billions of people who want to achieve more, but have a different set of circumstances, abilities, and backgrounds that often limit access to opportunity and achievement. The better we represent that diversity inside Microsoft, the more effectively we can innovate for those we seek to empower.

We strive to include others by holding ourselves accountable for diversity, driving global systemic change in our workplace and workforce, and creating an inclusive work environment. Through this commitment we can allow everyone the chance to be their authentic selves and do their best work every day. We support multiple highly active Employee Resource Groups for women, families, racial and ethnic minorities, military, people with disabilities, or who identify as LGBTQI+, where employees can go for support, networking, and community-building. As described in our 2020 Proxy Statement, annual performance and compensation reviews of our senior leadership team include an evaluation of their contributions to employee culture and diversity. To ensure accountability over time, we publicly disclose our progress on a multitude of workforce metrics including:

•	Detailed breakdowns of gender, racial, and ethnic minority representation in our employee population, with data by job types, levels, and segments of our business.
•	Our EEO-1 report (equal employment opportunity).
•	Disability representation.

PART I

Item 1

Total Rewards

We develop dynamic, sustainable, and strategic programs with the goal of providing a highly differentiated portfolio to attract, reward, and retain top talent and enable our employees to do their best work. These programs reinforce our culture and values such as collaboration and growth mindset. Managers evaluate and recommend rewards based on, for example, how well we leverage the work of others and contribute to the success of our colleagues. We monitor pay equity and career progress across multiple dimensions.

As part of our effort to promote a One Microsoft and inclusive culture, we expanded stock eligibility to all Microsoft employees as part of our annual rewards process. This includes all non-exempt and exempt employees and equivalents across the globe including business support professionals and datacenter and retail employees.

Pay Equity

In our 2020 Diversity and Inclusion Report, we reported that all racial and ethnic minority employees in the U.S. combined earn $1.006 for every $1.000 earned by their white counterparts, that women in the U.S. earn $1.001 for every $1.000 earned by their counterparts in the U.S. who are men, and women in the U.S. plus our ten other largest employee geographies (Australia, Canada, China, France, Germany, India, Ireland, Israel, Japan, and United Kingdom) combined earn $1.000 for every $1.000 by men in these countries. Our intended result is a global performance and development approach that fosters our culture, and competitive compensation that ensures equitable pay by role while supporting pay for performance.

Wellness and Safety

Microsoft is committed to supporting our employees’ well-being and safety while they are at work and in their personal lives.

We took a wide variety of measures to protect the health and well-being of our employees, suppliers, and customers during the COVID-19 pandemic. We made substantial modifications to employee travel policies and implemented office closures so non-essential employees could work remotely. We continued to pay hourly service providers such as cleaning and reception staff who may have otherwise been furloughed. We implemented a global Paid Pandemic School and Childcare Closure Leave to support working parents, added wellbeing days for those who needed to take time off for mental health and wellness, implemented on-demand COVID-19 testing and vaccinations on our Redmond, Washington campus, and extended full medical plan coverage for coronavirus testing, treatment, and telehealth services. We also expanded existing programs such as our Microsoft CARES Employee Assistance Program and family backup care.

In addition to the extraordinary steps and programs relating to COVID-19, our comprehensive benefits package includes many physical, emotional, and financial wellness programs including counseling through the Microsoft CARES Employee Assistance Program, flexible fitness benefits, savings and investment tools, adoption assistance, and back-up care for children and elders. Finally, our Occupational Health and Safety program helps ensure employees can stay safe while they are working.

Learning and Development

Our growth mindset culture begins with valuing learning over knowing – seeking out new ideas, driving innovation, embracing challenges, learning from failure, and improving over time. To support this culture, we offer a wide range of learning and development opportunities. We believe learning can be more than formal instruction, and our learning philosophy focuses on providing the right learning, at the right time, in the right way. Opportunities include:

•

Personalized, integrated, and relevant views of all learning opportunities on our internal learning portal, our external learning portal MS Learn, and LinkedIn Learning that is available to all employees worldwide.

•	In-the-classroom learning, learning “pods,” our early-in-career Aspire program, and manager excellence communities.
•	On-the-job “stretch” and advancement opportunities.
•	Managers holding conversations about employees’ career and development plans, coaching on career opportunities, and programs like mentoring and sponsorship.
•	Customized manager learning to build people manager capabilities and similar learning solutions to build leadership skills for all employees including differentiated leadership development programs.

PART I

Item 1

•	New employee orientation covering a range of topics including company values, culture, and Standards of Business Conduct, as well as ongoing onboarding program.

Our employees embrace the growth mindset and take advantage of the formal learning opportunities as well as thousands of informal and on-the-job learning opportunities. In terms of formal on-line learning solutions, in fiscal year 2021 our employees completed over 5 million courses, averaging over 18 hours per employee. Given our focus on understanding core company beliefs and compliance topics, all employees complete required learning programs like Standards of Business Conduct, Privacy, Unconscious Bias, and preventing harassment courses. Our corporate learning portal has over 100,000 average monthly active users. All of our approximately 23,000 people managers must complete between 25-30 hours of required manager capability and excellence training and are assigned ongoing required training each year. In addition, all employees complete skills training based on the profession they are in each year.

New Ways of Working

The global pandemic has accelerated our capabilities and culture with respect to flexible work. Microsoft has introduced a Hybrid Workplace Flexibility Guide to better support managers and employees as they adapt to new ways of working that shift paradigms, embrace flexibility, promote inclusion, and drive innovation. Our ongoing survey data shows employees value the flexibility related to work location, work site, and work hours, and while many indicate they intend to return to a worksite once conditions permit, they also intend to adjust hours or spend some portions of workweeks working remotely. We are focused on building capabilities to support a variety of workstyles where individuals, teams, and our business can be successful.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business.

•	Office Consumer, including Microsoft 365 Consumer subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, Sales Solutions, and Learning Solutions.
•

Dynamics business solutions, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, Customer Insights, Power Apps, and Power Automate; and on-premises ERP and CRM applications.

PART I

Item 1

Office Commercial

Office Commercial is designed to increase personal, team, and organizational productivity through a range of products and services. Growth depends on our ability to reach new users in new markets such as frontline workers, small and medium businesses, and growth markets, as well as add value to our core product and service offerings to span productivity categories such as communication, collaboration, analytics, security, and compliance. Office Commercial revenue is mainly affected by a combination of continued installed base growth and average revenue per user expansion, as well as the continued shift from Office licensed on-premises to Office 365.

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

LinkedIn

LinkedIn connects the world’s professionals to make them more productive and successful and transforms the way companies hire, market, sell, and learn. Our vision is to create economic opportunity for every member of the global workforce through the ongoing development of the world’s first Economic Graph, a digital representation of the global economy. In addition to LinkedIn’s free services, LinkedIn offers monetized solutions: Talent Solutions, Marketing Solutions, Premium Subscriptions, Sales Solutions, and Learning Solutions. Talent Solutions provide insights for workforce planning and tools to hire, nurture, and develop talent. Marketing Solutions help companies reach, engage, and convert their audiences at scale. Premium Subscriptions enables professionals to manage their professional identity, grow their network, and connect with talent through additional services like premium search. Sales Solutions help companies strengthen customer relationships, empower teams with digital selling tools, and acquire new opportunities. Finally, Learning Solutions, including Glint, help businesses close critical skills gaps in times where companies are having to do more with existing talent. LinkedIn has over 750 million members and has offices around the globe. Growth will depend on our ability to increase the number of LinkedIn members and our ability to continue offering services that provide value for our members and increase their engagement. LinkedIn revenue is mainly affected by demand from enterprises and professional organizations for subscriptions to Talent Solutions, Learning Solutions, Sales Solutions, and Premium Subscriptions offerings, as well as member engagement and the quality of the sponsored content delivered to those members to drive Marketing Solutions.

Dynamics

Dynamics provides cloud-based and on-premises business solutions for financial management, enterprise resource planning (“ERP”), customer relationship management (“CRM”), supply chain management, and other application development platforms for small and medium businesses, large organizations, and divisions of global enterprises. Dynamics revenue is driven by the number of users licensed and applications consumed, expansion of average revenue per user, and the continued shift to Dynamics 365, a unified set of cloud-based intelligent business applications, including Power Apps and Power Automate.

PART I

Item 1

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

Dynamics competes with cloud-based and on-premises business solution providers such as Oracle, Salesforce.com, and SAP.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business and developers. This segment primarily comprises:

•	Server products and cloud services, including Azure; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and GitHub.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

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

PART I

Item 1

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
•

Gaming, including Xbox hardware and Xbox content and services, comprising digital transactions, Xbox Game Pass and other subscriptions, video games, third-party video game royalties, cloud services, and advertising.

•	Search advertising.

PART I

Item 1

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

Devices

We design and sell devices, including Surface and PC accessories. Our devices are designed to enable people and organizations to connect to the people and content that matter most using Windows and integrated Microsoft products and services. Surface is designed to help organizations, students, and consumers be more productive. Growth in Devices is dependent on total PC shipments, the ability to attract new customers, our product roadmap, and expanding into new categories.

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

The gamer remains at the heart of the Xbox ecosystem. We continue to open new opportunities for gamers to engage both on- and off-console with both the launch of Xbox Cloud Gaming, our game streaming service, and continued investment in gaming hardware. Xbox Cloud Gaming utilizes Microsoft’s Azure cloud technology to allow direct and on-demand streaming of games to PCs, consoles, and mobile devices, enabling gamers to take their favorites games with them and play on the device most convenient to them.

PART I

Item 1

Xbox enables people to connect and share online gaming experiences that are accessible on Xbox consoles, Windows-enabled devices, and other devices. Xbox is designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. Xbox revenue is mainly affected by subscriptions and sales of first- and third-party content, as well as advertising. Growth of our Gaming business is determined by the overall active user base through Xbox enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences through first-party content creators.

Search Advertising

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

Xbox and our cloud gaming services face competition from various online gaming ecosystems and game streaming services, including those operated by Amazon, Apple, Facebook, Google, and Tencent. We also compete with other providers of entertainment services such as video streaming platforms. Our gaming platform competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. We believe our gaming platform is effectively positioned against, and uniquely differentiated from, competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own first-party game franchises as well as other digital content offerings.

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

Our devices are primarily manufactured by third-party contract manufacturers. For the majority of our products, we have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements. However, some of our products contain certain components for which there are very few qualified suppliers. For these components, we have limited near-term flexibility to use other manufacturers if a current vendor becomes unavailable or is unable to meet our requirements. Extended disruptions at these suppliers could lead to a similar disruption in our ability to manufacture devices on time to meet consumer demand.

PART I

Item 1

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 65,000 U.S. and international patents issued and over 21,000 pending worldwide. While we employ much of our internally-developed intellectual property exclusively in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We may also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting societal and/or environmental efforts, or attracting and enabling our external development community. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations.

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

While our main product research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world.

PART I

Item 1

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

There are two broad categories of OEMs. The largest category of OEMs are direct OEMs as our relationship with them is managed through a direct agreement between Microsoft and the OEM. We have distribution agreements covering one or more of our products with virtually all the multinational OEMs, including Dell, Hewlett-Packard, Lenovo, and with many regional and local OEMs. The second broad category of OEMs are system builders consisting of lower-volume PC manufacturers, which source Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft.

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

We also sell commercial and consumer products and services directly to customers, such as cloud services, search, and gaming, through our digital marketplaces and online stores. In fiscal year 2021, we closed our Microsoft Store physical locations and opened our Microsoft Experience Centers. Microsoft Experience Centers are designed to facilitate deeper engagement with our partners and customers across industries.

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

PART I

Item 1

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

LICENSING OPTIONS

We offer options for organizations that want to purchase our cloud services, on-premises software, and SA. We license software to organizations under volume licensing agreements to allow the customer to acquire multiple licenses of products and services instead of having to acquire separate licenses through retail channels. We use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they include those discussed below.

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

PART I

Item 1

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of July 29, 2021 were as follows:

Name	Age	Position with the Company

Satya Nadella	53	Chairman of the Board and Chief Executive Officer
Judson Althoff	48	Executive Vice President and Chief Commercial Officer
Christopher C. Capossela	51	Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer
Kathleen T. Hogan	55	Executive Vice President, Human Resources
Amy E. Hood	49	Executive Vice President, Chief Financial Officer
Bradford L. Smith	62	President and Chief Legal Officer
Christopher D. Young	49	Executive Vice President, Business Development, Strategy, and Ventures

Mr. Nadella was appointed Chairman of the Board in June 2021 and Chief Executive Officer in February 2014. He served as Executive Vice President, Cloud and Enterprise from July 2013 until that time. From 2011 to 2013, Mr. Nadella served as President, Server and Tools. From 2009 to 2011, he was Senior Vice President, Online Services Division. From 2008 to 2009, he was Senior Vice President, Search, Portal, and Advertising. Since joining Microsoft in 1992, Mr. Nadella’s roles also included Vice President of the Business Division. Mr. Nadella also serves on the Board of Directors of Starbucks Corporation.

Mr. Althoff was appointed Executive Vice President and Chief Commercial Officer in July 2021. He served as Executive Vice President, Worldwide Commercial Business from July 2017 until that time. Prior to that, Mr. Althoff served as the President of Microsoft North America. Mr. Althoff joined Microsoft in March 2013 as President of Microsoft North America.

Mr. Capossela was appointed Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer in July 2016. He had served as Executive Vice President, Chief Marketing Officer since March 2014. Previously, he served as the worldwide leader of the Consumer Channels Group, responsible for sales and marketing activities with OEMs, operators, and retail partners. In his more than 28 years at Microsoft, Mr. Capossela has held a variety of marketing leadership roles in the Microsoft Office Division. He was responsible for marketing productivity solutions including Microsoft Office, Office 365, SharePoint, Exchange, Skype for Business, Project, and Visio.

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

Mr. Young joined Microsoft in November 2020 as Executive Vice President, Business Development, Strategy, and Ventures. Prior to Microsoft, he served as the Chief Executive Officer of McAfee, LLC from 2017 to 2020, and served as a Senior Vice President and General Manager of Intel Security Group from 2014 until 2017, when he led the initiative to spin out McAfee into a standalone company. Mr. Young also serves on the Board of Directors of American Express Company.

PART I

Item 1

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

We publish a variety of reports and resources related to our Corporate Social Responsibility programs and progress on our Reports hub website, www.microsoft.com/corporate-responsibility/reports-hub, including reports on sustainability, responsible sourcing, accessibility, digital trust, and public policy engagement.

The information found on these websites is not part of, or incorporated by reference into, this or any other report we file with, or furnish to, the SEC. In addition to these channels, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in Microsoft to review the information we post on the social media channels listed on our Investor Relations website.

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

PART I

Item 1A

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Office, Bing, SQL Server, Windows Server, Azure, Office 365, Xbox, LinkedIn, and other products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Edge and Bing, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny and perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, which could negatively impact product and feature adoption, product design, and product quality.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Nation state and state sponsored actors can deploy significant resources to plan and carry out exploits. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

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

The Solorigate/Nobelium or similar cyberattacks may adversely impact our customers even if our production services are not directly compromised. We are committed to notifying our customers whose systems have been impacted as we become aware and have available information and actions for customers to help protect themselves. We are also committed to providing guidance and support on detection, tracking, and remediation. We may not be able to detect the existence or extent of these attacks for all of our customers or have information on how to detect or track an attack, especially where an attack involves on-premises software such as Exchange Server where we may have no or limited visibility into our customers’ computing environments.

Development and deployment of defensive measures

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

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may cause higher operating expenses or hinder growth of our products and services.

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

Advertising, professional, and social platform abuses

For platform products and services that provide content or host ads that come from or can be influenced by third parties, including GitHub, LinkedIn, Microsoft Advertising, MSN, and Xbox, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate. This activity may come from users impersonating other people or organizations, use of our products or services to spread terrorist or violent extremist content or to disseminate information that may be viewed as misleading or intended to manipulate the opinions of our users, or the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business and consolidated financial statements.

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

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Microsoft 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

We acquire some device and datacenter components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, datacenter servers, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other hardware and software products we may offer.

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

The European Commission (“the Commission”) closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. Flagship product releases such as Windows can receive significant scrutiny under competition laws. For example, in 2004, the Commission ordered us to create new versions of our Windows operating system that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments we offered to address the Commission’s concerns relating to competition in web browsing software, including an undertaking to address Commission concerns relating to interoperability. The web browsing commitments expired in 2014. The remaining obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products, which could hamper sales of our products.

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

Government regulatory actions and court decisions such as these may result in fines or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that come from them. New competition law actions could be initiated, potentially using previous actions as precedent. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

•	Our ability to realize anticipated Windows post-sale monetization opportunities may be limited.

Our global operations subject us to potential consequences under anti-corruption, trade, and other laws and regulations. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them. On July 22, 2019, our Hungarian subsidiary entered into a non-prosecution agreement (“NPA”) with the U.S. Department of Justice (“DOJ”) and we agreed to the terms of a cease and desist order with the Securities and Exchange Commission. These agreements required us to pay $25.3 million in monetary penalties, disgorgement, and interest pertaining to activities at Microsoft’s subsidiary in Hungary. The NPA, which has a three-year term, also contains certain ongoing compliance requirements, including the obligations to disclose to the DOJ issues that may implicate the FCPA and to cooperate in any inquiries. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries prohibit most business with restricted entities or countries such as Crimea, Cuba, Iran, North Korea, and Syria. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Non-compliance could result in reputational harm, operational delays, monetary fines, loss of export privileges, or criminal sanctions.

Other regulatory areas that may apply to our products and online services offerings include requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. For example, some regulators are taking the position that our offerings such as Microsoft Teams and Skype are covered by existing laws regulating telecommunications services, and some new laws, including EU Member State laws under the European Electronic Communications Code, are defining more of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, and law enforcement surveillance obligations. Regulators may assert that our collection, use, and management of customer and other data is inconsistent with their laws and regulations. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders to make technology more accessible. If our products do not meet customer expectations or global accessibility requirements, we could lose sales opportunities or face regulatory or legal actions.

PART I

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling has led to uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. In May 2018, the EU General Data Protection Regulation (“GDPR”), became effective. The law, which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. Engineering efforts to build and maintain capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if our implementation to comply with the GDPR makes our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Countries around the world, and states in the U.S. such as California, Colorado, and Virginia, have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the handling of personal data.

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

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases such as Windows, significant business transactions, warranty or product claims, and employment practices. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

We expend significant resources to patent the intellectual property we create with the expectation that we will generate revenues by incorporating that intellectual property in our products or services or, in some instances, by licensing or cross-licensing our patents to others in return for a royalty and/or increased freedom to operate. Changes in the law may continue to weaken our ability to prevent the use of patented technology or collect revenue for licensing our patents. These include legislative changes and regulatory actions that make it more difficult to obtain injunctions, and the increasing use of legal process to challenge issued patents. Similarly, licensees of our patents may fail to satisfy their obligations to pay us royalties or may contest the scope and extent of their obligations. The royalties we can obtain to monetize our intellectual property may decline because of the evolution of technology, price changes in products using licensed patents, greater value from cross-licensing, or the difficulty of discovering infringements. Finally, our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations and may negatively impact revenue.

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

PART I

Item 1A

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems or operations because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential impact of prolonged service outages in our consolidated financial statements.

Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes may negatively impact our revenues.

The occurrence of regional epidemics or a global pandemic may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures to contain the virus, including social distancing, travel restrictions, and vaccination programs. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

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

PART I

Item 1A

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

Our global business exposes us to operational and economic risks. Our customers are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Our results of operations may be affected by global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political and military disputes. In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends and concerns about human rights and political expression in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, and non-local sourcing restrictions, export controls, investment restrictions, or other developments that make it more difficult to sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

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

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2021 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redmond, Washington. We have approximately 15 million square feet of space located in King County, Washington that is used for engineering, sales, marketing, and operations, among other general and administrative purposes. These facilities include approximately 10 million square feet of owned space situated on approximately 520 acres of land we own at our corporate headquarters, and approximately 5 million square feet of space we lease. In addition, we own and lease space domestically that includes office and datacenter space.

We also own and lease facilities internationally for datacenters, research and development, and other operations. The largest owned properties include space in the following locations: China, India, Ireland, the Netherlands, Singapore, and South Korea. The largest leased properties include space in the following locations: Australia, Canada, China, France, Germany, India, Israel, Japan, Netherlands, and the United Kingdom.

In addition to the above locations, we have various product development facilities, both domestically and internationally, as described under Research and Development (Part I, Item 1 of this Form 10-K).

The table below shows a summary of the square footage of our office, datacenter, and other facilities owned and leased domestically and internationally as of June 30, 2021:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	22	17	39
International	9	19	28

Total	31	36	67

ITEM 3. LEGAL PROCEEDINGS

While not material to the Company, the Company was required to make annual reports of the general activities of the Company’s Antitrust Compliance Office as required by the Final Order and Judgment in Barovic v. Ballmer et al, United States District Court for the Western District of Washington (“Final Order”). For more information see http://aka.ms/MSLegalNotice2015. The Final Order expired in April of 2021. During fiscal year 2021, the Antitrust Compliance Office (a) monitored the Company’s compliance with the European Commission Decision of March 24, 2004, (“2004 Decision”) and with the Company’s Public Undertaking to the European Commission dated December 16, 2009 (“2009 Undertaking”); (b) monitored, in the manner required by the Final Order, employee, customer, competitor, regulator, or other third-party complaints regarding compliance with the 2004 Decision, the 2009 Undertaking, or other EU or U.S. laws or regulations governing tying, bundling, and exclusive dealing contracts; and, (c) monitored, in the manner required by the Final Order, the training of the Company’s employees regarding the Company’s antitrust compliance polices. In addition, prior to expiration of the Final Order, the Antitrust Compliance Officer reported to the Regulatory and Public Policy Committee of the Board at each of its regularly scheduled meetings.

Refer to Note 15 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 26, 2021, there were 89,291 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

	(In millions)

April 1, 2021 – April 30, 2021	7,493,732	$255.23	7,493,732	$13,030
May 1, 2021 – May 31, 2021	8,823,524	247.36	8,823,524	10,847
June 1, 2021 – June 30, 2021	8,155,857	258.07	8,155,857	8,742

	24,473,113		24,473,113

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 16, 2021	August 19, 2021	September 9, 2021	$0.56	$4,211

We returned $10.4 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2021. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2021 compared to the year ended June 30, 2020. For a discussion of the year ended June 30, 2020 compared to the year ended June 30, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

As the world continues to respond to COVID-19, we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology and resources to our customers to help them do their best work while remote.

Highlights from fiscal year 2021 compared with fiscal year 2020 included:

•	Commercial cloud revenue increased 34% to $69.1 billion.
•	Office Commercial products and cloud services revenue increased 13% driven by Office 365 Commercial growth of 22%.
•	Office Consumer products and cloud services revenue increased 10% and Microsoft 365 Consumer subscribers increased to 51.9 million.
•	LinkedIn revenue increased 27%.
•	Dynamics products and cloud services revenue increased 25% driven by Dynamics 365 growth of 43%.
•	Server products and cloud services revenue increased 27% driven by Azure growth of 50%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased slightly.
•	Windows Commercial products and cloud services revenue increased 14%.
•	Xbox content and services revenue increased 23%.
•	Search advertising revenue, excluding traffic acquisition costs, increased 13%.
•	Surface revenue increased 5%.

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

Our devices are primarily manufactured by third-party contract manufacturers, some of which contain certain components for which there are very few qualified suppliers. For these components, we have limited near-term flexibility to use other manufacturers if a current vendor becomes unavailable or is unable to meet our requirements. Extended disruptions at these suppliers could lead to a similar disruption in our ability to manufacture devices on time to meet consumer demand.

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Weakening of the U.S. dollar relative to certain foreign currencies increased reported revenue and did not have a material impact on reported expenses from our international operations in fiscal year 2021.

Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

COVID-19

In fiscal year 2021, the COVID-19 pandemic continued to impact our business operations and financial results. Cloud usage and demand benefited as customers accelerate their digital transformation priorities. Our consumer businesses also benefited from the remote environment, with continued demand for PCs and productivity tools, as well as strong engagement across our Gaming platform. We saw improvement in customer advertising spend and savings in operating expenses related to COVID-19, but experienced weakness in transactional licensing. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second and fourth quarters of our fiscal year. Second quarter revenue is driven by corporate year-end spending trends in our major markets and holiday season spending by consumers, and fourth quarter revenue is driven by the volume of multi-year on-premises contracts executed during the period.

PART II

Item 7

Change in Accounting Estimate

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for fiscal year 2021 was an increase in operating income of $2.7 billion and net income of $2.3 billion, or $0.30 per both basic and diluted share.

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

Commercial remaining performance obligation	Commercial portion of revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Commercial cloud revenue	Revenue from our commercial cloud business, which includes Azure, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties

Commercial cloud gross margin percentage	Gross margin percentage for our commercial cloud business

PART II

Item 7

Productivity and Business Processes and Intelligent Cloud

Metrics related to our Productivity and Business Processes and Intelligent Cloud segments assess the health of our core businesses within these segments. The metrics reflect our cloud and on-premises product strategies and trends.

Office Commercial products and cloud services revenue growth

Revenue from Office Commercial products and cloud services (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business

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

Dynamics products and cloud services revenue growth

Revenue from Dynamics products and cloud services, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, Customer Insights, Power Apps, and Power Automate; and on-premises ERP and CRM applications

LinkedIn revenue growth	Revenue from LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, Sales Solutions, and Learning Solutions

Server products and cloud services revenue growth	Revenue from Server products and cloud services, including Azure; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and GitHub

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

Windows OEM Pro revenue growth	Revenue from sales of Windows Pro licenses sold through the OEM channel, which primarily addresses demand in the commercial market

Windows OEM non-Pro revenue growth	Revenue from sales of Windows non-Pro licenses sold through the OEM channel, which primarily addresses demand in the consumer market

PART II

Item 7

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising digital transactions, Xbox Game Pass and other subscriptions, video games, third-party video game royalties, cloud services, and advertising

Search advertising revenue, excluding TAC, growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2021	2020	Percentage Change

Revenue	$168,088	$143,015	18%
Gross margin	115,856	96,937	20%
Operating income	69,916	52,959	32%
Net income	61,271	44,281	38%
Diluted earnings per share	8.05	5.76	40%

Adjusted net income (non-GAAP)	60,651	44,281	37%
Adjusted diluted earnings per share (non-GAAP)	7.97	5.76	38%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures which exclude tax benefits related to an India Supreme Court decision on withholding taxes in fiscal year 2021. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results. See Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Revenue increased $25.1 billion or 18% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue increased driven by Gaming.

Cost of revenue increased $6.2 billion or 13% driven by growth in commercial cloud and Gaming, offset in part by a reduction in depreciation expense due to the change in estimated useful lives of our server and network equipment.

Gross margin increased $18.9 billion or 20% driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased slightly driven by gross margin percentage reduction in More Personal Computing. Commercial cloud gross margin percentage increased 4 points to 71% driven by gross margin percentage improvement in Azure and the change in estimated useful lives of our server and network equipment, offset in part by sales mix shift to Azure.

Operating expenses increased $2.0 billion or 4% driven by investments in cloud engineering and commercial sales, offset in part by savings related to COVID-19 across each of our segments, prior year charges associated with the closing of our Microsoft Store physical locations, and a reduction in bad debt expense.

Key changes in operating expenses were:

•	Research and development expenses increased $1.4 billion or 8% driven by investments in cloud engineering.
•

Sales and marketing expenses increased $519 million or 3% driven by investments in commercial sales, offset in part by a reduction in bad debt expense. Sales and marketing included an unfavorable foreign currency impact of 2%.

•

General and administrative expenses were relatively unchanged, driven by prior year charges associated with the closing of our Microsoft Store physical locations, offset in part by an increase in certain employee-related expenses and business taxes.

PART II

Item 7

Operating income increased $17.0 billion or 32% driven by growth across each of our segments and the change in estimated useful lives of our server and network equipment.

Current year net income and diluted EPS were positively impacted by the tax benefit related to the India Supreme Court decision on withholding taxes, which resulted in an increase to net income and diluted EPS of $620 million and $0.08, respectively.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 3%, 3%, and 4%, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2021	2020	Percentage Change

Revenue

Productivity and Business Processes	$53,915	$46,398	16%
Intelligent Cloud	60,080	48,366	24%
More Personal Computing	54,093	48,251	12%

Total	$168,088	$143,015	18%

Operating Income

Productivity and Business Processes	$24,351	$18,724	30%
Intelligent Cloud	26,126	18,324	43%
More Personal Computing	19,439	15,911	22%

Total	$69,916	$52,959	32%

Reportable Segments

Productivity and Business Processes

Revenue increased $7.5 billion or 16%.

•

Office Commercial products and cloud services revenue increased $4.0 billion or 13%. Office 365 Commercial revenue grew 22% driven by seat growth of 17% and higher revenue per user. Office Commercial products revenue declined 23% driven by continued customer shift to cloud offerings and transactional weakness.

•

Office Consumer products and cloud services revenue increased $474 million or 10% driven by Microsoft 365 Consumer subscription revenue, on a strong prior year comparable that benefited from transactional strength in Japan. Microsoft 365 Consumer subscribers increased 22% to 51.9 million.

•	LinkedIn revenue increased $2.2 billion or 27% driven by advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 25% driven by Dynamics 365 growth of 43%.

Operating income increased $5.6 billion or 30%.

•

Gross margin increased $6.5 billion or 18% driven by growth in Office 365 Commercial and LinkedIn, and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage decreased slightly driven by a sales mix shift to cloud offerings, on a low prior year comparable impacted by increased usage.

•	Operating expenses increased $839 million or 5% driven by investments in commercial sales, cloud engineering, and LinkedIn.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 3%, and 4%, respectively.

PART II

Item 7

Intelligent Cloud

Revenue increased $11.7 billion or 24%.

•

Server products and cloud services revenue increased $11.2 billion or 27% driven by Azure. Azure revenue grew 50% due to growth in our consumption-based services. Server products revenue increased 6% driven by hybrid and premium solutions, on a strong prior year comparable that benefited from demand related to SQL Server 2008 and Windows Server 2008 end of support.

•	Enterprise Services revenue increased $534 million or 8% driven by growth in Premier Support Services.

Operating income increased $7.8 billion or 43%.

•

Gross margin increased $9.7 billion or 29% driven by growth in Azure and the change in estimated useful lives of our server and network equipment. Gross margin percentage increased with the change in estimated useful lives of our server and network equipment. Excluding this impact, gross margin percentage was relatively unchanged driven by gross margin percentage improvement in Azure, offset in part by sales mix shift to Azure.

•	Operating expenses increased $1.9 billion or 12% driven by investments in Azure.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 3%, and 4%, respectively.

More Personal Computing

Revenue increased $5.8 billion or 12%.

•

Windows revenue increased $933 million or 4% driven by growth in Windows Commercial. Windows Commercial products and cloud services revenue increased 14% driven by demand for Microsoft 365. Windows OEM revenue increased slightly driven by consumer PC demand, on a strong prior year OEM Pro comparable that benefited from Windows 7 end of support. Windows OEM Pro revenue decreased 9% and Windows OEM non-Pro revenue grew 21%.

•

Gaming revenue increased $3.8 billion or 33% driven by growth in Xbox content and services and Xbox hardware. Xbox content and services revenue increased $2.3 billion or 23% driven by growth in third-party titles, Xbox Game Pass subscriptions, and first-party titles. Xbox hardware revenue increased 92% driven by higher price of consoles sold due to the Xbox Series X|S launches.

•	Search advertising revenue increased $788 million or 10%. Search advertising revenue excluding traffic acquisition costs increased 13% driven by higher revenue per search and search volume.
•	Surface revenue increased $302 million or 5%.

Operating income increased $3.5 billion or 22%.

•	Gross margin increased $2.8 billion or 10% driven by growth in Windows, Gaming, and Search advertising. Gross margin percentage decreased driven by sales mix shift to Gaming hardware.
•

Operating expenses decreased $752 million or 6% driven by prior year charges associated with the closing of our Microsoft Store physical locations and reductions in retail store expenses and marketing, offset in part by investments in Gaming.

Gross margin and operating income included a favorable foreign currency impact of 2% and 3%, respectively.

PART II

Item 7

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2021	2020	Percentage Change

Research and development	$20,716	$19,269	8%
As a percent of revenue	12%	13%	(1)ppt

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

Research and development expenses increased $1.4 billion or 8% driven by investments in cloud engineering.

Sales and Marketing

(In millions, except percentages)	2021	2020	Percentage Change

Sales and marketing	$20,117	$19,598	3%
As a percent of revenue	12%	14%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased $519 million or 3% driven by investments in commercial sales, offset in part by a reduction in bad debt expense. Sales and marketing included an unfavorable foreign currency impact of 2%.

General and Administrative

(In millions, except percentages)	2021	2020	Percentage Change

General and administrative	$5,107	$5,111	0%
As a percent of revenue	3%	4%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses were relatively unchanged, driven by prior year charges associated with the closing of our Microsoft Store physical locations, offset in part by an increase in certain employee-related expenses and business taxes.

PART II

Item 7

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2021	2020

Interest and dividends income	$2,131	$2,680
Interest expense	(2,346)	(2,591)
Net recognized gains on investments	1,232	32
Net gains on derivatives	17	187
Net gains (losses) on foreign currency remeasurements	54	(191)
Other, net	98	(40)

Total	$1,186	$77

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Interest and dividends income decreased due to lower yields on fixed-income securities. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments increased due to higher gains on equity securities. Net gains on derivatives decreased due to lower gains on foreign currency contracts.

INCOME TAXES

Effective Tax Rate

Our effective tax rate for fiscal years 2021 and 2020 was 14% and 17%, respectively. The decrease in our effective tax rate was primarily due to tax benefits from a decision by the India Supreme Court on withholding taxes in the case of Engineering Analysis Centre of Excellence Private Limited vs The Commissioner of Income Tax, an agreement between the U.S. and India tax authorities related to transfer pricing, final Tax Cuts and Jobs Act (“TCJA”) regulations, and an increase in tax benefits relating to stock-based compensation.

We have historically paid India withholding taxes on software sales through distributor withholding and tax audit assessments in India. In March 2021, the India Supreme Court ruled favorably for companies in 86 separate appeals, some dating back to 2012, holding that software sales are not subject to India withholding taxes. Although we were not a party to the appeals, our software sales in India were determined to be not subject to withholding taxes. Therefore, we recorded a net income tax benefit of $620 million in the third quarter of fiscal year 2021 to reflect the results of the India Supreme Court decision impacting fiscal year 1996 through fiscal year 2016.

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

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2021, our U.S. income before income taxes was $35.0 billion and our foreign income before income taxes was $36.1 billion. In fiscal year 2020, our U.S. income before income taxes was $24.1 billion and our foreign income before income taxes was $28.9 billion.

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

PART II

Item 7

As of June 30, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted net income and adjusted diluted EPS are non-GAAP financial measures which exclude the tax benefits related to the India Supreme Court decision on withholding taxes in fiscal year 2021. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2021	2020	Percentage Change

Net income	$61,271	$44,281	38%
Net income tax benefit related to India Supreme Court decision on withholding taxes	(620)	0	*

Adjusted net income (non-GAAP)	$60,651	$44,281	37%

Diluted earnings per share	$8.05	$5.76	40%
Net income tax benefit related to India Supreme Court decision on withholding taxes	(0.08)	0	*

Adjusted diluted earnings per share (non-GAAP)	$7.97	$5.76	38%

*	Not meaningful.

PART II

Item 7

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $130.3 billion and $136.5 billion as of June 30, 2021 and 2020. Equity investments were $6.0 billion and $3.0 billion as of June 30, 2021 and 2020, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $16.1 billion to $76.7 billion for fiscal year 2021, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees. Cash used in financing increased $2.5 billion to $48.5 billion for fiscal year 2021, mainly due to a $4.4 billion increase in common stock repurchases and a $1.4 billion increase in dividends paid, offset in part by a $1.8 billion decrease in repayments of debt and a $1.7 billion decrease in cash premium paid on debt exchange. Cash used in investing increased $15.4 billion to $27.6 billion for fiscal year 2021, mainly due to a $6.4 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, a $5.2 billion increase in additions to property and equipment, and a $4.1 billion decrease in cash from net investment purchases, sales, and maturities.

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

The following table outlines the expected future recognition of unearned revenue as of June 30, 2021:

(In millions)

Three Months Ending

September 30, 2021	$15,922
December 31, 2021	12,646
March 31, 2022	8,786
June 30, 2022	4,171
Thereafter	2,616

Total	$44,141

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

During fiscal years 2021 and 2020, we repurchased 101 million shares and 126 million shares of our common stock for $23.0 billion and $19.7 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

PART II

Item 7

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2021:

(In millions)	2022	2023-2024	2025-2026	Thereafter	Total

Long-term debt: (a)
Principal payments	$8,075	$8,000	$5,250	$42,585	$63,910
Interest payments	1,628	2,847	2,438	17,320	24,233
Construction commitments (b)	8,927	529	0	0	9,456
Operating leases, including imputed interest (c)	2,801	4,956	3,469	6,747	17,973
Finance leases, including imputed interest (c)	1,341	3,256	3,774	14,096	22,467
Transition tax (d)	1,427	4,105	8,030	0	13,562
Purchase commitments (e)	29,129	1,708	446	270	31,553
Other long-term liabilities (f)	0	365	68	263	696

Total	$53,328	$25,766	$23,475	$81,281	$183,850

(a)	Refer to Note 11 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	Refer to Note 7 – Property and Equipment of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(c)	Refer to Note 14 – Leases of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(d)	Refer to Note 12 – Income Taxes of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(e)	Amounts represent purchase commitments, including open purchase orders and take-or-pay contracts that are not presented as construction commitments above.
(f)

We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $14.6 billion from the amounts presented as the timing of these obligations is uncertain. We have also excluded unearned revenue and non-cash items.

Other Planned Uses of Capital

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of calendar year 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $4.7 billion, which included $1.5 billion for fiscal year 2021. The remaining transition tax of $13.6 billion is payable over the next five years with a final payment in fiscal year 2026.

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

PART II

Item 7

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

Alice L. Jolla
Corporate Vice President and Chief Accounting Officer

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2021	Impact

Foreign currency–Revenue	10% decrease in foreign exchange rates	$(6,756)	Earnings
Foreign currency–Investments	10% decrease in foreign exchange rates	(136)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,511)	Fair Value
Credit	100 basis point increase in credit spreads	(309)	Fair Value
Equity	10% decrease in equity market prices	(602)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2021	2020	2019

Revenue:
Product	$71,074	$68,041	$66,069
Service and other	97,014	74,974	59,774

Total revenue	168,088	143,015	125,843

Cost of revenue:
Product	18,219	16,017	16,273
Service and other	34,013	30,061	26,637

Total cost of revenue	52,232	46,078	42,910

Gross margin	115,856	96,937	82,933
Research and development	20,716	19,269	16,876
Sales and marketing	20,117	19,598	18,213
General and administrative	5,107	5,111	4,885

Operating income	69,916	52,959	42,959
Other income, net	1,186	77	729

Income before income taxes	71,102	53,036	43,688
Provision for income taxes	9,831	8,755	4,448

Net income	$61,271	$44,281	$39,240

Earnings per share:
Basic	$8.12	$5.82	$5.11
Diluted	$8.05	$5.76	$5.06

Weighted average shares outstanding:
Basic	7,547	7,610	7,673
Diluted	7,608	7,683	7,753

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2021	2020	2019

Net income	$61,271	$44,281	$39,240

Other comprehensive income (loss), net of tax:
Net change related to derivatives	19	(38)	(173)
Net change related to investments	(2,266)	3,990	2,405
Translation adjustments and other	873	(426)	(318)

Other comprehensive income (loss)	(1,374)	3,526	1,914

Comprehensive income	$59,897	$47,807	$41,154

Refer to accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2021	2020

Assets
Current assets:
Cash and cash equivalents	$14,224	$13,576
Short-term investments	116,110	122,951

Total cash, cash equivalents, and short-term investments	130,334	136,527
Accounts receivable, net of allowance for doubtful accounts of $751 and $788	38,043	32,011
Inventories	2,636	1,895
Other current assets	13,393	11,482

Total current assets	184,406	181,915
Property and equipment, net of accumulated depreciation of $51,351 and $43,197	59,715	44,151
Operating lease right-of-use assets	11,088	8,753
Equity investments	5,984	2,965
Goodwill	49,711	43,351
Intangible assets, net	7,800	7,038
Other long-term assets	15,075	13,138

Total assets	$333,779	$301,311

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,163	$12,530
Current portion of long-term debt	8,072	3,749
Accrued compensation	10,057	7,874
Short-term income taxes	2,174	2,130
Short-term unearned revenue	41,525	36,000
Other current liabilities	11,666	10,027

Total current liabilities	88,657	72,310
Long-term debt	50,074	59,578
Long-term income taxes	27,190	29,432
Long-term unearned revenue	2,616	3,180
Deferred income taxes	198	204
Operating lease liabilities	9,629	7,671
Other long-term liabilities	13,427	10,632

Total liabilities	191,791	183,007

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,519 and 7,571	83,111	80,552
Retained earnings	57,055	34,566
Accumulated other comprehensive income	1,822	3,186

Total stockholders’ equity	141,988	118,304

Total liabilities and stockholders’ equity	$333,779	$301,311

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2021	2020	2019

Operations
Net income	$61,271	$44,281	$39,240
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	11,686	12,796	11,682
Stock-based compensation expense	6,118	5,289	4,652
Net recognized gains on investments and derivatives	(1,249)	(219)	(792)
Deferred income taxes	(150)	11	(6,463)
Changes in operating assets and liabilities:
Accounts receivable	(6,481)	(2,577)	(2,812)
Inventories	(737)	168	597
Other current assets	(932)	(2,330)	(1,718)
Other long-term assets	(3,459)	(1,037)	(1,834)
Accounts payable	2,798	3,018	232
Unearned revenue	4,633	2,212	4,462
Income taxes	(2,309)	(3,631)	2,929
Other current liabilities	4,149	1,346	1,419
Other long-term liabilities	1,402	1,348	591

Net cash from operations	76,740	60,675	52,185

Financing
Cash premium on debt exchange	(1,754)	(3,417)	0
Repayments of debt	(3,750)	(5,518)	(4,000)
Common stock issued	1,693	1,343	1,142
Common stock repurchased	(27,385)	(22,968)	(19,543)
Common stock cash dividends paid	(16,521)	(15,137)	(13,811)
Other, net	(769)	(334)	(675)

Net cash used in financing	(48,486)	(46,031)	(36,887)

Investing
Additions to property and equipment	(20,622)	(15,441)	(13,925)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(8,909)	(2,521)	(2,388)
Purchases of investments	(62,924)	(77,190)	(57,697)
Maturities of investments	51,792	66,449	20,043
Sales of investments	14,008	17,721	38,194
Other, net	(922)	(1,241)	0

Net cash used in investing	(27,577)	(12,223)	(15,773)

Effect of foreign exchange rates on cash and cash equivalents	(29)	(201)	(115)

Net change in cash and cash equivalents	648	2,220	(590)
Cash and cash equivalents, beginning of period	13,576	11,356	11,946

Cash and cash equivalents, end of period	$14,224	$13,576	$11,356

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2021	2020	2019

Common stock and paid-in capital

Balance, beginning of period	$80,552	$78,520	$71,223
Common stock issued	1,963	1,343	6,829
Common stock repurchased	(5,539)	(4,599)	(4,195)
Stock-based compensation expense	6,118	5,289	4,652
Other, net	17	(1)	11

Balance, end of period	83,111	80,552	78,520

Retained earnings

Balance, beginning of period	34,566	24,150	13,682
Net income	61,271	44,281	39,240
Common stock cash dividends	(16,871)	(15,483)	(14,103)
Common stock repurchased	(21,879)	(18,382)	(15,346)
Cumulative effect of accounting changes	(32)	0	677

Balance, end of period	57,055	34,566	24,150

Accumulated other comprehensive income (loss)

Balance, beginning of period	3,186	(340)	(2,187)
Other comprehensive income (loss)	(1,374)	3,526	1,914
Cumulative effect of accounting changes	10	0	(67)

Balance, end of period	1,822	3,186	(340)

Total stockholders’ equity	$141,988	$118,304	$102,330

Cash dividends declared per common share	$2.24	$2.04	$1.84

Refer to accompanying notes.

PART II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We have recast certain prior period amounts to conform to the current period presentation. The recast of these prior period amounts had no impact on our consolidated balance sheets, consolidated income statements, or consolidated cash flows statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

In July 2020, we completed an assessment of the useful lives of our server and network equipment and determined we should increase the estimated useful life of server equipment from three years to four years and increase the estimated useful life of network equipment from two years to four years. This change in accounting estimate was effective beginning fiscal year 2021. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2020, the effect of this change in estimate for fiscal year 2021 was an increase in operating income of $2.7 billion and net income of $2.3 billion, or $0.30 per both basic and diluted share.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

Revenue

Product Revenue and Service and Other Revenue

Product revenue includes sales from operating systems, cross-device productivity applications, server applications, business solution applications, desktop and server management tools, software development tools, video games, and hardware such as PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Office 365, Azure, Dynamics 365, and Xbox; solution support; and consulting services. Service and other revenue also includes sales from online advertising and LinkedIn.

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

Contract Balances and Other Receivables

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

Unearned revenue comprises mainly unearned revenue related to volume licensing programs, which may include SA and cloud services. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for consulting services to be performed in the future, LinkedIn subscriptions, Office 365 subscriptions, Xbox subscriptions, Windows 10 post-delivery support, Dynamics business solutions, and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

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

As of June 30, 2021 and 2020, other receivables due from suppliers were $965 million and $442 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of June 30, 2021 and 2020, long-term accounts receivable, net of allowance for doubtful accounts, was $3.4 billion and $2.7 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

PART II

Item 8

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Balance, beginning of period	$816	$434	$397
Charged to costs and other	234	560	153
Write-offs	(252)	(178)	(116)

Balance, end of period	$798	$816	$434

Allowance for doubtful accounts included in our consolidated balance sheets:

(In millions)

June 30,	2021	2020	2019

Accounts receivable, net of allowance for doubtful accounts	$751	$788	$411
Other long-term assets	47	28	23

Total	$798	$816	$434

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of June 30, 2021 and 2020, our financing receivables, net were $4.4 billion and $5.2 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.5 billion, $1.6 billion, and $1.6 billion in fiscal years 2021, 2020, and 2019, respectively.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to seven years; computer equipment, two to four years; buildings and improvements, five to 15 years; leasehold improvements, three to 20 years; and furniture and equipment, one to 10 years. Land is not depreciated.

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

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021. We have completed our assessment and concluded that adoption of the new standard will not have a material impact on our consolidated financial statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2021	2020	2019

Net income available for common shareholders (A)	$61,271	$44,281	$39,240
Weighted average outstanding shares of common stock (B)	7,547	7,610	7,673
Dilutive effect of stock-based awards	61	73	80

Common stock and common stock equivalents (C)	7,608	7,683	7,753

Earnings Per Share

Basic (A/B)	$8.12	$5.82	$5.11
Diluted (A/C)	$8.05	$5.76	$5.06

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART II

Item 8

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Interest and dividends income	$2,131	$2,680	$2,762
Interest expense	(2,346)	(2,591)	(2,686)
Net recognized gains on investments	1,232	32	648
Net gains on derivatives	17	187	144
Net gains (losses) on foreign currency remeasurements	54	(191)	(82)
Other, net	98	(40)	(57)

Total	$1,186	$77	$729

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Realized gains from sales of available-for-sale securities	$105	$50	$12
Realized losses from sales of available-for-sale securities	(40)	(37)	(93)
Impairments and allowance for credit losses	(2)	(17)	(16)

Total	$63	$(4)	$(97)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Net realized gains on investments sold	$123	$83	$276
Net unrealized gains on investments still held	1,057	69	479
Impairments of investments	(11)	(116)	(10)

Total	$1,169	$36	$745

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,316	$0	$0	$4,316	$1,331	$2,985	$0
Certificates of deposit	Level 2	3,615	0	0	3,615	2,920	695	0
U.S. government securities	Level 1	90,664	3,832	(111)	94,385	1,500	92,885	0
U.S. agency securities	Level 2	807	2	0	809	0	809	0
Foreign government bonds	Level 2	6,213	9	(2)	6,220	225	5,995	0
Mortgage- and asset-backed securities	Level 2	3,442	22	(6)	3,458	0	3,458	0
Corporate notes and bonds	Level 2	8,443	249	(9)	8,683	0	8,683	0
Corporate notes and bonds	Level 3	63	0	0	63	0	63	0
Municipal securities	Level 2	308	63	0	371	0	371	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$117,966	$4,177	$(135)	$122,008	$5,976	$116,032	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,582	$976	$0	$606
Equity investments	Other				5,378	0	0	5,378

Total equity investments					$6,960	$976	$0	$5,984

Cash					$7,272	$7,272	$0	$0
Derivatives, net (a)					78	0	78	0

Total					$136,318	$14,224	$116,110	$5,984

PART II

Item 8

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2020

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,687	$1	$0	$4,688	$1,618	$3,070	$0
Certificates of deposit	Level 2	2,898	0	0	2,898	1,646	1,252	0
U.S. government securities	Level 1	92,067	6,495	(1)	98,561	3,168	95,393	0
U.S. agency securities	Level 2	2,439	2	0	2,441	449	1,992	0
Foreign government bonds	Level 2	6,982	6	(3)	6,985	1	6,984	0
Mortgage- and asset-backed securities	Level 2	4,865	41	(6)	4,900	0	4,900	0
Corporate notes and bonds	Level 2	8,500	327	(17)	8,810	0	8,810	0
Corporate notes and bonds	Level 3	58	0	0	58	0	58	0
Municipal securities	Level 2	313	57	(4)	366	0	366	0
Municipal securities	Level 3	91	0	0	91	0	91	0

Total debt investments		$122,900	$6,929	$(31)	$129,798	$6,882	$122,916	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,198	$784	$0	$414
Equity investments	Other				2,551	0	0	2,551

Total equity investments					$3,749	$784	$0	$2,965

Cash					$5,910	$5,910	$0	$0
Derivatives, net (a)					35	0	35	0

Total					$139,492	$13,576	$122,951	$2,965

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2021 and 2020, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.3 billion and $1.4 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2021

U.S. government and agency securities	$5,294	$(111)	$0	$0	$5,294	$(111)
Foreign government bonds	3,148	(1)	5	(1)	3,153	(2)
Mortgage- and asset-backed securities	1,211	(5)	87	(1)	1,298	(6)
Corporate notes and bonds	1,678	(8)	34	(1)	1,712	(9)
Municipal securities	58	(7)	1	0	59	(7)

Total	$11,389	$(132)	$127	$(3)	$11,516	$(135)

PART II

Item 8

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2020

U.S. government and agency securities	$2,323	$(1)	$0	$0	$2,323	$(1)
Foreign government bonds	500	(3)	0	0	500	(3)
Mortgage- and asset-backed securities	1,014	(6)	0	0	1,014	(6)
Corporate notes and bonds	649	(17)	0	0	649	(17)
Municipal securities	66	(4)	0	0	66	(4)

Total	$4,552	$(31)	$0	$0	$4,552	$(31)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

June 30, 2021

Due in one year or less	$22,612	$22,676
Due after one year through five years	67,541	70,315
Due after five years through 10 years	25,212	26,327
Due after 10 years	2,601	2,690

Total	$117,966	$122,008

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

PART II

Item 8

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2021, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2021	June 30, 2020

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	6,081	6,754
Interest rate contracts purchased	1,247	1,295

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	14,223	11,896
Foreign exchange contracts sold	23,391	15,595
Other contracts purchased	2,456	1,844
Other contracts sold	763	757

PART II

Item 8

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	June 30, 2021		June 30, 2020

Designated as Hedging Instruments

Foreign exchange contracts	$76	$(8)	$44	$(54)
Interest rate contracts	40	0	93	0

Not Designated as Hedging Instruments

Foreign exchange contracts	227	(291)	245	(334)
Other contracts	56	(36)	18	(11)

Gross amounts of derivatives	399	(335)	400	(399)
Gross amounts of derivatives offset in the balance sheet	(141)	142	(154)	158
Cash collateral received	0	(42)	0	(154)

Net amounts of derivatives	$258	$(235)	$246	$(395)

Reported as

Short-term investments	$78	$0	$35	$0
Other current assets	137	0	199	0
Other long-term assets	43	0	12	0
Other current liabilities	0	(182)	0	(334)
Other long-term liabilities	0	(53)	0	(61)

Total	$258	$(235)	$246	$(395)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $395 million and $335 million, respectively, as of June 30, 2021, and $399 million and $399 million, respectively, as of June 30, 2020.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2021

Derivative assets	$0	$396	$3	$399
Derivative liabilities	0	(335)	0	(335)

June 30, 2020

Derivative assets	1	398	1	400
Derivative liabilities	0	(399)	0	(399)

PART II

Item 8

Gains (losses) on derivative instruments recognized in our consolidated income statements were as follows:

(In millions)

Year Ended June 30,	2021		2020		2019

	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net	Revenue	Other Income (Expense), Net

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$193	$0	$1	$0	$(130)
Hedged items	0	(188)	0	3	0	130
Excluded from effectiveness assessment	0	30	0	139	0	168
Interest rate contracts
Derivatives	0	(37)	0	93	0	0
Hedged items	0	53	0	(93)	0	0

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	0	17	0	0	341	0
Excluded from effectiveness assessment	0	0	0	0	(64)	0

Not Designated as Hedging Instruments

Foreign exchange contracts	0	27	0	(123)	0	(97)
Other contracts	0	9	0	50	0	38

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$34	$(38)	$159

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2021	2020

Raw materials	$1,190	$700
Work in process	79	83
Finished goods	1,367	1,112

Total	$2,636	$1,895

PART II

Item 8

NOTE 7 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2021	2020

Land	$3,660	$1,823
Buildings and improvements	43,928	33,995
Leasehold improvements	6,884	5,487
Computer equipment and software	51,250	41,261
Furniture and equipment	5,344	4,782

Total, at cost	111,066	87,348
Accumulated depreciation	(51,351)	(43,197)

Total, net	$59,715	$44,151

During fiscal years 2021, 2020, and 2019, depreciation expense was $9.3 billion, $10.7 billion, and $9.7 billion, respectively. Depreciation expense declined in fiscal year 2021 due to the change in estimated useful lives of our server and network equipment. We have committed $9.5 billion for the construction of new buildings, building improvements, and leasehold improvements as of June 30, 2021.

During fiscal year 2020, we recorded an impairment charge of $186 million to Property and Equipment, primarily to leasehold improvements, due to the closing of our Microsoft Store physical locations.

NOTE 8 — BUSINESS COMBINATIONS

ZeniMax Media Inc.

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

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$768
Goodwill	5,469
Intangible assets	1,968
Other assets	139
Other liabilities	(223)

Total	$8,121

Goodwill was assigned to our More Personal Computing segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of ZeniMax. None of the goodwill is expected to be deductible for income tax purposes.

PART II

Item 8

Following are details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Technology-based	$1,341	4 years
Marketing-related	627	11 years

Total	$1,968	6 years

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

Nuance Communications, Inc.

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. Nuance is a cloud and artificial intelligence (“AI”) software provider with healthcare and enterprise AI experience, and the acquisition will build on our industry-specific cloud offerings. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of calendar year 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

PART II

Item 8

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2019	Acquisitions	Other	June 30, 2020	Acquisitions		Other		June 30, 2021

Productivity and Business Processes	$24,277	$7	$(94)	$24,190	$0		$127		$24,317
Intelligent Cloud	11,351	1,351	(5)	12,697	505		54		13,256
More Personal Computing	6,398	96	(30)	6,464	5,556	(a)	118	(a)	12,138

Total	$42,026	$1,454	$(129)	$43,351	$6,061		$299		$49,711

(a)	Includes goodwill of $5.5 billion related to ZeniMax. See Note 8 – Business Combinations for further information.

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

No instances of impairment were identified in our May 1, 2021, May 1, 2020, or May 1, 2019 tests. As of June 30, 2021 and 2020, accumulated goodwill impairment was $11.3 billion.

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,				2021			2020

Technology-based	$9,779		$(7,007)	$2,772	$8,160	$(6,381)	$1,779
Customer-related	4,958		(2,859)	2,099	4,967	(2,320)	2,647
Marketing-related	4,792		(1,878)	2,914	4,158	(1,588)	2,570
Contract-based	446		(431)	15	474	(432)	42

Total	$19,975	(a)	$(12,175)	$7,800	$17,759	$(10,721)	$7,038

(a)	Includes intangible assets of $2.0 billion related to ZeniMax. See Note 8 – Business Combinations for further information.

No material impairments of intangible assets were identified during fiscal years 2021, 2020, or 2019. We estimate that we have no significant residual value related to our intangible assets.

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2021		2020

Technology-based	$1,628	4 years	$531	6 years
Customer-related	96	4 years	303	5 years
Marketing-related	625	6 years	2	2 years
Contract-based	10	3 years	0	0 years

Total	$2,359	5 years	$836	5 years

Intangible assets amortization expense was $1.6 billion, $1.6 billion, and $1.9 billion for fiscal years 2021, 2020, and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2021:

(In millions)

Year Ending June 30,

2022	$1,683
2023	1,722
2024	1,415
2025	755
2026	498
Thereafter	1,727

Total	$7,800

PART II

Item 8

NOTE 11 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			June 30, 2021	June 30, 2020

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$520	$559
2010 issuance of $4.8 billion (a)			2040			4.50%			4.57%	486	1,571
2011 issuance of $2.3 billion (a)			2041			5.30%			5.36%	718	1,270
2012 issuance of $2.3 billion (a)	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,204	1,650
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,919
2013 issuance of €4.1 billion	2021	–	2033	2.13%	–	3.13%	2.23%	–	3.22%	4,803	4,549
2015 issuance of $23.8 billion (a)	2022	–	2055	2.38%	–	4.75%	2.47%	–	4.78%	12,305	15,549
2016 issuance of $19.8 billion (a)	2021	–	2056	1.55%	–	3.95%	1.64%	–	4.03%	12,180	16,955
2017 issuance of $17.0 billion (a)	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	10,695	12,385
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion (a)	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	0

Total face value										63,910	67,407
Unamortized discount and issuance costs										(511)	(554)
Hedge fair value adjustments (b)										40	93
Premium on debt exchange (a)										(5,293)	(3,619)

Total debt										58,146	63,327
Current portion of long-term debt										(8,072)	(3,749)

Long-term debt										$50,074	$59,578

(a)	In March 2021 and June 2020, we exchanged a portion of our existing debt at a premium for cash and new debt with longer maturities. The premiums are amortized over the terms of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of June 30, 2021 and 2020, the estimated fair value of long-term debt, including the current portion, was $70.0 billion and $77.1 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually. Cash paid for interest on our debt for fiscal years 2021, 2020, and 2019 was $2.0 billion, $2.4 billion, and $2.4 billion, respectively.

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2021:

(In millions)

Year Ending June 30,

2022	$8,075
2023	2,750
2024	5,250
2025	2,250
2026	3,000
Thereafter	42,585

Total	$63,910

PART II

Item 8

NOTE 12 — INCOME TAXES

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business. We recorded a provisional net charge of $13.7 billion related to the enactment of the TCJA in fiscal year 2018 and adjusted the provisional net charge by recording additional tax expense of $157 million in fiscal year 2019 pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 118.

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

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Current Taxes

U.S. federal	$3,285	$3,537	$4,718
U.S. state and local	1,229	763	662
Foreign	5,467	4,444	5,531

Current taxes	$9,981	$8,744	$10,911

Deferred Taxes

U.S. federal	$25	$58	$(5,647)
U.S. state and local	(204)	(6)	(1,010)
Foreign	29	(41)	194

Deferred taxes	$(150)	$11	$(6,463)

Provision for income taxes	$9,831	$8,755	$4,448

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

U.S.	$34,972	$24,116	$15,799
Foreign	36,130	28,920	27,889

Income before income taxes	$71,102	$53,036	$43,688

PART II

Item 8

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2021	2020	2019

Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign earnings taxed at lower rates	(2.7)%	(3.7)%	(4.1)%
Impact of the enactment of the TCJA	0%	0%	0.4%
Impact of intangible property transfers	0%	0%	(5.9)%
Foreign-derived intangible income deduction	(1.3)%	(1.1)%	(1.4)%
State income taxes, net of federal benefit	1.4%	1.3%	0.7%
Research and development credit	(0.9)%	(1.1)%	(1.1)%
Excess tax benefits relating to stock-based compensation	(2.4)%	(2.2)%	(2.2)%
Interest, net	0.5%	1.0%	1.0%
Other reconciling items, net	(1.8)%	1.3%	1.8%

Effective rate	13.8%	16.5%	10.2%

We have historically paid India withholding taxes on software sales through distributor withholding and tax audit assessments in India. In March 2021, the India Supreme Court ruled favorably in the case of Engineering Analysis Centre of Excellence Private Limited vs The Commissioner of Income Tax for companies in 86 separate appeals, some dating back to 2012, holding that software sales are not subject to India withholding taxes. Although we were not a party to the appeals, our software sales in India were determined to be not subject to withholding taxes. Therefore, we recorded a net income tax benefit of $620 million in the third quarter of fiscal year 2021 to reflect the results of the India Supreme Court decision impacting fiscal year 1996 through fiscal year 2016.

The decrease from the federal statutory rate in fiscal year 2021 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, tax benefits relating to stock-based compensation, and tax benefits from the India Supreme Court decision on withholding taxes. The decrease from the federal statutory rate in fiscal year 2020 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation. The decrease from the federal statutory rate in fiscal year 2019 is primarily due to a $2.6 billion net income tax benefit related to intangible property transfers, and earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. In fiscal year 2021 and 2020, our foreign regional operating centers in Ireland and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 82% and 86% of our foreign income before tax. In fiscal years 2019, our foreign regional operating centers in Ireland, Singapore, and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 82% of our foreign income before tax, respectively. Other reconciling items, net consists primarily of tax credits and GILTI tax, and in fiscal year 2021, includes tax benefits from the India Supreme Court decision on withholding taxes. In fiscal years 2021, 2020, and 2019, there were no individually significant other reconciling items.

PART II

Item 8

The decrease in our effective tax rate for fiscal year 2021 compared to fiscal year 2020 was primarily due to tax benefits from the India Supreme Court decision on withholding taxes, an agreement between the U.S. and India tax authorities related to transfer pricing, final TCJA regulations, and an increase in tax benefits relating to stock-based compensation. The increase in our effective tax rate for fiscal year 2020 compared to fiscal year 2019 was primarily due to a $2.6 billion net income tax benefit in the fourth quarter of fiscal year 2019 related to intangible property transfers.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2021	2020

Deferred Income Tax Assets

Stock-based compensation expense	$502	$461
Accruals, reserves, and other expenses	2,960	2,721
Loss and credit carryforwards	1,090	865
Amortization	6,346	6,737
Leasing liabilities	4,060	3,025
Unearned revenue	2,659	1,553
Other	543	354

Deferred income tax assets	18,160	15,716
Less valuation allowance	(769)	(755)

Deferred income tax assets, net of valuation allowance	$17,391	$14,961

Deferred Income Tax Liabilities

Book/tax basis differences in investments and debt	$(2,605)	$(2,642)
Leasing assets	(3,834)	(2,817)
Depreciation	(1,010)	(376)
Deferred GILTI tax liabilities	(2,815)	(2,581)
Other	(144)	(344)

Deferred income tax liabilities	$(10,408)	$(8,760)

Net deferred income tax assets	$6,983	$6,201

Reported As

Other long-term assets	$7,181	$6,405
Long-term deferred income tax liabilities	(198)	(204)

Net deferred income tax assets	$6,983	$6,201

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

As of June 30, 2021, we had federal, state, and foreign net operating loss carryforwards of $304 million, $1.3 billion, and $2.0 billion, respectively. The federal and state net operating loss carryforwards will expire in various years from fiscal 2022 through 2041, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation but are expected to be realized with the exception of those which have a valuation allowance.

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

Income taxes paid, net of refunds, were $13.4 billion, $12.5 billion, and $8.4 billion in fiscal years 2021, 2020, and 2019, respectively.

PART II

Item 8

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2021, 2020, and 2019, were $14.6 billion, $13.8 billion, and $13.1 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2021, 2020, and 2019 by $12.5 billion, $12.1 billion, and $12.0 billion, respectively.

As of June 30, 2021, 2020, and 2019, we had accrued interest expense related to uncertain tax positions of $4.3 billion, $4.0 billion, and $3.4 billion, respectively, net of income tax benefits. The provision for income taxes for fiscal years 2021, 2020, and 2019 included interest expense related to uncertain tax positions of $274 million, $579 million, and $515 million, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Beginning unrecognized tax benefits	$13,792	$13,146	$11,961
Decreases related to settlements	(195)	(31)	(316)
Increases for tax positions related to the current year	790	647	2,106
Increases for tax positions related to prior years	461	366	508
Decreases for tax positions related to prior years	(297)	(331)	(1,113)
Decreases due to lapsed statutes of limitations	(1)	(5)	0

Ending unrecognized tax benefits	$14,550	$13,792	$13,146

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

As of June 30, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2020, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 13 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2021	2020

Productivity and Business Processes	$22,120	$18,643
Intelligent Cloud	17,710	16,620
More Personal Computing	4,311	3,917

Total	$44,141	$39,180

PART II

Item 8

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2021

Balance, beginning of period	$39,180
Deferral of revenue	94,565
Recognition of unearned revenue	(89,604)

Balance, end of period	$44,141

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $146 billion as of June 30, 2021, of which $141 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 14 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Operating lease cost	$2,127	$2,043	$1,707

Finance lease cost:
Amortization of right-of-use assets	$921	$611	$370
Interest on lease liabilities	386	336	247

Total finance lease cost	$1,307	$947	$617

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,052	$1,829	$1,670
Operating cash flows from finance leases	386	336	247
Financing cash flows from finance leases	648	409	221

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,380	3,677	2,303
Finance leases	3,290	3,467	2,532

PART II

Item 8

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2021	2020

Operating Leases

Operating lease right-of-use assets	$11,088	$8,753

Other current liabilities	$1,962	$1,616
Operating lease liabilities	9,629	7,671

Total operating lease liabilities	$11,591	$9,287

Finance Leases

Property and equipment, at cost	$14,107	$10,371
Accumulated depreciation	(2,306)	(1,385)

Property and equipment, net	$11,801	$8,986

Other current liabilities	$791	$540
Other long-term liabilities	11,750	8,956

Total finance lease liabilities	$12,541	$9,496

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	12 years	13 years

Weighted Average Discount Rate

Operating leases	2.2%	2.7%
Finance leases	3.4%	3.9%

The following table outlines maturities of our lease liabilities as of June 30, 2021:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2022	$2,125	$1,179
2023	1,954	1,198
2024	1,751	1,211
2025	1,463	1,537
2026	1,133	1,220
Thereafter	4,111	8,856

Total lease payments	12,537	15,201
Less imputed interest	(946)	(2,660)

Total	$11,591	$12,541

As of June 30, 2021, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $5.4 billion and $7.3 billion, respectively. These operating and finance leases will commence between fiscal year 2022 and fiscal year 2026 with lease terms of 1 year to 15 years.

During fiscal year 2020, we recorded an impairment charge of $161 million to operating lease right-of-use assets due to the closing of our Microsoft Store physical locations.

PART II

Item 8

NOTE 15 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 63 patent infringement cases pending against Microsoft as of June 30, 2021, none of which are material individually or in aggregate.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The final settlement and form of notice have been approved by the courts in British Columbia, Ontario, and Quebec. The ten-month claims period commenced on November 23, 2020 and will close on September 23, 2021.

Other Antitrust Litigation and Claims

China State Administration for Market Regulation Investigation

In 2014, Microsoft was informed that China’s State Agency for Market Regulation (“SAMR”) (formerly State Administration for Industry and Commerce) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAMR conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. In 2019, the SAMR presented preliminary views as to certain possible violations of China’s Anti-Monopoly Law.

Product-Related Litigation

U.S. Cell Phone Litigation

Microsoft Mobile Oy, a subsidiary of Microsoft, along with other handset manufacturers and network operators, is a defendant in 46 lawsuits, including 45 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims in our agreement to acquire Nokia’s Devices and Services business and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing on general causation is scheduled for January and February of 2022.

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

As of June 30, 2021, we accrued aggregate legal liabilities of $339 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Balance, beginning of year	7,571	7,643	7,677
Issued	49	54	116
Repurchased	(101)	(126)	(150)

Balance, end of year	7,519	7,571	7,643

Share Repurchases

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in December 2016 and was completed in February 2020.

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, following completion of the program approved on September 20, 2016, has no expiration date, and may be terminated at any time. As of June 30, 2021, $8.7 billion remained of this $40.0 billion share repurchase program.

PART II

Item 8

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2021		2020		2019

First Quarter	25	$5,270	29	$4,000	24	$2,600
Second Quarter	27	5,750	32	4,600	57	6,100
Third Quarter	25	5,750	37	6,000	36	3,899
Fourth Quarter	24	6,200	28	5,088	33	4,200

Total	101	$22,970	126	$19,688	150	$16,799

Shares repurchased during fiscal year 2021 and the fourth quarter of fiscal year 2020 were under the share repurchase program approved on September 18, 2019. Shares repurchased during the third quarter of fiscal year 2020 were under the share repurchase programs approved on both September 20, 2016 and September 18, 2019. All other shares repurchased were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $4.4 billion, $3.3 billion, and $2.7 billion for fiscal years 2021, 2020, and 2019, respectively. All share repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2021				(In millions)

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,230
December 2, 2020	February 18, 2021	March 11, 2021	0.56	4,221
March 16, 2021	May 20, 2021	June 10, 2021	0.56	4,214
June 16, 2021	August 19, 2021	September 9, 2021	0.56	4,211

Total			$2.24	$16,876

Fiscal Year 2020

September 18, 2019	November 21, 2019	December 12, 2019	$0.51	$3,886
December 4, 2019	February 20, 2020	March 12, 2020	0.51	3,876
March 9, 2020	May 21, 2020	June 11, 2020	0.51	3,865
June 17, 2020	August 20, 2020	September 10, 2020	0.51	3,856

Total			$2.04	$15,483

The dividend declared on June 16, 2021 was included in other current liabilities as of June 30, 2021.

PART II

Item 8

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2021	2020	2019

Derivatives

Balance, beginning of period	$(38)	$0	$173
Unrealized gains (losses), net of tax of $9, $(10), and $2	34	(38)	160
Reclassification adjustments for gains included in earnings	(17)	0	(341)
Tax expense included in provision for income taxes	2	0	8

Amounts reclassified from accumulated other comprehensive income (loss)	(15)	0	(333)

Net change related to derivatives, net of tax of $7, $(10), and $(6)	19	(38)	(173)

Balance, end of period	$(19)	$(38)	$0

Investments

Balance, beginning of period	$5,478	$1,488	$(850)
Unrealized gains (losses), net of tax of $(589), $1,057, and $616	(2,216)	3,987	2,331
Reclassification adjustments for (gains) losses included in other income (expense), net	(63)	4	93
Tax expense (benefit) included in provision for income taxes	13	(1)	(19)

Amounts reclassified from accumulated other comprehensive income (loss)	(50)	3	74

Net change related to investments, net of tax of $(602), $1,058, and $635	(2,266)	3,990	2,405
Cumulative effect of accounting changes	10	0	(67)

Balance, end of period	$3,222	$5,478	$1,488

Translation Adjustments and Other

Balance, beginning of period	$(2,254)	$(1,828)	$(1,510)
Translation adjustments and other, net of tax effects of $(9), $1, and $(1)	873	(426)	(318)

Balance, end of period	$(1,381)	$(2,254)	$(1,828)

Accumulated other comprehensive income (loss), end of period	$1,822	$3,186	$(340)

NOTE 18 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. As of June 30, 2021, an aggregate of 251 million shares were authorized for future grant under our stock plans. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Stock-based compensation expense	$6,118	$5,289	$4,652
Income tax benefits related to stock-based compensation	1,065	938	816

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

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year ended June 30,			2021			2020			2019

Dividends per share (quarterly amounts)	$0.51	–	0.56	$0.46	–	0.51	$0.42	–	0.46
Interest rates	0.01%	–	1.5%	0.1%	–	2.2%	1.8%	–	3.1%

During fiscal year 2021, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	126	$105.23
Granted (a)	40	221.13
Vested	(58)	99.41
Forfeited	(8)	129.92

Nonvested balance, end of year	100	$152.51

(a)	Includes 2 million of PSUs granted at target and performance adjustments above target levels for fiscal years 2021, 2020, and 2019.

As of June 30, 2021, there was approximately $12.0 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of three years. The weighted average grant-date fair value of stock awards granted was $221.13, $140.49, and $107.02 for fiscal years 2021, 2020, and 2019, respectively. The fair value of stock awards vested was $13.4 billion, $10.1 billion, and $8.7 billion, for fiscal years 2021, 2020, and 2019, respectively.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Under the terms of the ESPP that were approved in 2012, the plan will terminate on December 31, 2022. We intend to request shareholder approval for a successor ESPP with a January 1, 2022 effective date and ten-year expiration of December 31, 2031 at our 2021 Annual Shareholders Meeting. No additional shares will be requested at this meeting. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2021	2020	2019

Shares purchased	8	9	11
Average price per share	$207.88	$142.22	$104.85

As of June 30, 2021, 88 million shares of our common stock were reserved for future issuance through the ESPP.

PART II

Item 8

Savings Plan

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We contribute fifty cents for each dollar a participant contributes into the plans, with a maximum employer contribution of 50% of the IRS contribution limit for the calendar year. Employer-funded retirement benefits for all plans were $1.2 billion, $1.0 billion, and $877 million in fiscal years 2021, 2020, and 2019, respectively, and were expensed as contributed.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Skype for Business.

•	Office Consumer, including Microsoft 365 Consumer subscriptions and Office licensed on-premises, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, Sales Solutions, and Learning Solutions.
•

Dynamics business solutions, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, Customer Insights, Power Apps, and Power Automate; and on-premises ERP and CRM applications.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business and developers. This segment primarily comprises:

•	Server products and cloud services, including Azure; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and GitHub.
•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

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

PART II

Item 8

•

Gaming, including Xbox hardware and Xbox content and services, comprising digital transactions, Xbox Game Pass and other subscriptions, video games, third-party video game royalties, cloud services, and advertising.

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

In addition, certain costs incurred at a corporate level that are identifiable and that benefit our segments are allocated to them. These allocated costs include legal, including settlements and fines, information technology, human resources, finance, excise taxes, field selling, shared facilities services, and customer service and support. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain corporate-level activity is not allocated to our segments.

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2021	2020	2019

Revenue

Productivity and Business Processes	$53,915	$46,398	$41,160
Intelligent Cloud	60,080	48,366	38,985
More Personal Computing	54,093	48,251	45,698

Total	$168,088	$143,015	$125,843

Operating Income

Productivity and Business Processes	$24,351	$18,724	$16,219
Intelligent Cloud	26,126	18,324	13,920
More Personal Computing	19,439	15,911	12,820

Total	$69,916	$52,959	$42,959

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2021, 2020, or 2019. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

United States (a)	$83,953	$73,160	$64,199
Other countries	84,135	69,855	61,644

Total	$168,088	$143,015	$125,843

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2021	2020	2019

Server products and cloud services	$52,589	$41,379	$32,622
Office products and cloud services	39,872	35,316	31,769
Windows	23,227	22,294	20,395
Gaming	15,370	11,575	11,386
LinkedIn	10,289	8,077	6,754
Search advertising	8,528	7,740	7,628
Enterprise Services	6,943	6,409	6,124
Devices	6,791	6,457	6,095
Other	4,479	3,768	3,070

Total	$168,088	$143,015	$125,843

Our commercial cloud revenue, which includes Azure, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $69.1 billion, $51.7 billion and $38.1 billion in fiscal years 2021, 2020, and 2019, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2021	2020	2019

United States	$76,153	$60,789	$55,252
Ireland	13,303	12,734	12,958
Other countries	38,858	29,770	25,422

Total	$128,314	$103,293	$93,632

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 29, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:
-	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
-	Tested management's identification and treatment of contract terms.
-

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

July 29, 2021

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2021; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the related notes (collectively referred to as the "financial statements") as of and for the year ended June 30, 2021, of the Company and our report dated July 29, 2021, expressed an unqualified opinion on those financial statements.

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

July 29, 2021

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 30, 2021 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Director compensation,” “Named executive officer compensation,” “Compensation Committee report,” and, if required, “Compensation Committee interlocks and insider participation,” is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/16

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/14/17

4.1	Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	10/29/15

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/12/15

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	11/3/15

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	8/5/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/17

4.16	Thirteenth Supplemental Indenture for 2.525% Notes due 2050 and 2.675% Notes due 2060, dated as of June 1, 2020, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	6/1/20

4.17	Fourteenth Supplemental Indenture for 2.921% Notes due 2052 and 3.041% Notes due 2062, dated as of March 17, 2021, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	3/17/21

4.18	Description of Securities		10-K	6/30/19	4.16	8/1/19

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.1	10/20/16

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-K	6/30/18	10.5	8/3/18

10.6*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/17

10.7*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/18

10.8*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/18

10.12	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.12	10/20/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.13	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-K	6/30/19	10.13	8/1/19

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/17	10.14	1/31/18

10.15*	Microsoft Corporation Executive Incentive Plan		8-K		10.1	9/19/18

10.19*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/16	10.17	10/20/16

10.20*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.18	10/20/16

10.21*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.25	10/20/16

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/16	10.22	10/20/16

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

10.25	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Officers’ Indemnification Trust Agreement		10-K	6/30/2020	10.25	7/30/2020

10.26	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Directors’ Indemnification Trust Agreement		10-K	6/30/2020	10.26	7/30/2020

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished, not filed.

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 29, 2021.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 29, 2021.

Signature	Title

/s/ SATYA NADELLA Satya Nadella	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ REID HOFFMAN Reid Hoffman	Director

/s/ HUGH F. JOHNSTON Hugh F. Johnston	Director

/s/ TERI L. LIST Teri L. List	Director

/s/ SANDRA E. PETERSON Sandra E. Peterson	Director

/s/ PENNY S. PRITZKER Penny S. Pritzker	Director

/s/ CHARLES W. SCHARF Charles W. Scharf	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ JOHN W. THOMPSON	Lead Independent Director
John W. Thompson

/s/ EMMA N. WALMSLEY Emma N. Walmsley	Director

/s/ PADMASREE WARRIOR Padmasree Warrior	Director

/s/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALICE L. JOLLA Alice L. Jolla	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)