Form 10-Q
period 2021-09-30
MICROSOFT CORP
filed 2021-10-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2021

Common Stock, $0.00000625 par value per share	7,507,980,444 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2021

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2021	2020

Revenue:
Product	$16,631	$15,803
Service and other	28,686	21,351

Total revenue	45,317	37,154

Cost of revenue:
Product	3,792	3,597
Service and other	9,854	7,405

Total cost of revenue	13,646	11,002

Gross margin	31,671	26,152
Research and development	5,599	4,926
Sales and marketing	4,547	4,231
General and administrative	1,287	1,119

Operating income	20,238	15,876
Other income, net	286	248

Income before income taxes	20,524	16,124
Provision for income taxes	19	2,231

Net income	$20,505	$13,893

Earnings per share:
Basic	$2.73	$1.84
Diluted	$2.71	$1.82

Weighted average shares outstanding:
Basic	7,513	7,566
Diluted	7,567	7,637

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2021	2020

Net income	$20,505	$13,893

Other comprehensive income (loss), net of tax:
Net change related to derivatives	2	4
Net change related to investments	(422)	(201)
Translation adjustments and other	(119)	111

Other comprehensive loss	(539)	(86)

Comprehensive income	$19,966	$13,807

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2021	June 30, 2021

Assets
Current assets:
Cash and cash equivalents	$19,165	$14,224
Short-term investments	111,450	116,110

Total cash, cash equivalents, and short-term investments	130,615	130,334
Accounts receivable, net of allowance for doubtful accounts of $536 and $751	27,349	38,043
Inventories	3,411	2,636
Other current assets	12,951	13,393

Total current assets	174,326	184,406
Property and equipment, net of accumulated depreciation of $52,469 and $51,351	63,772	59,715
Operating lease right-of-use assets	11,575	11,088
Equity investments	6,393	5,984
Goodwill	50,455	49,711
Intangible assets, net	7,794	7,800
Other long-term assets	21,103	15,075

Total assets	$335,418	$333,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,832	$15,163
Current portion of long-term debt	3,249	8,072
Accrued compensation	6,894	10,057
Short-term income taxes	6,272	2,174
Short-term unearned revenue	38,465	41,525
Other current liabilities	10,816	11,666

Total current liabilities	80,528	88,657
Long-term debt	50,039	50,074
Long-term income taxes	25,715	27,190
Long-term unearned revenue	2,550	2,616
Deferred income taxes	212	198
Operating lease liabilities	10,050	9,629
Other long-term liabilities	14,346	13,427

Total liabilities	183,440	191,791

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,510 and 7,519	83,751	83,111
Retained earnings	66,944	57,055
Accumulated other comprehensive income	1,283	1,822

Total stockholders’ equity	151,978	141,988

Total liabilities and stockholders’ equity	$335,418	$333,779

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2021	2020

Operations
Net income	$20,505	$13,893
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,212	2,645
Stock-based compensation expense	1,702	1,456
Net recognized gains on investments and derivatives	(364)	(128)
Deferred income taxes	(5,970)	(11)
Changes in operating assets and liabilities:
Accounts receivable	10,486	8,843
Inventories	(777)	(808)
Other current assets	940	(54)
Other long-term assets	(598)	(62)
Accounts payable	(471)	315
Unearned revenue	(2,885)	(3,064)
Income taxes	2,653	(983)
Other current liabilities	(4,143)	(2,951)
Other long-term liabilities	250	244

Net cash from operations	24,540	19,335

Financing
Repayments of debt	(4,826)	0
Common stock issued	612	545
Common stock repurchased	(7,684)	(6,743)
Common stock cash dividends paid	(4,206)	(3,856)
Other, net	(172)	(235)

Net cash used in financing	(16,276)	(10,289)

Investing
Additions to property and equipment	(5,810)	(4,907)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,206)	(481)
Purchases of investments	(10,309)	(14,580)
Maturities of investments	8,862	14,266
Sales of investments	5,630	2,414
Other, net	(417)	(2,083)

Net cash used in investing	(3,250)	(5,371)

Effect of foreign exchange rates on cash and cash equivalents	(73)	(46)

Net change in cash and cash equivalents	4,941	3,629
Cash and cash equivalents, beginning of period	14,224	13,576

Cash and cash equivalents, end of period	$19,165	$17,205

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2021	2020

Common stock and paid-in capital
Balance, beginning of period	$83,111	$80,552
Common stock issued	612	815
Common stock repurchased	(1,677)	(1,732)
Stock-based compensation expense	1,702	1,456
Other, net	3	(2)

Balance, end of period	83,751	81,089

Retained earnings
Balance, beginning of period	57,055	34,566
Net income	20,505	13,893
Common stock cash dividends	(4,651)	(4,231)
Common stock repurchased	(5,965)	(5,003)
Cumulative effect of accounting changes	0	(32)

Balance, end of period	66,944	39,193

Accumulated other comprehensive income
Balance, beginning of period	1,822	3,186
Other comprehensive loss	(539)	(86)
Cumulative effect of accounting changes	0	10

Balance, end of period	1,283	3,110

Total stockholders’ equity	$151,978	$123,392

Cash dividends declared per common share	$0.62	$0.56

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 29, 2021.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in other income (expense), net with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net.

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 investments include commercial paper, certificates of deposit, U.S. agency securities, foreign government bonds, mortgage- and asset-backed securities, corporate notes and bonds, and municipal securities. Our Level 2 derivative assets and liabilities include certain over-the-counter forward, option and swap contracts.

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

PART I

Item 1

Contract Balances and Other Receivables

As of September 30, 2021 and June 30, 2021, other receivables due from suppliers were $854 million and $965 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of both September 30, 2021 and June 30, 2021, long-term accounts receivable, net of allowance for doubtful accounts, was $3.4 billion and is included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of September 30, 2021 and June 30, 2021, our financing receivables, net were $3.8 billion and $4.4 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

Recent Accounting Guidance

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the standard effective July 1, 2021. Adoption of the standard did not have a material impact on our consolidated financial statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2021	2020

Net income available for common shareholders (A)	$20,505	$13,893

Weighted average outstanding shares of common stock (B)	7,513	7,566
Dilutive effect of stock-based awards	54	71

Common stock and common stock equivalents (C)	7,567	7,637

Earnings Per Share

Basic (A/B)	$2.73	$1.84
Diluted (A/C)	$2.71	$1.82

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Interest and dividends income	$520	$570
Interest expense	(539)	(589)
Net recognized gains on investments	371	125
Net gains (losses) on derivatives	(7)	3
Net gains (losses) on foreign currency remeasurements	(65)	139
Other, net	6	0

Total	$286	$248

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Realized gains from sales of available-for-sale securities	$19	$19
Realized losses from sales of available-for-sale securities	(7)	(5)
Impairments and allowance for credit losses	(3)	3

Total	$9	$17

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Net realized gains on investments sold	$37	$17
Net unrealized gains on investments still held	325	100
Impairments of investments	0	(9)

Total	$362	$108

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

September 30, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$8,183	$0	$0	$8,183	$4,686	$3,497	$0
Certificates of deposit	Level 2	3,054	0	0	3,054	2,809	245	0
U.S. government securities	Level 1	89,437	3,382	(134)	92,685	3	92,682	0
U.S. agency securities	Level 2	2,943	1	0	2,944	1,119	1,825	0
Foreign government bonds	Level 2	3,130	6	(4)	3,132	2,487	645	0
Mortgage- and asset-backed securities	Level 2	3,461	20	(7)	3,474	0	3,474	0
Corporate notes and bonds	Level 2	8,346	205	(13)	8,538	0	8,538	0
Corporate notes and bonds	Level 3	53	0	0	53	0	53	0
Municipal securities	Level 2	306	58	0	364	0	364	0
Municipal securities	Level 3	103	0	(7)	96	0	96	0

Total debt investments		$119,016	$3,672	$(165)	$122,523	$11,104	$111,419	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,781	$1,198	$0	$583
Equity investments	Other				5,810	0	0	5,810

Total equity investments					$7,591	$1,198	$0	$6,393

Cash					$6,863	$6,863	$0	$0
Derivatives, net (a)					31	0	31	0

Total					$137,008	$19,165	$111,450	$6,393

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,316	$0	$0	$4,316	$1,331	$2,985	$0
Certificates of deposit	Level 2	3,615	0	0	3,615	2,920	695	0
U.S. government securities	Level 1	90,664	3,832	(111)	94,385	1,500	92,885	0
U.S. agency securities	Level 2	807	2	0	809	0	809	0
Foreign government bonds	Level 2	6,213	9	(2)	6,220	225	5,995	0
Mortgage- and asset-backed securities	Level 2	3,442	22	(6)	3,458	0	3,458	0
Corporate notes and bonds	Level 2	8,443	249	(9)	8,683	0	8,683	0
Corporate notes and bonds	Level 3	63	0	0	63	0	63	0
Municipal securities	Level 2	308	63	0	371	0	371	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$117,966	$4,177	$(135)	$122,008	$5,976	$116,032	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,582	$976	$0	$606
Equity investments	Other				5,378	0	0	5,378

Total equity investments					$6,960	$976	$0	$5,984

Cash					$7,272	$7,272	$0	$0
Derivatives, net (a)					78	0	78	0

Total					$136,318	$14,224	$116,110	$5,984

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of September 30, 2021 and June 30, 2021, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.5 billion and $3.3 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2021

U.S. government and agency securities	$5,420	$(98)	$604	$(36)	$6,024	$(134)
Foreign government bonds	1,215	(3)	8	(1)	1,223	(4)
Mortgage- and asset-backed securities	1,240	(5)	140	(2)	1,380	(7)
Corporate notes and bonds	2,030	(12)	43	(1)	2,073	(13)
Municipal securities	20	0	54	(7)	74	(7)

Total	$9,925	$(118)	$849	$(47)	$10,774	$(165)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2021

U.S. government and agency securities	$5,294	$(111)	$0	$0	$5,294	$(111)
Foreign government bonds	3,148	(1)	5	(1)	3,153	(2)
Mortgage- and asset-backed securities	1,211	(5)	87	(1)	1,298	(6)
Corporate notes and bonds	1,678	(8)	34	(1)	1,712	(9)
Municipal securities	58	(7)	1	0	59	(7)

Total	$11,389	$(132)	$127	$(3)	$11,516	$(135)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

September 30, 2021

Due in one year or less	$31,699	$31,858
Due after one year through five years	60,679	63,102
Due after five years through 10 years	23,911	24,758
Due after 10 years	2,727	2,805

Total	$119,016	$122,523

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2021, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2021	June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	2,984	6,081
Interest rate contracts purchased	1,235	1,247

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	8,527	14,223
Foreign exchange contracts sold	13,805	23,391
Other contracts purchased	3,042	2,456
Other contracts sold	719	763

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	September 30, 2021		June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts	$49	$(20)	$76	$(8)
Interest rate contracts	33	0	40	0

Not Designated as Hedging Instruments

Foreign exchange contracts	197	(155)	227	(291)
Other contracts	25	(73)	56	(36)

Gross amounts of derivatives	304	(248)	399	(335)
Gross amounts of derivatives offset in the balance sheet	(96)	97	(141)	142
Cash collateral received	0	(70)	0	(42)

Net amounts of derivatives	$208	$(221)	$258	$(235)

Reported as

Short-term investments	$31	$0	$78	$0
Other current assets	144	0	137	0
Other long-term assets	33	0	43	0
Other current liabilities	0	(141)	0	(182)
Other long-term liabilities	0	(80)	0	(53)

Total	$208	$(221)	$258	$(235)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $298 million and $245 million, respectively, as of September 30, 2021, and $395 million and $335 million, respectively, as of June 30, 2021.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2021

Derivative assets	$0	$298	$6	$304
Derivative liabilities	(3)	(245)	0	(248)

June 30, 2021

Derivative assets	0	396	3	399
Derivative liabilities	0	(335)	0	(335)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$3	$(169)
Hedged items	(5)	168
Excluded from effectiveness assessment	4	8

Interest rate contracts
Derivatives	(3)	0
Hedged items	7	4

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	(15)	20

Not Designated as Hedging Instruments

Foreign exchange contracts	177	58
Other contracts	(18)	4

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(10)	$20

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2021	June 30, 2021

Raw materials	$1,178	$1,190
Work in process	74	79
Finished goods	2,159	1,367

Total	$3,411	$2,636

NOTE 7 — BUSINESS COMBINATIONS

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

Nuance Communications, Inc.

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. Nuance is a cloud and artificial intelligence (“AI”) software provider with healthcare and enterprise AI experience, and the acquisition will build on our industry-specific cloud offerings. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of the second quarter or early in the third quarter of fiscal year 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2021	Acquisitions	Other	September 30, 2021

Productivity and Business Processes	$24,317	$52	$(16)	$24,353
Intelligent Cloud	13,256	584	7	13,847
More Personal Computing	12,138	172	(55)	12,255

Total	$49,711	$808	$(64)	$50,455

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

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2021			June 30, 2021

Technology-based	$10,207	$(7,202)	$3,005	$9,779	$(7,007)	$2,772
Customer-related	4,960	(3,019)	1,941	4,958	(2,859)	2,099
Marketing-related	4,794	(1,959)	2,835	4,792	(1,878)	2,914
Contract-based	446	(433)	13	446	(431)	15

Total	$20,407	$(12,613)	$7,794	$19,975	$(12,175)	$7,800

Intangible assets amortization expense was $439 million and $383 million for the three months ended September 30, 2021 and 2020, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2021:

(In millions)

Year Ending June 30,

2022 (excluding the three months ended September 30, 2021)	$1,348
2023	1,821
2024	1,512
2025	898
2026	547
Thereafter	1,668

Total	$7,794

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2021	June 30, 2021

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion (a)			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion (a)			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion (a)	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,204	1,204
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,665	4,803
2015 issuance of $23.8 billion (a)	2022	–	2055	2.38%	–	4.75%	2.47%	–	4.78%	12,305	12,305
2016 issuance of $19.8 billion (a)	2023	–	2056	2.00%	–	3.95%	2.10%	–	4.03%	9,430	12,180
2017 issuance of $17.0 billion (a)	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	10,695	10,695
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion (a)	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										59,022	63,910
Unamortized discount and issuance costs										(499)	(511)
Hedge fair value adjustments (b)										33	40
Premium on debt exchange (a)										(5,268)	(5,293)

Total debt										53,288	58,146
Current portion of long-term debt										(3,249)	(8,072)

Long-term debt										$50,039	$50,074

(a)	In March 2021 and June 2020, we exchanged a portion of our existing debt at a premium for cash and new debt with longer maturities. The premiums are amortized over the terms of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2021 and June 30, 2021, the estimated fair value of long-term debt, including the current portion, was $64.2 billion and $70.0 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2021:

(In millions)

Year Ending June 30,

2022 (excluding the three months ended September 30, 2021)	$3,250
2023	2,750
2024	5,250
2025	2,250
2026	3,000
Thereafter	42,522

Total	$59,022

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 0% and 14% for the three months ended September 30, 2021 and 2020, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties.

PART I

Item 1

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeds the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2021, primarily due to the net income tax benefit related to the transfer of intangible properties, earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, and tax benefits relating to stock-based compensation.

Uncertain Tax Positions

As of both September 30, 2021 and June 30, 2021, unrecognized tax benefits and other income tax liabilities were $15.9 billion and are included in long-term income taxes in our consolidated balance sheets.

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

As of September 30, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2021, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2021	June 30, 2021

Productivity and Business Processes	$20,565	$22,120
Intelligent Cloud	16,117	17,710
More Personal Computing	4,333	4,311

Total	$41,015	$44,141

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2021

Balance, beginning of period	$44,141
Deferral of revenue	21,970
Recognition of unearned revenue	(25,096)

Balance, end of period	$41,015

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $142 billion as of September 30, 2021, of which $137 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Operating lease cost	$588	$498

Finance lease cost:
Amortization of right-of-use assets	$226	$206
Interest on lease liabilities	104	92

Total finance lease cost	$330	$298

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$566	$491
Operating cash flows from finance leases	104	92
Financing cash flows from finance leases	200	136

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,171	678
Finance leases	1,389	635

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2021	June 30, 2021

Operating Leases

Operating lease right-of-use assets	$11,575	$11,088

Other current liabilities	$2,049	$1,962
Operating lease liabilities	10,050	9,629

Total operating lease liabilities	$12,099	$11,591

Finance Leases

Property and equipment, at cost	$15,285	$14,107
Accumulated depreciation	(2,531)	(2,306)

Property and equipment, net	$12,754	$11,801

Other current liabilities	$882	$791
Other long-term liabilities	12,666	11,750

Total finance lease liabilities	$13,548	$12,541

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	10 years	12 years

Weighted Average Discount Rate

Operating leases	2.1%	2.2%
Finance leases	3.3%	3.4%

The following table outlines maturities of our lease liabilities as of September 30, 2021:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2022 (excluding the three months ended September 30, 2021)	$1,667	$962
2023	2,072	1,295
2024	1,871	1,312
2025	1,588	1,638
2026	1,256	1,324
Thereafter	4,647	9,743

Total lease payments	13,101	16,274
Less imputed interest	(1,002)	(2,726)

Total	$12,099	$13,548

As of September 30, 2021, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $5.1 billion and $5.9 billion, respectively. These operating and finance leases will commence between fiscal year 2022 and fiscal year 2026 with lease terms of 1 year to 15 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 65 patent infringement cases pending against Microsoft as of September 30, 2021, none of which are material individually or in aggregate.

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

The trial of the British Columbia action commenced in May 2016. Following a mediation, the parties agreed to a global settlement of all three Canadian actions and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The final settlement and form of notice were approved by the courts in British Columbia, Ontario, and Quebec, and the claims period that commenced on November 23, 2020 has closed. The claims review deadline is January 21, 2022.

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

As of September 30, 2021, we accrued aggregate legal liabilities of $333 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020, has no expiration date, and may be terminated at any time. As of September 30, 2021, $2.5 billion remained of this $40.0 billion share repurchase program.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2022		2021

First Quarter	21	$6,200	25	$5,270

The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.5 billion for the first quarter of both fiscal years 2022 and 2021, respectively. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2022				(In millions)

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,656

Fiscal Year 2021

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,230

The dividend declared on September 14, 2021 was included in other current liabilities as of September 30, 2021.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2021	2020

Derivatives

Balance, beginning of period	$(19)	$(38)
Unrealized gains (losses), net of tax of $(3) and $5	(10)	20

Reclassification adjustments for (gains) losses included in other income (expense), net	15	(20)
Tax expense (benefit) included in provision for income taxes	(3)	4

Amounts reclassified from accumulated other comprehensive income	12	(16)

Net change related to derivatives, net of tax of $0 and $1	2	4

Balance, end of period	$(17)	$(34)

Investments

Balance, beginning of period	$3,222	$5,478
Unrealized losses, net of tax of $(110) and $(50)	(415)	(188)

Reclassification adjustments for gains included in other income (expense), net	(9)	(17)
Tax expense included in provision for income taxes	2	4

Amounts reclassified from accumulated other comprehensive income	(7)	(13)

Net change related to investments, net of tax of $(112) and $(54)	(422)	(201)
Cumulative effect of accounting changes	0	10

Balance, end of period	$2,800	$5,287

Translation Adjustments and Other

Balance, beginning of period	$(1,381)	$(2,254)
Translation adjustments and other, net of tax of $0 and $(9)	(119)	111

Balance, end of period	$(1,500)	$(2,143)

Accumulated other comprehensive income, end of period	$1,283	$3,110

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

PART I

Item 1

•	Office Consumer, including Microsoft 365 Consumer subscriptions, Office licensed on-premises, and other Office services.
•	LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, Sales Solutions, and Learning Solutions.
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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business and developers. This segment primarily comprises:

•	Server products and cloud services, including Azure and other cloud services; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and GitHub.
•	Enterprise Services, including Enterprise Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•

Windows, including Windows OEM licensing and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; and Windows Internet of Things.

•	Devices, including Surface and PC accessories.
•

Gaming, including Xbox hardware and Xbox content and services, comprising digital transactions, Xbox Game Pass and other subscriptions, video games, third-party video game royalties, cloud services, and advertising.

•	Search and news advertising.

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2021	2020

Revenue

Productivity and Business Processes	$15,039	$12,319
Intelligent Cloud	16,964	12,986
More Personal Computing	13,314	11,849

Total	$45,317	$37,154

Operating Income

Productivity and Business Processes	$7,581	$5,706
Intelligent Cloud	7,562	5,422
More Personal Computing	5,095	4,748

Total	$20,238	$15,876

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2021 or 2020. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2021	2020

United States (a)	$22,830	$19,025
Other countries	22,487	18,129

Total	$45,317	$37,154

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Server products and cloud services	$15,069	$11,195
Office products and cloud services	10,808	9,278
Windows	5,676	5,151
Gaming	3,593	3,092
LinkedIn	3,136	2,206
Search and news advertising	2,656	1,943
Enterprise Services	1,791	1,637
Devices	1,361	1,620
Other	1,227	1,032

Total	$45,317	$37,154

PART I

Item 1

We have recast certain previously reported amounts in the table above to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud (formerly commercial cloud) revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $20.7 billion and $15.2 billion for the three months ended September 30, 2021 and 2020, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2021, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 29, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 26, 2021

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2021, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2022 compared with the first quarter of fiscal year 2021 included:

•	Microsoft Cloud (formerly commercial cloud) revenue increased 36% to $20.7 billion.
•	Office Commercial products and cloud services revenue increased 18% driven by Office 365 Commercial growth of 23%.
•	Office Consumer products and cloud services revenue increased 10% and Microsoft 365 Consumer subscribers increased to 54.1 million.
•	LinkedIn revenue increased 42% driven by Marketing Solutions growth of 61%.
•	Dynamics products and cloud services revenue increased 31% driven by Dynamics 365 growth of 48%.
•	Server products and cloud services revenue increased 35% driven by Azure and other cloud services growth of 50%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 10%.
•	Windows Commercial products and cloud services revenue increased 12%.
•	Xbox content and services revenue increased 2%.

PART I

Item 2

•	Search and news advertising revenue, excluding traffic acquisition costs, increased 40%.
•	Surface revenue decreased 17%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Weakening of the U.S. dollar relative to certain foreign currencies increased reported revenue and did not have a material impact on reported expenses from our international operations in the first quarter of fiscal year 2022.

Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

COVID-19

The COVID-19 pandemic continues to impact our business operations and financial results, although some of the effects have lessened over time. Our commercial and consumer businesses have benefited from demand for cloud and productivity tools, and we have experienced savings in operating expenses related to COVID-19. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

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

In the first quarter of fiscal year 2022, we made updates to the presentation and method of calculation for certain metrics, most notably changes to incorporate all current and anticipated revenue streams within our Office Consumer and Server products and cloud services metrics and changes to align with how we manage our Windows OEM and Search and news advertising businesses. None of these changes had a material impact on previously reported amounts in our MD&A.

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

Microsoft Cloud revenue

Revenue from our commercial cloud business, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties

Microsoft Cloud gross margin percentage	Gross margin percentage for our commercial cloud business

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

Office Consumer products and cloud services revenue growth	Revenue from Office Consumer products and cloud services, including Microsoft 365 Consumer subscriptions, Office licensed on-premises, and other Office services

Office 365 Commercial seat growth	The number of Office 365 Commercial seats at end of period where seats are paid users covered by an Office 365 Commercial subscription

Microsoft 365 Consumer subscribers	The number of Microsoft 365 Consumer subscribers at end of period

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

Server products and cloud services revenue growth

Revenue from Server products and cloud services, including Azure and other cloud services; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and GitHub

More Personal Computing

Metrics related to our More Personal Computing segment assess the performance of key lines of business within this segment. These metrics provide strategic product insights which allow us to assess the performance across our commercial and consumer businesses. As we have diversity of target audiences and sales motions within the Windows business, we monitor metrics that are reflective of those varying motions.

Windows OEM revenue growth	Revenue from sales of Windows Pro and non-Pro licenses sold through the OEM channel

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue growth	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising digital transactions, Xbox Game Pass and other subscriptions, video games, third-party video game royalties, cloud services, and advertising

Search and news advertising revenue, excluding TAC, growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2021	2020

Revenue	$45,317	$37,154	22%
Gross margin	31,671	26,152	21%
Operating income	20,238	15,876	27%
Net income	20,505	13,893	48%
Diluted earnings per share	2.71	1.82	49%
Adjusted net income (non-GAAP)	17,214	13,893	24%
Adjusted diluted earnings per share (non-GAAP)	2.27	1.82	25%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures which exclude the net income tax benefit related to transfer of intangible properties in fiscal year 2022. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results. See Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Revenue increased $8.2 billion or 22% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue increased driven by Search and news advertising, Windows, and Gaming.

Cost of revenue increased $2.6 billion or 24% driven by growth in Microsoft Cloud and Gaming.

Gross margin increased $5.5 billion or 21% driven by growth across each of our segments.

•

Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate for the useful lives of our server and network equipment, gross margin percentage increased 1 point, driven by improvements in Productivity and Business Processes and Intelligent Cloud.

•

Microsoft Cloud gross margin percentage decreased slightly to 71%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 4 points, driven by improvement in Azure and other cloud services, offset in part by sales mix shift to Azure and other cloud services.

Operating expenses increased $1.2 billion or 11% driven by investments in cloud engineering, Gaming, and commercial sales.

Key changes in operating expenses were:

•	Research and development expenses increased $673 million or 14% driven by investments in cloud engineering and Gaming.
•	Sales and marketing expenses increased $316 million or 7% driven by investments in commercial sales, Windows marketing, and LinkedIn.
•	General and administrative expenses increased $168 million or 15%, driven by an increase in headcount.

Operating income increased $4.4 billion or 27% driven by growth across each of our segments.

Current year net income and diluted EPS were positively impacted by the net tax benefit related to the transfer of intangible properties, which resulted in an increase to net income and diluted EPS of $3.3 billion and $0.44, respectively.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 3%, respectively.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2021	2020

Revenue

Productivity and Business Processes	$15,039	$12,319	22%
Intelligent Cloud	16,964	12,986	31%
More Personal Computing	13,314	11,849	12%

Total	$45,317	$37,154	22%

Operating Income

Productivity and Business Processes	$7,581	$5,706	33%
Intelligent Cloud	7,562	5,422	39%
More Personal Computing	5,095	4,748	7%

Total	$20,238	$15,876	27%

Reportable Segments

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Productivity and Business Processes

Revenue increased $2.7 billion or 22%.

•

Office Commercial products and cloud services revenue increased $1.4 billion or 18%. Office 365 Commercial revenue grew 23% driven by seat growth, up 17% with continued momentum in small and medium business and frontline worker offerings, and higher revenue per user. Office Commercial products revenue declined 13% driven by continued customer shift to cloud offerings, on a low prior year comparable impacted by a slowdown in transactional licensing.

•

Office Consumer products and cloud services revenue increased $135 million or 10% driven by Microsoft 365 Consumer subscription revenue, on a strong prior year comparable. Microsoft 365 Consumer subscribers increased 19% to 54.1 million.

•	LinkedIn revenue increased $930 million or 42% driven by advertising demand in our Marketing Solutions business and an improving job market in our Talent Solutions business.
•	Dynamics products and cloud services revenue increased 31% driven by Dynamics 365 growth of 48%.

Operating income increased $1.9 billion or 33%.

•

Gross margin increased $2.2 billion or 22% driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage increased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points, driven by improvement across all cloud services.

•	Operating expenses increased $290 million or 7% driven by investments in cloud engineering and LinkedIn.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 4%, respectively.

PART I

Item 2

Intelligent Cloud

Revenue increased $4.0 billion or 31%.

•

Server products and cloud services revenue increased $3.9 billion or 35% driven by Azure and other cloud services. Azure and other cloud services revenue grew 50% driven by growth in our consumption-based services. Server products revenue increased 14% driven by hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments, with an increase in multi-year agreements that carry higher in-quarter revenue recognition, on a low prior year comparable impacted by a slowdown in transactional licensing.

•	Enterprise Services revenue increased $154 million or 9% driven by growth in Microsoft Consulting Services and Enterprise Support Services.

Operating income increased $2.1 billion or 39%.

•

Gross margin increased $2.6 billion or 28% driven by growth in Azure and other cloud services. Gross margin percentage decreased. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points, driven by gross margin percentage improvement in Azure and other cloud services, offset in part by sales mix shift to Azure and other cloud services.

•	Operating expenses increased $496 million or 13% driven by investments in Azure and other cloud services.

Revenue, gross margin, and operating income each included a favorable foreign currency impact of 2%.

More Personal Computing

Revenue increased $1.5 billion or 12%.

•

Windows revenue increased $525 million or 10% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 10%, including 7 points of negative impact from the Windows 11 revenue deferral, driven by growth in the PC market, particularly in commercial with higher revenue per license. Windows Commercial products and cloud services revenue increased 12% driven by demand for Microsoft 365.

•

Search and news advertising revenue increased $713 million or 37%. Search and news advertising revenue excluding traffic acquisition costs increased 40% driven by higher revenue per search, on a low prior year comparable.

•

Gaming revenue increased $501 million or 16% driven by growth in Xbox hardware. Xbox hardware revenue increased 166% driven by higher volume and price of consoles sold due to continued demand for Xbox Series X|S, on a low prior year comparable impacted by a slowdown in volume of consoles sold ahead of Xbox Series X|S launches. Xbox content and services revenue increased 2% driven by growth in Xbox Game Pass subscriptions and first-party titles, offset in part by a decline in third-party titles, on a strong prior year comparable that benefitted from stay-at-home scenarios.

•	Surface revenue decreased $267 million or 17% on a strong prior year comparable.

Operating income increased $347 million or 7%.

•	Gross margin increased $718 million or 10% driven by growth in Windows and Search and news advertising. Gross margin percentage decreased driven by sales mix shift to Gaming hardware.
•	Operating expenses increased $371 million or 15% driven by investments in Gaming as well as Windows marketing.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2021	2020

Research and development	$5,599	$4,926	14%
As a percent of revenue	12%	13%	(1)ppt

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

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Research and development expenses increased $673 million or 14% driven by investments in cloud engineering and Gaming.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2021	2020

Sales and marketing	$4,547	$4,231	7%
As a percent of revenue	10%	11%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Sales and marketing expenses increased $316 million or 7% driven by investments in commercial sales, Windows marketing, and LinkedIn.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2021	2020

General and administrative	$1,287	$1,119	15%
As a percent of revenue	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

General and administrative expenses increased $168 million or 15% driven by an increase in headcount.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2021	2020

Interest and dividends income	$520	$570
Interest expense	(539)	(589)
Net recognized gains on investments	371	125
Net gains (losses) on derivatives	(7)	3
Net gains (losses) on foreign currency remeasurements	(65)	139
Other, net	6	0

Total	$286	$248

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Interest and dividends income decreased due to lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments increased due to higher gains on equity securities.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 0% and 14% for the three months ended September 30, 2021 and 2020, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeds the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2021, primarily due to the net income tax benefit related to the transfer of intangible properties, earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, and tax benefits relating to stock-based compensation.

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

As of September 30, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

PART I

Item 2

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2021, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted net income and adjusted diluted EPS are non-GAAP financial measures which exclude the net tax benefit related to the transfer of intangible properties in fiscal year 2022. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2021	2020

Net income	$20,505	$13,893	48%
Net income tax benefit related to transfer of intangible properties	(3,291)	0	*

Adjusted net income (non-GAAP)	$17,214	$13,893	24%

Diluted earnings per share	$2.71	$1.82	49%
Net income tax benefit related to transfer of intangible properties	(0.44)	0	*

Adjusted diluted earnings per share (non-GAAP)	$2.27	$1.82	25%

*	Not meaningful.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $130.6 billion and $130.3 billion as of September 30, 2021 and June 30, 2021. Equity investments were $6.4 billion and $6.0 billion as of September 30, 2021 and June 30, 2021, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Cash from operations increased $5.2 billion to $24.5 billion for the three months ended September 30, 2021, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to employees. Cash used in financing increased $6.0 billion to $16.3 billion for the three months ended September 30, 2021, mainly due to a $4.8 billion increase in repayments of debt and a $941 million increase in common stock repurchases. Cash used in investing decreased $2.1 billion to $3.3 billion for the three months ended September 30, 2021, mainly due to a $2.1 billion increase in cash from net investment purchases, sales, and maturities and a $1.7 billion decrease in other investing to facilitate the purchase of components, offset in part by a $903 million increase in additions to property and equipment and a $725 million increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

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

The following table outlines the expected future recognition of unearned revenue as of September 30, 2021:

(In millions)

Three Months Ending

December 31, 2021	$17,504
March 31, 2022	12,044
June 30, 2022	7,103
September 30, 2022	1,814
Thereafter	2,550

Total	$41,015

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

PART I

Item 2

Share Repurchases

For the three months ended September 30, 2021 and 2020, we repurchased 21 million shares and 25 million shares of our common stock for $6.2 billion and $5.3 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Other Planned Uses of Capital

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. The acquisition has been approved by Nuance’s shareholders, and we expect it to close by the end of the second quarter or early in the third quarter of fiscal year 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

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

Liquidity

As a result of the Tax Cuts and Jobs Act (“TCJA”), we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $6.2 billion, which included $1.5 billion during the three months ended September 30, 2021. The remaining transition tax of $12.1 billion is payable over the next four years with a final payment in fiscal year 2026.

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

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

PART I

Item 2

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to COVID-19. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, legal and other contingencies, income taxes, and inventories.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2021	Impact

Foreign currency–Revenue	10% decrease in foreign exchange rates	$(6,482)	Earnings
Foreign currency–Investments	10% decrease in foreign exchange rates	(161)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,320)	Fair Value
Credit	100 basis point increase in credit spreads	(307)	Fair Value
Equity	10% decrease in equity market prices	(575)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issues in the development and use of AI may result in reputational harm or liability. We are building AI into many of our offerings, making AI available for our customers to use in solutions that they build. We expect these elements of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective or inadequate AI development practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

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

Our global operations subject us to potential consequences under anti-corruption, trade, and other laws and regulations. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them, and also cooperate with investigations by U.S. and foreign law enforcement authorities. On July 22, 2019, our Hungarian subsidiary entered into a non-prosecution agreement (“NPA”) with the U.S. Department of Justice (“DOJ”) and we agreed to the terms of a cease and desist order with the Securities and Exchange Commission. These agreements required us to pay $25.3 million in monetary penalties, disgorgement, and interest pertaining to activities at Microsoft’s subsidiary in Hungary. The NPA, which has a three-year term, also contains certain ongoing compliance requirements, including the obligations to disclose to the DOJ certain potential FCPA-related allegations or issues and to cooperate in any inquiries. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

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

PART II

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling continues to generate uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. For example, the EU General Data Protection Regulation (“GDPR”) applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. Engineering efforts to build and maintain capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if our implementation to comply with the GDPR makes our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR (including in response to complaints made to regulators), it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. The highest fines assessed under GDPR have recently been increasing, especially against large technology companies. Countries around the world, such as China and India, and states in the U.S. such as California, Colorado, and Virginia, have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the handling of personal data.

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

PART II

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

July 1, 2021 – July 31, 2021	7,208,215	$281.06	7,208,215	$6,716
August 1, 2021 – August 31, 2021	7,441,094	293.88	7,441,094	4,530
September 1, 2021 – September 30, 2021	6,673,354	297.80	6,673,354	2,542

	21,322,663		21,322,663

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,656

We returned $10.9 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2022. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. EXHIBITS

10.27*	Offer Letter, dated October 25, 2020, between Microsoft Corporation and Christopher Young

15.1	Letter regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished, not filed.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Duly Authorized Officer)

October 26, 2021