Form 10-Q
period 2021-12-31
MICROSOFT CORP
filed 2022-01-25
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 20, 2022

Common Stock, $0.00000625 par value per share	7,496,866,428 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2021

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Revenue:
Product	$20,779	$19,460	$37,410	$35,263
Service and other	30,949	23,616	59,635	44,967

Total revenue	51,728	43,076	97,045	80,230

Cost of revenue:
Product	6,331	6,058	10,123	9,655
Service and other	10,629	8,136	20,483	15,541

Total cost of revenue	16,960	14,194	30,606	25,196

Gross margin	34,768	28,882	66,439	55,034
Research and development	5,758	4,899	11,357	9,825
Sales and marketing	5,379	4,947	9,926	9,178
General and administrative	1,384	1,139	2,671	2,258

Operating income	22,247	17,897	42,485	33,773
Other income, net	268	440	554	688

Income before income taxes	22,515	18,337	43,039	34,461
Provision for income taxes	3,750	2,874	3,769	5,105

Net income	$18,765	$15,463	$39,270	$29,356

Earnings per share:
Basic	$2.50	$2.05	$5.23	$3.88
Diluted	$2.48	$2.03	$5.19	$3.85

Weighted average shares outstanding:
Basic	7,505	7,555	7,509	7,561
Diluted	7,555	7,616	7,561	7,627

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Net income	$18,765	$15,463	$39,270	$29,356

Other comprehensive income (loss), net of tax:
Net change related to derivatives	0	8	2	12
Net change related to investments	(743)	(492)	(1,165)	(693)
Translation adjustments and other	(103)	741	(222)	852

Other comprehensive income (loss)	(846)	257	(1,385)	171

Comprehensive income	$17,919	$15,720	$37,885	$29,527

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2021	June 30, 2021

Assets
Current assets:
Cash and cash equivalents	$20,604	$14,224
Short-term investments	104,765	116,110

Total cash, cash equivalents, and short-term investments	125,369	130,334
Accounts receivable, net of allowance for doubtful accounts of $551 and $751	33,520	38,043
Inventories	3,019	2,636
Other current assets	12,280	13,393

Total current assets	174,188	184,406
Property and equipment, net of accumulated depreciation of $55,277 and $51,351	67,214	59,715
Operating lease right-of-use assets	12,354	11,088
Equity investments	6,994	5,984
Goodwill	50,921	49,711
Intangible assets, net	7,462	7,800
Other long-term assets	21,256	15,075

Total assets	$340,389	$333,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,314	$15,163
Current portion of long-term debt	4,998	8,072
Accrued compensation	7,782	10,057
Short-term income taxes	3,731	2,174
Short-term unearned revenue	34,001	41,525
Other current liabilities	11,684	11,666

Total current liabilities	77,510	88,657
Long-term debt	48,260	50,074
Long-term income taxes	26,121	27,190
Long-term unearned revenue	2,768	2,616
Deferred income taxes	199	198
Operating lease liabilities	10,774	9,629
Other long-term liabilities	14,747	13,427

Total liabilities	180,379	191,791

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,500 and 7,519	84,528	83,111
Retained earnings	75,045	57,055
Accumulated other comprehensive income	437	1,822

Total stockholders’ equity	160,010	141,988

Total liabilities and stockholders’ equity	$340,389	$333,779

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Operations
Net income	$18,765	$15,463	$39,270	$29,356
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,496	2,761	6,708	5,406
Stock-based compensation expense	1,897	1,566	3,599	3,022
Net recognized gains on investments and derivatives	(307)	(354)	(671)	(482)
Deferred income taxes	183	(17)	(5,787)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(5,543)	(4,008)	4,943	4,835
Inventories	394	788	(383)	(20)
Other current assets	830	730	1,770	676
Other long-term assets	(908)	(1,499)	(1,506)	(1,561)
Accounts payable	235	33	(236)	348
Unearned revenue	(4,343)	(3,227)	(7,228)	(6,291)
Income taxes	(2,057)	(2,368)	596	(3,351)
Other current liabilities	1,745	1,755	(2,398)	(1,196)
Other long-term liabilities	93	893	343	1,137

Net cash from operations	14,480	12,516	39,020	31,851

Financing
Repayments of debt	0	(3,250)	(4,826)	(3,250)
Common stock issued	291	302	903	847
Common stock repurchased	(7,433)	(6,535)	(15,117)	(13,278)
Common stock cash dividends paid	(4,652)	(4,230)	(8,858)	(8,086)
Other, net	(192)	79	(364)	(156)

Net cash used in financing	(11,986)	(13,634)	(28,262)	(23,923)

Investing
Additions to property and equipment	(5,865)	(4,174)	(11,675)	(9,081)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(850)	(415)	(2,056)	(896)
Purchases of investments	(2,505)	(15,092)	(12,814)	(29,672)
Maturities of investments	5,253	15,264	14,115	29,530
Sales of investments	2,895	2,421	8,525	4,835
Other, net	(89)	327	(506)	(1,756)

Net cash used in investing	(1,161)	(1,669)	(4,411)	(7,040)

Effect of foreign exchange rates on cash and cash equivalents	106	14	33	(32)

Net change in cash and cash equivalents	1,439	(2,773)	6,380	856
Cash and cash equivalents, beginning of period	19,165	17,205	14,224	13,576

Cash and cash equivalents, end of period	$20,604	$14,432	$20,604	$14,432

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Common stock and paid-in capital
Balance, beginning of period	$83,751	$81,089	$83,111	$80,552
Common stock issued	291	302	903	1,117
Common stock repurchased	(1,411)	(1,062)	(3,088)	(2,794)
Stock-based compensation expense	1,897	1,566	3,599	3,022
Other, net	0	1	3	(1)

Balance, end of period	84,528	81,896	84,528	81,896

Retained earnings
Balance, beginning of period	66,944	39,193	57,055	34,566
Net income	18,765	15,463	39,270	29,356
Common stock cash dividends	(4,646)	(4,220)	(9,297)	(8,451)
Common stock repurchased	(6,018)	(5,463)	(11,983)	(10,466)
Cumulative effect of accounting changes	0	0	0	(32)

Balance, end of period	75,045	44,973	75,045	44,973

Accumulated other comprehensive income
Balance, beginning of period	1,283	3,110	1,822	3,186
Other comprehensive income (loss)	(846)	257	(1,385)	171
Cumulative effect of accounting changes	0	0	0	10

Balance, end of period	437	3,367	437	3,367

Total stockholders’ equity	$160,010	$130,236	$160,010	$130,236

Cash dividends declared per common share	$0.62	$0.56	$1.24	$1.12

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 investments include commercial paper, certificates of deposit, U.S. agency securities, foreign government bonds, mortgage- and asset-backed securities, corporate notes and bonds, and municipal securities. Our Level 2 derivative assets and liabilities include certain over-the-counter forward, option, and swap contracts.

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

PART I

Item 1

Contract Balances and Other Receivables

As of December 31, 2021 and June 30, 2021, other receivables due from suppliers were $987 million and $965 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of December 31, 2021 and June 30, 2021, long-term accounts receivable, net of allowance for doubtful accounts, was $3.5 billion and $3.4 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of December 31, 2021 and June 30, 2021, our financing receivables, net were $2.9 billion and $4.4 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

Recent Accounting Guidance

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the standard effective July 1, 2021. Adoption of the standard did not have a material impact on our consolidated financial statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Net income available for common shareholders (A)	$18,765	$15,463	$39,270	$29,356

Weighted average outstanding shares of common stock (B)	7,505	7,555	7,509	7,561
Dilutive effect of stock-based awards	50	61	52	66

Common stock and common stock equivalents (C)	7,555	7,616	7,561	7,627

Earnings Per Share

Basic (A/B)	$2.50	$2.05	$5.23	$3.88
Diluted (A/C)	$2.48	$2.03	$5.19	$3.85

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Interest and dividends income	$503	$545	$1,023	$1,115
Interest expense	(525)	(571)	(1,064)	(1,160)
Net recognized gains on investments	300	359	671	484
Net gains (losses) on derivatives	7	(5)	0	(2)
Net gains (losses) on foreign currency remeasurements	(13)	42	(78)	181
Other, net	(4)	70	2	70

Total	$268	$440	$554	$688

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Realized gains from sales of available-for-sale securities	$12	$32	$31	$51
Realized losses from sales of available-for-sale securities	(6)	(13)	(13)	(18)
Impairments and allowance for credit losses	(5)	0	(8)	3

Total	$1	$19	$10	$36

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Net realized gains on investments sold	$31	$16	$68	$33
Net unrealized gains on investments still held	268	326	593	426
Impairments of investments	0	(2)	0	(11)

Total	$299	$340	$661	$448

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

December 31, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$7,464	$0	$0	$7,464	$7,233	$231	$0
Certificates of deposit	Level 2	4,179	0	0	4,179	3,938	241	0
U.S. government securities	Level 1	89,746	2,552	(136)	92,162	850	91,312	0
U.S. agency securities	Level 2	2,007	0	(1)	2,006	1,199	807	0
Foreign government bonds	Level 2	198	4	(4)	198	0	198	0
Mortgage- and asset-backed securities	Level 2	3,089	11	(15)	3,085	0	3,085	0
Corporate notes and bonds	Level 2	8,261	144	(38)	8,367	0	8,367	0
Corporate notes and bonds	Level 3	46	0	0	46	0	46	0
Municipal securities	Level 2	304	57	0	361	0	361	0
Municipal securities	Level 3	103	0	(7)	96	0	96	0

Total debt investments		$115,397	$2,768	$(201)	$117,964	$13,220	$104,744	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,982	$1,129	$0	$853
Equity investments	Other				6,141	0	0	6,141

Total equity investments					$8,123	$1,129	$0	$6,994

Cash					$6,255	$6,255	$0	$0
Derivatives, net (a)					21	0	21	0

Total					$132,363	$20,604	$104,765	$6,994

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,316	$0	$0	$4,316	$1,331	$2,985	$0
Certificates of deposit	Level 2	3,615	0	0	3,615	2,920	695	0
U.S. government securities	Level 1	90,664	3,832	(111)	94,385	1,500	92,885	0
U.S. agency securities	Level 2	807	2	0	809	0	809	0
Foreign government bonds	Level 2	6,213	9	(2)	6,220	225	5,995	0
Mortgage- and asset-backed securities	Level 2	3,442	22	(6)	3,458	0	3,458	0
Corporate notes and bonds	Level 2	8,443	249	(9)	8,683	0	8,683	0
Corporate notes and bonds	Level 3	63	0	0	63	0	63	0
Municipal securities	Level 2	308	63	0	371	0	371	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$117,966	$4,177	$(135)	$122,008	$5,976	$116,032	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,582	$976	$0	$606
Equity investments	Other				5,378	0	0	5,378

Total equity investments					$6,960	$976	$0	$5,984

Cash					$7,272	$7,272	$0	$0
Derivatives, net (a)					78	0	78	0

Total					$136,318	$14,224	$116,110	$5,984

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of December 31, 2021 and June 30, 2021, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.6 billion and $3.3 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2021

U.S. government and agency securities	$3,382	$(40)	$2,206	$(97)	$5,588	$(137)
Foreign government bonds	82	(2)	13	(2)	95	(4)
Mortgage- and asset-backed securities	1,679	(12)	191	(3)	1,870	(15)
Corporate notes and bonds	2,773	(31)	250	(7)	3,023	(38)
Municipal securities	20	0	54	(7)	74	(7)

Total	$7,936	$(85)	$2,714	$(116)	$10,650	$(201)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2021

U.S. government and agency securities	$5,294	$(111)	$0	$0	$5,294	$(111)
Foreign government bonds	3,148	(1)	5	(1)	3,153	(2)
Mortgage- and asset-backed securities	1,211	(5)	87	(1)	1,298	(6)
Corporate notes and bonds	1,678	(8)	34	(1)	1,712	(9)
Municipal securities	58	(7)	1	0	59	(7)

Total	$11,389	$(132)	$127	$(3)	$11,516	$(135)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

December 31, 2021

Due in one year or less	$34,136	$34,305
Due after one year through five years	56,690	58,435
Due after five years through 10 years	21,898	22,472
Due after 10 years	2,673	2,752

Total	$115,397	$117,964

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2021, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	December 31, 2021	June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	0	6,081
Interest rate contracts purchased	1,224	1,247

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	7,956	14,223
Foreign exchange contracts sold	18,931	23,391
Other contracts purchased	3,126	2,456
Other contracts sold	664	763

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	December 31, 2021		June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts	$0	$(33)	$76	$(8)
Interest rate contracts	18	0	40	0

Not Designated as Hedging Instruments

Foreign exchange contracts	241	(187)	227	(291)
Other contracts	101	(18)	56	(36)

Gross amounts of derivatives	360	(238)	399	(335)
Gross amounts of derivatives offset in the balance sheet	(64)	65	(141)	142
Cash collateral received	0	(100)	0	(42)

Net amounts of derivatives	$296	$(273)	$258	$(235)

Reported as

Short-term investments	$21	$0	$78	$0
Other current assets	253	0	137	0
Other long-term assets	22	0	43	0
Other current liabilities	0	(160)	0	(182)
Other long-term liabilities	0	(113)	0	(53)

Total	$296	$(273)	$258	$(235)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $346 million and $238 million, respectively, as of December 31, 2021, and $395 million and $335 million, respectively, as of June 30, 2021.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2021

Derivative assets	$0	$347	$13	$360
Derivative liabilities	0	(238)	0	(238)

June 30, 2021

Derivative assets	0	396	3	399
Derivative liabilities	0	(335)	0	(335)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$46	$(124)	$49	$(293)
Hedged items	(45)	125	(50)	293
Excluded from effectiveness assessment	0	10	4	18

Interest rate contracts
Derivatives	(11)	(9)	(14)	(9)
Hedged items	15	12	22	16

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	(14)	21	(29)	41

Not Designated as Hedging Instruments

Foreign exchange contracts	96	139	273	197
Other contracts	6	3	(12)	7

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(11)	$25	$(21)	$45

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2021	June 30, 2021

Raw materials	$944	$1,190
Work in process	73	79
Finished goods	2,002	1,367

Total	$3,019	$2,636

NOTE 7 — BUSINESS COMBINATIONS

ZeniMax Media Inc.

On March 9, 2021, we completed our acquisition of ZeniMax Media Inc. (“ZeniMax”), the parent company of Bethesda Softworks LLC (“Bethesda”), for a total purchase price of $8.1 billion, consisting primarily of cash. The purchase price included $766 million of cash and cash equivalents acquired. Bethesda is one of the largest, privately held game developers and publishers in the world, and brings a broad portfolio of games, technology, and talent to Xbox. The financial results of ZeniMax have been included in our consolidated financial statements since the date of the acquisition. ZeniMax is reported as part of our More Personal Computing segment.

PART I

Item 1

The allocation of the purchase price to goodwill was completed as of December 31, 2021. The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$766
Goodwill	5,510
Intangible assets	1,968
Other assets	121
Other liabilities	(244)

Total	$8,121

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

Nuance Communications, Inc.

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. Nuance is a cloud and artificial intelligence (“AI”) software provider with healthcare and enterprise AI experience, and the acquisition will build on our industry-specific cloud offerings. The acquisition has been approved by Nuance’s shareholders, and we expect it to close in the third quarter of fiscal year 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2021	Acquisitions	Other	December 31, 2021

Productivity and Business Processes	$24,317	$394	$(30)	$24,681
Intelligent Cloud	13,256	584	97	13,937
More Personal Computing	12,138	224	(59)	12,303

Total	$49,711	$1,202	$8	$50,921

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

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2021			June 30, 2021

Technology-based	$9,988	$(7,121)	$2,867	$9,779	$(7,007)	$2,772
Customer-related	5,005	(3,180)	1,825	4,958	(2,859)	2,099
Marketing-related	4,802	(2,043)	2,759	4,792	(1,878)	2,914
Contract-based	343	(332)	11	446	(431)	15

Total	$20,138	$(12,676)	$7,462	$19,975	$(12,175)	$7,800

Intangible assets amortization expense was $446 million and $885 million for the three and six months ended December 31, 2021, respectively, and $378 million and $761 million for the three and six months ended December 31, 2020, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2021:

(In millions)

Year Ending June 30,

2022 (excluding the six months ended December 31, 2021)	$895
2023	1,824
2024	1,515
2025	898
2026	554
Thereafter	1,776

Total	$7,462

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			December 31, 2021	June 30, 2021

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion (a)			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion (a)			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion (a)	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,204	1,204
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,615	4,803
2015 issuance of $23.8 billion (a)	2022	–	2055	2.38%	–	4.75%	2.47%	–	4.78%	12,305	12,305
2016 issuance of $19.8 billion (a)	2023	–	2056	2.00%	–	3.95%	2.10%	–	4.03%	9,430	12,180
2017 issuance of $17.0 billion (a)	2022	–	2057	2.40%	–	4.50%	2.52%	–	4.53%	10,695	10,695
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion (a)	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										58,972	63,910
Unamortized discount and issuance costs										(490)	(511)
Hedge fair value adjustments (b)										18	40
Premium on debt exchange (a)										(5,242)	(5,293)

Total debt										53,258	58,146
Current portion of long-term debt										(4,998)	(8,072)

Long-term debt										$48,260	$50,074

(a)	In March 2021 and June 2020, we exchanged a portion of our existing debt at a premium for cash and new debt with longer maturities. The premiums are amortized over the terms of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of December 31, 2021 and June 30, 2021, the estimated fair value of long-term debt, including the current portion, was $64.3 billion and $70.0 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2021:

(In millions)

Year Ending June 30,

2022 (excluding the six months ended December 31, 2021)	$3,250
2023	2,750
2024	5,250
2025	2,250
2026	3,000
Thereafter	42,472

Total	$58,972

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 17% and 16% for the three months ended December 31, 2021 and 2020, respectively, and 9% and 15% for the six months ended December 31, 2021 and 2020, respectively. The increase in our effective tax rate for the three months ended December 31, 2021 compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries and tax benefits from final Tax Cuts and Jobs Act regulations in fiscal year 2021, offset in part by an increase in tax benefits relating to stock-based compensation. The decrease in our effective tax rate for the six months ended December 31, 2021 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeds the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2021, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, tax benefits relating to stock-based compensation, and for the six months ended December 31, 2021, the net income tax benefit related to the transfer of intangible properties.

Uncertain Tax Positions

As of December 31, 2021 and June 30, 2021, unrecognized tax benefits and other income tax liabilities were $16.3 billion and $15.9 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of December 31, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2021, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2021	June 30, 2021

Productivity and Business Processes	$18,494	$22,120
Intelligent Cloud	14,549	17,710
More Personal Computing	3,726	4,311

Total	$36,769	$44,141

PART I

Item 1

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2021

Balance, beginning of period	$44,141
Deferral of revenue	44,389
Recognition of unearned revenue	(51,761)

Balance, end of period	$36,769

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $152 billion as of December 31, 2021, of which $147 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Operating lease cost	$469	$503	$1,057	$1,001

Finance lease cost:
Amortization of right-of-use assets	$264	$249	$490	$455
Interest on lease liabilities	107	94	211	186

Total finance lease cost	$371	$343	$701	$641

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$441	$482	$1,007	$973
Operating cash flows from finance leases	107	94	211	186
Financing cash flows from finance leases	222	153	422	289

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,559	1,578	2,730	2,256
Finance leases	985	1,193	2,374	1,828

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2021	June 30, 2021

Operating Leases

Operating lease right-of-use assets	$12,354	$11,088

Other current liabilities	$2,126	$1,962
Operating lease liabilities	10,774	9,629

Total operating lease liabilities	$12,900	$11,591

Finance Leases

Property and equipment, at cost	$16,152	$14,107
Accumulated depreciation	(2,795)	(2,306)

Property and equipment, net	$13,357	$11,801

Other current liabilities	$944	$791
Other long-term liabilities	13,251	11,750

Total finance lease liabilities	$14,195	$12,541

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	12 years	12 years

Weighted Average Discount Rate

Operating leases	2.0%	2.2%
Finance leases	3.2%	3.4%

The following table outlines maturities of our lease liabilities as of December 31, 2021:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2022 (excluding the six months ended December 31, 2021)	$1,149	$674
2023	2,206	1,360
2024	2,018	1,374
2025	1,751	1,702
2026	1,422	1,389
Thereafter	5,452	10,459

Total lease payments	13,998	16,958
Less imputed interest	(1,098)	(2,763)

Total	$12,900	$14,195

As of December 31, 2021, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $5.8 billion and $6.5 billion, respectively. These operating and finance leases will commence between fiscal year 2022 and fiscal year 2026 with lease terms of 1 year to 15 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 64 patent infringement cases pending against Microsoft as of December 31, 2021, none of which are material individually or in aggregate.

PART I

Item 1

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada.

Following a mediation, the parties agreed to a global settlement of all three Canadian actions and submitted the proposed settlement agreement to the courts in all three jurisdictions for approval. The claim submission process has been completed, and settlement funds will be distributed in accordance with the agreement.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing on general causation is scheduled for June of 2022.

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

As of December 31, 2021, we accrued aggregate legal liabilities of $352 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020 and was completed in November 2021.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of December 31, 2021, $56.3 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2022		2021

First Quarter	21	$6,200	25	$5,270
Second Quarter	20	6,233	27	5,750

Total	41	$12,433	52	$11,020

All repurchases were made using cash resources. Shares repurchased during the second quarter of fiscal year 2022 were under the share repurchase programs approved on both September 18, 2019 and September 14, 2021. All other shares repurchased were under the share repurchase program approved on September 18, 2019. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.2 billion and $2.7 billion for the three and six months ended December 31, 2021, respectively, and $785 million and $2.3 billion for the three and six months ended December 31, 2020, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2022				(In millions)

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,652
December 7, 2021	February 17, 2022	March 10, 2022	0.62	4,650

Total			$1.24	$9,302

Fiscal Year 2021

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,230
December 2, 2020	February 18, 2021	March 11, 2021	0.56	4,221

Total			$1.12	$8,451

The dividend declared on December 7, 2021 was included in other current liabilities as of December 31, 2021.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Derivatives

Balance, beginning of period	$(17)	$(34)	$(19)	$(38)
Unrealized gains (losses), net of tax of $(3), $7, $(6), and $12	(11)	25	(21)	45

Reclassification adjustments for (gains) losses included in other income (expense), net	14	(21)	29	(41)
Tax expense (benefit) included in provision for income taxes	(3)	4	(6)	8

Amounts reclassified from accumulated other comprehensive income (loss)	11	(17)	23	(33)

Net change related to derivatives, net of tax of $0, $3, $0, and $4	0	8	2	12

Balance, end of period	$(17)	$(26)	$(17)	$(26)

Investments

Balance, beginning of period	$2,800	$5,287	$3,222	$5,478
Unrealized losses, net of tax of $(197), $(128), $(307), and $(178)	(742)	(477)	(1,157)	(665)

Reclassification adjustments for gains included in other income (expense), net	(1)	(19)	(10)	(36)
Tax expense included in provision for income taxes	0	4	2	8

Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(15)	(8)	(28)

Net change related to investments, net of tax of $(197), $(132), $(309), and $(186)	(743)	(492)	(1,165)	(693)
Cumulative effect of accounting changes	0	0	0	10

Balance, end of period	$2,057	$4,795	$2,057	$4,795

Translation Adjustments and Other

Balance, beginning of period	$(1,500)	$(2,143)	$(1,381)	$(2,254)
Translation adjustments and other, net of tax of $0, $0, $0, and $(9)	(103)	741	(222)	852

Balance, end of period	$(1,603)	$(1,402)	$(1,603)	$(1,402)

Accumulated other comprehensive income, end of period	$437	$3,367	$437	$3,367

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

PART I

Item 1

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Revenue

Productivity and Business Processes	$15,936	$13,353	$30,975	$25,672
Intelligent Cloud	18,327	14,601	35,291	27,587
More Personal Computing	17,465	15,122	30,779	26,971

Total	$51,728	$43,076	$97,045	$80,230

Operating Income

Productivity and Business Processes	$7,688	$6,181	$15,269	$11,887
Intelligent Cloud	8,197	6,492	15,759	11,914
More Personal Computing	6,362	5,224	11,457	9,972

Total	$22,247	$17,897	$42,485	$33,773

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2021 or 2020. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

United States (a)	$26,463	$21,836	$49,293	$40,861
Other countries	25,265	21,240	47,752	39,369

Total	$51,728	$43,076	$97,045	$80,230

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Server products and cloud services	$16,375	$12,729	$31,444	$23,924
Office products and cloud services	11,251	9,881	22,059	19,159
Windows	6,600	5,514	12,276	10,665
Gaming	5,442	5,031	9,035	8,123
LinkedIn	3,531	2,577	6,667	4,783
Search and news advertising	3,064	2,386	5,720	4,329
Devices	2,285	2,120	3,646	3,740
Enterprise Services	1,823	1,695	3,614	3,332
Other	1,357	1,143	2,584	2,175

Total	$51,728	$43,076	$97,045	$80,230

PART I

Item 1

We have recast certain previously reported amounts in the table above to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud (formerly commercial cloud) revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $22.1 billion and $42.8 billion for the three and six months ended December 31, 2021, respectively, and $16.7 billion and $31.9 billion for the three and six months ended December 31, 2020, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 18 — SUBSEQUENT EVENT

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. Activision Blizzard is a leader in game development and an interactive entertainment content publisher. The acquisition will accelerate the growth in our gaming business across mobile, PC, console, and cloud and will provide building blocks for the metaverse. We expect this acquisition to close in fiscal year 2023, subject to approval by Activision Blizzard’s shareholders, the satisfaction of certain regulatory approvals, and other customary closing conditions.

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

January 25, 2022

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

Highlights from the second quarter of fiscal year 2022 compared with the second quarter of fiscal year 2021 included:

•	Microsoft Cloud (formerly commercial cloud) revenue increased 32% to $22.1 billion.
•	Office Commercial products and cloud services revenue increased 14% driven by Office 365 Commercial growth of 19%.
•	Office Consumer products and cloud services revenue increased 15% and Microsoft 365 Consumer subscribers grew to 56.4 million.
•	LinkedIn revenue increased 37%.
•	Dynamics products and cloud services revenue increased 29% driven by Dynamics 365 growth of 45%.
•	Server products and cloud services revenue increased 29% driven by Azure and other cloud services growth of 46%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 25%.
•	Windows Commercial products and cloud services revenue increased 13%.
•	Xbox content and services revenue increased 10%.

PART I

Item 2

•	Search and news advertising revenue excluding traffic acquisition costs increased 32%.
•	Surface revenue increased 8%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue or expenses from our international operations for the three or six months ended December 31, 2021.

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

Windows OEM revenue growth	Revenue from sales of Windows Pro and non-Pro licenses sold through the OEM channel

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue growth	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising digital transactions, Xbox Game Pass and other subscriptions, video games, third-party video game royalties, cloud services, and advertising

Search and news advertising revenue, excluding TAC, growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2021	2020		2021	2020

Revenue	$51,728	$43,076	20%	$97,045	$80,230	21%
Gross margin	34,768	28,882	20%	66,439	55,034	21%
Operating income	22,247	17,897	24%	42,485	33,773	26%
Net income	18,765	15,463	21%	39,270	29,356	34%
Diluted earnings per share	2.48	2.03	22%	5.19	3.85	35%
Adjusted net income (non-GAAP)	18,765	15,463	21%	35,979	29,356	23%
Adjusted diluted earnings per share (non-GAAP)	2.48	2.03	22%	4.76	3.85	24%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures which exclude the net income tax benefit related to transfer of intangible properties in the first quarter of fiscal year 2022. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results. See Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

Revenue increased $8.7 billion or 20% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue increased driven by Windows and Search and news advertising.

Cost of revenue increased $2.8 billion or 19% driven by growth in Microsoft Cloud.

Gross margin increased $5.9 billion or 20% driven by growth across each of our segments.

•

Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate for the useful lives of our server and network equipment, gross margin percentage increased 2 points driven by improvements in More Personal Computing and Productivity and Business Processes.

•

Microsoft Cloud gross margin percentage decreased slightly to 70%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 3 points driven by improvement across our cloud services, offset in part by sales mix shift to Azure and other cloud services.

Operating expenses increased $1.5 billion or 14% driven by investments in cloud engineering, Gaming, LinkedIn, and commercial sales.

Key changes in operating expenses were:

•	Research and development expenses increased $859 million or 18% driven by investments in cloud engineering and Gaming.
•	Sales and marketing expenses increased $432 million or 9% driven by investments in commercial sales and LinkedIn.
•	General and administrative expenses increased $245 million or 22% primarily driven by an increase in headcount.

Operating income increased $4.4 billion or 24% driven by growth across each of our segments.

PART I

Item 2

Six Months Ended December 31, 2021 Compared with Six Months Ended December 31, 2020

Revenue increased $16.8 billion or 21% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue increased driven by Windows, Search and news advertising, and Gaming.

Cost of revenue increased $5.4 billion or 21% driven by growth in Microsoft Cloud and Gaming.

Gross margin increased $11.4 billion or 21% driven by growth across each of our segments.

•

Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvements across each of our segments.

•

Microsoft Cloud gross margin percentage decreased slightly to 70%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 3 points driven by improvement across our cloud services offset in part by sales mix shift to Azure and other cloud services.

Operating expenses increased $2.7 billion or 13% driven by investments in cloud engineering, Gaming, commercial sales, and LinkedIn.

Key changes in operating expenses were:

•	Research and development expenses increased $1.5 billion or 16% driven by investments in cloud engineering and Gaming.
•	Sales and marketing expenses increased $748 million or 8% driven by investments in commercial sales, LinkedIn, and Windows marketing.
•	General and administrative expenses increased $413 million or 18% primarily driven by an increase in headcount.

Operating income increased $8.7 billion or 26%, including a favorable foreign currency impact of 2%, driven by growth across each of our segments.

Current year net income and diluted EPS were positively impacted by the net tax benefit related to the transfer of intangible properties, which resulted in an increase to net income and diluted EPS of $3.3 billion and $0.43, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2021	2020		2021	2020

Revenue

Productivity and Business Processes	$15,936	$13,353	19%	$30,975	$25,672	21%
Intelligent Cloud	18,327	14,601	26%	35,291	27,587	28%
More Personal Computing	17,465	15,122	15%	30,779	26,971	14%

Total	$51,728	$43,076	20%	$97,045	$80,230	21%

Operating Income

Productivity and Business Processes	$7,688	$6,181	24%	$15,269	$11,887	28%
Intelligent Cloud	8,197	6,492	26%	15,759	11,914	32%
More Personal Computing	6,362	5,224	22%	11,457	9,972	15%

Total	$22,247	$17,897	24%	$42,485	$33,773	26%

PART I

Item 2

Reportable Segments

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

Productivity and Business Processes

Revenue increased $2.6 billion or 19%.

•

Office Commercial products and cloud services revenue increased $1.1 billion or 14%. Office 365 Commercial revenue grew 19% driven by seat growth of 16%, with continued momentum in small and medium business and frontline worker offerings, and growth in revenue per user. Office Commercial products revenue declined 17% driven by continued customer shift to cloud offerings, on a low prior year comparable impacted by a slowdown in transactional licensing.

•	Office Consumer products and cloud services revenue increased $220 million or 15% driven by Microsoft 365 Consumer subscription revenue. Microsoft 365 Consumer subscribers grew 19% to 56.4 million.
•	LinkedIn revenue increased $954 million or 37% driven by advertising demand in our Marketing Solutions business and an improving job market in our Talent Solutions business.
•	Dynamics products and cloud services revenue increased 29% driven by Dynamics 365 growth of 45%.

Operating income increased $1.5 billion or 24%.

•

Gross margin increased $2.0 billion or 20% driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement across all cloud services.

•	Operating expenses increased $531 million or 13% driven by investments in cloud engineering and LinkedIn.

Intelligent Cloud

Revenue increased $3.7 billion or 26%.

•

Server products and cloud services revenue increased $3.6 billion or 29% driven by Azure and other cloud services. Azure and other cloud services revenue grew 46% driven by growth in our consumption-based services. Server products revenue increased 6% driven by hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments.

•	Enterprise Services revenue increased $128 million or 8% driven by growth in Enterprise Support Services and Microsoft Consulting Services.

Operating income increased $1.7 billion or 26%.

•

Gross margin increased $2.3 billion or 21% driven by growth in Azure and other cloud services. Gross margin percentage decreased. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly driven by improvement in Azure and other cloud services, offset in part by sales mix shift to Azure and other cloud services.

•	Operating expenses increased $569 million or 14% driven by investments in Azure and other cloud services.

More Personal Computing

Revenue increased $2.3 billion or 15%.

•

Windows revenue increased $1.1 billion or 20% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 25%, including 6 points of positive impact from the Windows 11 revenue deferral, driven by continued growth in the PC market, particularly in commercial which has higher revenue per license. Windows Commercial products and cloud services revenue increased 13% driven by demand for Microsoft 365.

•	Search and news advertising revenue increased $678 million or 28%. Search and news advertising revenue excluding traffic acquisition costs increased 32% driven by higher revenue per search.

PART I

Item 2

•

Gaming revenue increased $411 million or 8% on a strong prior year comparable that benefited from Xbox Series X|S launches and stay-at-home scenarios, driven by growth in Xbox content and services. Xbox content and services revenue increased 10% driven by growth in first-party titles and Xbox Game Pass subscriptions, offset in part by a decline in third-party titles. Xbox hardware revenue increased 4% due to continued demand for Xbox Series X|S.

•	Surface revenue increased $162 million or 8% driven by Surface Laptop.

Operating income increased $1.1 billion or 22%.

•

Gross margin increased $1.6 billion or 20% driven by growth in Windows and Search and news advertising. Gross margin percentage increased driven by sales mix shift to higher margin businesses and improvement in Search and news advertising.

•	Operating expenses increased $436 million or 17% driven by investments in Gaming, Search and news advertising, and Windows marketing.

Six Months Ended December 31, 2021 Compared with Six Months Ended December 31, 2020

Productivity and Business Processes

Revenue increased $5.3 billion or 21%.

•

Office Commercial products and cloud services revenue increased $2.5 billion or 16%. Office 365 Commercial revenue grew 21% driven by seat growth of 16%, with continued momentum in small and medium business and frontline worker offerings, and growth in revenue per user. Office Commercial products revenue declined 15% driven by continued customer shift to cloud offerings, on a low prior year comparable impacted by a slowdown in transactional licensing.

•	Office Consumer products and cloud services revenue increased $355 million or 13% driven by Microsoft 365 Consumer subscription revenue.
•	LinkedIn revenue increased $1.9 billion or 39% driven by advertising demand in our Marketing Solutions business and an improving job market in our Talent Solutions business.
•	Dynamics products and cloud services revenue increased 30% driven by Dynamics 365 growth of 46%.

Operating income increased $3.4 billion or 28%, including a favorable foreign currency impact of 2%.

•

Gross margin increased $4.2 billion or 21% driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement across all cloud services.

•	Operating expenses increased $821 million or 10% driven by investments in cloud engineering and LinkedIn.

Intelligent Cloud

Revenue increased $7.7 billion or 28%.

•

Server products and cloud services revenue increased $7.5 billion or 31% driven by Azure and other cloud services. Azure and other cloud services revenue grew 48% driven by growth in our consumption-based services. Server products revenue increased 10% driven by hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments, on a low prior year comparable impacted by a slowdown in transactional licensing.

•	Enterprise Services revenue increased $282 million or 8% driven by growth in Microsoft Consulting Services and Enterprise Support Services.

PART I

Item 2

Operating income increased $3.8 billion or 32%.

•

Gross margin increased $4.9 billion or 25% driven by growth in Azure and other cloud services. Gross margin percentage decreased. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Azure and other cloud services, offset in part by sales mix shift to Azure and other cloud services.

•	Operating expenses increased $1.1 billion or 13% driven by investments in Azure and other cloud services.

More Personal Computing

Revenue increased $3.8 billion or 14%.

•

Windows revenue increased $1.6 billion or 15% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 18% driven by continued growth in the PC market, particularly in commercial which has higher revenue per license. Windows Commercial products and cloud services revenue increased 13% driven by demand for Microsoft 365.

•

Search and news advertising revenue increased $1.4 billion or 32%. Search and news advertising revenue excluding traffic acquisition costs increased 36% driven by higher revenue per search, on a low prior year comparable.

•

Gaming revenue increased $912 million or 11% on a strong prior year comparable that benefited from Xbox Series X|S launches and stay-at-home scenarios, driven by growth in Xbox hardware and Xbox content and services. Xbox hardware revenue increased 28% driven by higher volume of consoles sold due to continued demand for Xbox Series X|S. Xbox content and services revenue increased 6% driven by growth in first-party titles and Xbox Game Pass subscriptions, offset in part by a decline in third-party titles.

•	Surface revenue decreased $105 million or 3% on a strong prior year comparable.

Operating income increased $1.5 billion or 15%.

•

Gross margin increased $2.3 billion or 15% driven by growth in Windows and Search and news advertising. Gross margin percentage increased slightly driven by sales mix shift to higher margin businesses and improvement in Search and news advertising.

•	Operating expenses increased $807 million or 16% driven by investments in Gaming, Windows marketing, and Search and news advertising.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2021	2020		2021	2020

Research and development	$5,758	$4,899	18%	$11,357	$9,825	16%
As a percent of revenue	11%	11%	0ppt	12%	12%	0ppt

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

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

Research and development expenses increased $859 million or 18% driven by investments in cloud engineering and Gaming.

PART I

Item 2

Six Months Ended December 31, 2021 Compared with Six Months Ended December 31, 2020

Research and development expenses increased $1.5 billion or 16% driven by investments in cloud engineering and Gaming.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2021	2020		2021	2020

Sales and marketing	$5,379	$4,947	9%	$9,926	$9,178	8%
As a percent of revenue	10%	11%	(1)ppt	10%	11%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

Sales and marketing expenses increased $432 million or 9% driven by investments in commercial sales and LinkedIn.

Six Months Ended December 31, 2021 Compared with Six Months Ended December 31, 2020

Sales and marketing expenses increased $748 million or 8% driven by investments in commercial sales, LinkedIn, and Windows marketing.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2021	2020		2021	2020

General and administrative	$1,384	$1,139	22%	$2,671	$2,258	18%
As a percent of revenue	3%	3%	0ppt	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

General and administrative expenses increased $245 million or 22% primarily driven by an increase in headcount.

Six Months Ended December 31, 2021 Compared with Six Months Ended December 31, 2020

General and administrative expenses increased $413 million or 18% primarily driven by an increase in headcount.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020

Interest and dividends income	$503	$545	$1,023	$1,115
Interest expense	(525)	(571)	(1,064)	(1,160)
Net recognized gains on investments	300	359	671	484
Net gains (losses) on derivatives	7	(5)	0	(2)
Net gains (losses) on foreign currency remeasurements	(13)	42	(78)	181
Other, net	(4)	70	2	70

Total	$268	$440	$554	$688

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

Interest and dividends income decreased due to lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments decreased due to lower gains on equity securities.

Six Months Ended December 31, 2021 Compared with Six Months Ended December 31, 2020

Interest and dividends income decreased due to lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments increased due to higher gains on equity securities.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 17% and 16% for the three months ended December 31, 2021 and 2020, respectively, and 9% and 15% for the six months ended December 31, 2021 and 2020, respectively. The increase in our effective tax rate for the three months ended December 31, 2021 compared to the prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries and tax benefits from final Tax Cuts and Jobs Act (“TCJA”) regulations in fiscal year 2021, offset in part by an increase in tax benefits relating to stock-based compensation. The decrease in our effective tax rate for the six months ended December 31, 2021 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeds the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2021, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, tax benefits relating to stock-based compensation, and for the six months ended December 31, 2021, the net income tax benefit related to the transfer of intangible properties.

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

As of December 31, 2021, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2021, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted net income and adjusted diluted EPS are non-GAAP financial measures which exclude the net tax benefit related to the transfer of intangible properties in the first quarter of fiscal year 2022. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2021	2020		2021	2020

Net income	$18,765	$15,463	21%	$39,270	$29,356	34%
Net income tax benefit related to transfer of intangible properties	0	0	*	(3,291)	0	*

Adjusted net income (non-GAAP)	$18,765	$15,463	21%	$35,979	$29,356	23%

Diluted earnings per share	$2.48	$2.03	22%	$5.19	$3.85	35%
Net income tax benefit related to transfer of intangible properties	0	0	*	(0.43)	0	*

Adjusted diluted earnings per share (non-GAAP)	$2.48	$2.03	22%	$4.76	$3.85	24%

*	Not meaningful.

PART I

Item 2

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $125.4 billion and $130.3 billion as of December 31, 2021 and June 30, 2021, respectively. Equity investments were $7.0 billion and $6.0 billion as of December 31, 2021 and June 30, 2021, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $7.2 billion to $39.0 billion for the six months ended December 31, 2021, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to employees and suppliers. Cash used in financing increased $4.3 billion to $28.3 billion for the six months ended December 31, 2021, mainly due to a $1.8 billion increase in common stock repurchases and a $1.6 billion increase in repayments of debt. Cash used in investing decreased $2.6 billion to $4.4 billion for the six months ended December 31, 2021, mainly due to a $5.1 billion increase in cash from net investment purchases, sales, and maturities and a $1.3 billion decrease in other investing to facilitate the purchase of components, offset in part by a $2.6 billion increase in additions to property and equipment and a $1.2 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

PART I

Item 2

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

The following table outlines the expected future recognition of unearned revenue as of December 31, 2021:

(In millions)

Three Months Ending

March 31, 2022	$16,736
June 30, 2022	10,252
September 30, 2022	4,546
December 31, 2022	2,467
Thereafter	2,768

Total	$36,769

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

For the six months ended December 31, 2021 and 2020, we repurchased 41 million shares and 52 million shares of our common stock for $12.4 billion and $11.0 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

Other Planned Uses of Capital

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. We expect this acquisition to close in fiscal year 2023, subject to approval by Activision Blizzard’s shareholders, the satisfaction of certain regulatory approvals, and other customary closing conditions.

On April 11, 2021, we entered into a definitive agreement to acquire Nuance Communications, Inc. (“Nuance”) for $56.00 per share in an all-cash transaction valued at $19.7 billion, inclusive of Nuance’s net debt. The acquisition has been approved by Nuance’s shareholders, and we expect it to close in the third quarter of fiscal year 2022, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $6.2 billion, which included $1.5 billion during the six months ended December 31, 2021. The remaining transition tax of $12.0 billion is payable over the next four years with a final payment in fiscal year 2026.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2021	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(6,687)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(142)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(3,113)	Fair Value
Credit	100 basis point increase in credit spreads	(304)	Fair Value
Equity	10% decrease in equity market prices	(659)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2018 we completed our acquisition of GitHub, Inc. (“GitHub”) for $7.5 billion, in March 2021 we completed our acquisition of ZeniMax Media Inc. for $8.1 billion, in April 2021 we announced a definitive agreement to acquire Nuance Communications, Inc. for $19.7 billion, and in January 2022 we announced a definitive agreement to acquire Activision Blizzard, Inc. for $68.7 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

PART II

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

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personal data of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may cause higher operating expenses or hinder growth of our products and services.

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

Advertising, professional, marketplace, and gaming platform abuses

For platform products and services that provide content or host ads that come from or can be influenced by third parties, including GitHub, LinkedIn, Microsoft Advertising, Microsoft News, Microsoft Store, Bing, and Xbox, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate. This activity may come from users impersonating other people or organizations, dissemination of information that may be viewed as misleading or intended to manipulate the opinions of our users, or the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business and consolidated financial statements.

PART II

Item 1A

Other digital safety abuses

Our hosted consumer services as well as our enterprise services may be used to disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. When discovered by users, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives to make platforms responsible for preventing or eliminating harmful content online have been enacted, and we expect this to continue. We may be subject to enhanced regulatory oversight, civil or criminal liability, or reputational damage if we fail to comply with content moderation regulations, adversely affecting our business and consolidated financial statements.

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

Our global operations subject us to potential consequences under anti-corruption, trade, and other laws and regulations. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them, and also cooperate with investigations by U.S. and foreign law enforcement authorities. On July 22, 2019, our Hungarian subsidiary entered into a non-prosecution agreement (“NPA”) with the U.S. Department of Justice (“DOJ”) and we agreed to the terms of a cease and desist order with the Securities and Exchange Commission. These agreements required us to pay $25.3 million in monetary penalties, disgorgement, and interest pertaining to activities at Microsoft’s subsidiary in Hungary. The NPA, which has a three-year term concluding in July 2022, also contains certain ongoing compliance requirements, including the obligations to disclose to the DOJ certain potential FCPA-related allegations or issues and to cooperate in any inquiries. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

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

PART II

Item 1A

Other regulatory areas that may apply to our products and online services offerings include requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. For example, some regulators are taking the position that our offerings such as Microsoft Teams and Skype are covered by existing laws regulating telecommunications services, and some new laws, including EU Member State laws under the European Electronic Communications Code, are defining more of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, and law enforcement surveillance obligations. Regulators may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

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

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling continues to generate uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms as negotiations continue between the U.S. and the EU on a replacement framework for the Privacy Shield, and a failure of those negotiations to conclude a replacement framework could compound that uncertainty. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. For example, the EU General Data Protection Regulation (“GDPR”) applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. Engineering efforts to build and maintain capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if our implementation to comply with the GDPR makes our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR (including in response to complaints made to regulators), it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. The highest fines assessed under GDPR have recently been increasing, especially against large technology companies. Countries around the world, such as China and India, and states in the U.S. such as California, Colorado, and Virginia, have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the handling or transfer of personal data.

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the second quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

October 1, 2021 – October 31, 2021	6,319,374	$302.43	6,319,374	$631
November 1, 2021 – November 30, 2021	6,587,797	335.96	6,587,797	58,418
December 1, 2021 – December 31, 2021	6,365,038	331.27	6,365,038	56,309

	19,272,209		19,272,209

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

December 7, 2021	February 17, 2022	March 10, 2022	$0.62	$4,650

We returned $10.9 billion to shareholders in the form of share repurchases and dividends in the second quarter of fiscal year 2022. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

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

January 25, 2022