Form 10-Q
period 2022-03-31
MICROSOFT CORP
filed 2022-04-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2022

Common Stock, $0.00000625 par value per share	7,479,033,135 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Revenue:
Product	$17,366	$16,873	$54,776	$52,136
Service and other	31,994	24,833	91,629	69,800

Total revenue	49,360	41,706	146,405	121,936

Cost of revenue:
Product	4,584	4,277	14,707	13,932
Service and other	11,031	8,768	31,514	24,309

Total cost of revenue	15,615	13,045	46,221	38,241

Gross margin	33,745	28,661	100,184	83,695
Research and development	6,306	5,204	17,663	15,029
Sales and marketing	5,595	5,082	15,521	14,260
General and administrative	1,480	1,327	4,151	3,585

Operating income	20,364	17,048	62,849	50,821
Other income (expense), net	(174)	188	380	876

Income before income taxes	20,190	17,236	63,229	51,697
Provision for income taxes	3,462	1,779	7,231	6,884

Net income	$16,728	$15,457	$55,998	$44,813

Earnings per share:
Basic	$2.23	$2.05	$7.46	$5.93
Diluted	$2.22	$2.03	$7.41	$5.88

Weighted average shares outstanding:
Basic	7,493	7,539	7,504	7,554
Diluted	7,534	7,597	7,552	7,617

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Net income	$16,728	$15,457	$55,998	$44,813

Other comprehensive income (loss), net of tax:
Net change related to derivatives	6	18	8	30
Net change related to investments	(2,882)	(1,705)	(4,047)	(2,398)
Translation adjustments and other	(37)	(218)	(259)	634

Other comprehensive loss	(2,913)	(1,905)	(4,298)	(1,734)

Comprehensive income	$13,815	$13,552	$51,700	$43,079

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2022	June 30, 2021

Assets
Current assets:
Cash and cash equivalents	$12,498	$14,224
Short-term investments	92,195	116,110

Total cash, cash equivalents, and short-term investments	104,693	130,334
Accounts receivable, net of allowance for doubtful accounts of $505 and $751	32,613	38,043
Inventories	3,296	2,636
Other current assets	13,320	13,393

Total current assets	153,922	184,406
Property and equipment, net of accumulated depreciation of $58,053 and $51,351	70,298	59,715
Operating lease right-of-use assets	12,916	11,088
Equity investments	6,907	5,984
Goodwill	67,371	49,711
Intangible assets, net	11,348	7,800
Other long-term assets	21,845	15,075

Total assets	$344,607	$333,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,085	$15,163
Current portion of long-term debt	1,749	8,072
Accrued compensation	9,067	10,057
Short-term income taxes	4,646	2,174
Short-term unearned revenue	34,027	41,525
Other current liabilities	11,865	11,666

Total current liabilities	77,439	88,657
Long-term debt	48,177	50,074
Long-term income taxes	26,483	27,190
Long-term unearned revenue	2,769	2,616
Deferred income taxes	304	198
Operating lease liabilities	11,357	9,629
Other long-term liabilities	15,154	13,427

Total liabilities	181,683	191,791

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,483 and 7,519	85,767	83,111
Retained earnings	79,633	57,055
Accumulated other comprehensive income (loss)	(2,476)	1,822

Total stockholders’ equity	162,924	141,988

Total liabilities and stockholders’ equity	$344,607	$333,779

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Operations
Net income	$16,728	$15,457	$55,998	$44,813
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,773	2,936	10,481	8,342
Stock-based compensation expense	1,906	1,525	5,505	4,547
Net recognized losses (gains) on investments and derivatives	105	(351)	(566)	(833)
Deferred income taxes	(198)	(88)	(5,985)	(116)
Changes in operating assets and liabilities:
Accounts receivable	857	290	5,800	5,125
Inventories	(279)	(329)	(662)	(349)
Other current assets	91	478	1,861	1,154
Other long-term assets	(724)	(885)	(2,230)	(2,446)
Accounts payable	520	833	284	1,181
Unearned revenue	(209)	(473)	(7,437)	(6,764)
Income taxes	1,091	1,074	1,687	(2,277)
Other current liabilities	1,287	1,590	(1,111)	394
Other long-term liabilities	438	122	781	1,259

Net cash from operations	25,386	22,179	64,406	54,030

Financing
Cash premium on debt exchange	0	(1,754)	0	(1,754)
Repayments of debt	(4,197)	(500)	(9,023)	(3,750)
Common stock issued	477	396	1,380	1,243
Common stock repurchased	(8,822)	(6,930)	(23,939)	(20,208)
Common stock cash dividends paid	(4,645)	(4,221)	(13,503)	(12,307)
Other, net	(158)	(183)	(522)	(339)

Net cash used in financing	(17,345)	(13,192)	(45,607)	(37,115)

Investing
Additions to property and equipment	(5,340)	(5,089)	(17,015)	(14,170)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(18,719)	(7,512)	(20,775)	(8,408)
Purchases of investments	(8,723)	(18,375)	(21,537)	(48,047)
Maturities of investments	1,099	15,016	15,214	44,546
Sales of investments	16,693	5,876	25,218	10,711
Other, net	(1,181)	400	(1,687)	(1,356)

Net cash used in investing	(16,171)	(9,684)	(20,582)	(16,724)

Effect of foreign exchange rates on cash and cash equivalents	24	(33)	57	(65)

Net change in cash and cash equivalents	(8,106)	(730)	(1,726)	126
Cash and cash equivalents, beginning of period	20,604	14,432	14,224	13,576

Cash and cash equivalents, end of period	$12,498	$13,702	$12,498	$13,702

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Common stock and paid-in capital
Balance, beginning of period	$84,528	$81,896	$83,111	$80,552
Common stock issued	477	396	1,380	1,513
Common stock repurchased	(1,313)	(1,528)	(4,401)	(4,322)
Stock-based compensation expense	1,906	1,525	5,505	4,547
Other, net	169	19	172	18

Balance, end of period	85,767	82,308	85,767	82,308

Retained earnings
Balance, beginning of period	75,045	44,973	57,055	34,566
Net income	16,728	15,457	55,998	44,813
Common stock cash dividends	(4,634)	(4,214)	(13,931)	(12,665)
Common stock repurchased	(7,506)	(5,481)	(19,489)	(15,947)
Cumulative effect of accounting changes	0	0	0	(32)

Balance, end of period	79,633	50,735	79,633	50,735

Accumulated other comprehensive income (loss)
Balance, beginning of period	437	3,367	1,822	3,186
Other comprehensive loss	(2,913)	(1,905)	(4,298)	(1,734)
Cumulative effect of accounting changes	0	0	0	10

Balance, end of period	(2,476)	1,462	(2,476)	1,462

Total stockholders’ equity	$162,924	$134,505	$162,924	$134,505

Cash dividends declared per common share	$0.62	$0.56	$1.86	$1.68

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

Contract Balances and Other Receivables

As of March 31, 2022 and June 30, 2021, other receivables due from suppliers were $1.0 billion and $965 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

PART I

Item 1

As of March 31, 2022 and June 30, 2021, long-term accounts receivable, net of allowance for doubtful accounts, was $3.6 billion and $3.4 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of March 31, 2022 and June 30, 2021, our financing receivables, net were $2.4 billion and $4.4 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Net income available for common shareholders (A)	$16,728	$15,457	$55,998	$44,813

Weighted average outstanding shares of common stock (B)	7,493	7,539	7,504	7,554
Dilutive effect of stock-based awards	41	58	48	63

Common stock and common stock equivalents (C)	7,534	7,597	7,552	7,617

Earnings Per Share

Basic (A/B)	$2.23	$2.05	$7.46	$5.93
Diluted (A/C)	$2.22	$2.03	$7.41	$5.88

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Interest and dividends income	$519	$519	$1,542	$1,634
Interest expense	(503)	(633)	(1,567)	(1,793)
Net recognized gains (losses) on investments	(76)	353	595	837
Net losses on derivatives	(29)	(2)	(29)	(4)
Net gains (losses) on foreign currency remeasurements	(74)	(55)	(152)	126
Other, net	(11)	6	(9)	76

Total	$(174)	$188	$380	$876

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Realized gains from sales of available-for-sale securities	$119	$33	$150	$84
Realized losses from sales of available-for-sale securities	(89)	(12)	(102)	(30)
Impairments and allowance for credit losses	(45)	(10)	(53)	(7)

Total	$(15)	$11	$(5)	$47

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Net realized gains (losses) on investments sold	$(22)	$43	$46	$76
Net unrealized gains (losses) on investments still held	(34)	299	559	725
Impairments of investments	(5)	0	(5)	(11)

Total	$(61)	$342	$600	$790

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

March 31, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$883	$0	$0	$883	$802	$81	$0
Certificates of deposit	Level 2	3,045	0	0	3,045	3,003	42	0
U.S. government securities	Level 1	79,211	347	(1,174)	78,384	3	78,381	0
U.S. agency securities	Level 2	417	0	(6)	411	0	411	0
Foreign government bonds	Level 2	508	3	(10)	501	0	501	0
Mortgage- and asset-backed securities	Level 2	602	2	(14)	590	0	590	0
Corporate notes and bonds	Level 2	11,910	31	(277)	11,664	0	11,664	0
Corporate notes and bonds	Level 3	45	0	0	45	0	45	0
Municipal securities	Level 2	324	34	(7)	351	0	351	0
Municipal securities	Level 3	103	0	(7)	96	0	96	0

Total debt investments		$97,048	$417	$(1,495)	$95,970	$3,808	$92,162	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,857	$1,234	$0	$623
Equity investments	Other				6,284	0	0	6,284

Total equity investments					$8,141	$1,234	$0	$6,907

Cash					$7,456	$7,456	$0	$0
Derivatives, net (a)					33	0	33	0

Total					$111,600	$12,498	$92,195	$6,907

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,316	$0	$0	$4,316	$1,331	$2,985	$0
Certificates of deposit	Level 2	3,615	0	0	3,615	2,920	695	0
U.S. government securities	Level 1	90,664	3,832	(111)	94,385	1,500	92,885	0
U.S. agency securities	Level 2	807	2	0	809	0	809	0
Foreign government bonds	Level 2	6,213	9	(2)	6,220	225	5,995	0
Mortgage- and asset-backed securities	Level 2	3,442	22	(6)	3,458	0	3,458	0
Corporate notes and bonds	Level 2	8,443	249	(9)	8,683	0	8,683	0
Corporate notes and bonds	Level 3	63	0	0	63	0	63	0
Municipal securities	Level 2	308	63	0	371	0	371	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$117,966	$4,177	$(135)	$122,008	$5,976	$116,032	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,582	$976	$0	$606
Equity investments	Other				5,378	0	0	5,378

Total equity investments					$6,960	$976	$0	$5,984

Cash					$7,272	$7,272	$0	$0
Derivatives, net (a)					78	0	78	0

Total					$136,318	$14,224	$116,110	$5,984

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2022 and June 30, 2021, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.8 billion and $3.3 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2022

U.S. government and agency securities	$35,798	$(918)	$2,308	$(262)	$38,106	$(1,180)
Foreign government bonds	419	(6)	30	(4)	449	(10)
Mortgage- and asset-backed securities	450	(13)	33	(1)	483	(14)
Corporate notes and bonds	8,133	(241)	461	(36)	8,594	(277)
Municipal securities	125	(7)	57	(7)	182	(14)

Total	$44,925	$(1,185)	$2,889	$(310)	$47,814	$(1,495)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2021

U.S. government and agency securities	$5,294	$(111)	$0	$0	$5,294	$(111)
Foreign government bonds	3,148	(1)	5	(1)	3,153	(2)
Mortgage- and asset-backed securities	1,211	(5)	87	(1)	1,298	(6)
Corporate notes and bonds	1,678	(8)	34	(1)	1,712	(9)
Municipal securities	58	(7)	1	0	59	(7)

Total	$11,389	$(132)	$127	$(3)	$11,516	$(135)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

March 31, 2022

Due in one year or less	$20,401	$20,496
Due after one year through five years	56,463	56,076
Due after five years through 10 years	18,807	18,049
Due after 10 years	1,377	1,349

Total	$97,048	$95,970

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2022, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	March 31, 2022	June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	0	6,081
Interest rate contracts purchased	1,160	1,247

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	8,151	14,223
Foreign exchange contracts sold	13,929	23,391
Other contracts purchased	2,757	2,456
Other contracts sold	869	763

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	March 31, 2022		June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts	$0	$(39)	$76	$(8)
Interest rate contracts	0	(43)	40	0

Not Designated as Hedging Instruments

Foreign exchange contracts	234	(322)	227	(291)
Other contracts	96	(25)	56	(36)

Gross amounts of derivatives	330	(429)	399	(335)
Gross amounts of derivatives offset in the balance sheet	(175)	177	(141)	142
Cash collateral received	0	(175)	0	(42)

Net amounts of derivatives	$155	$(427)	$258	$(235)

Reported as

Short-term investments	$33	$0	$78	$0
Other current assets	167	0	137	0
Other long-term assets	(45)	0	43	0
Other current liabilities	0	(311)	0	(182)
Other long-term liabilities	0	(116)	0	(53)

Total	$155	$(427)	$258	$(235)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $314 million and $426 million, respectively, as of March 31, 2022, and $395 million and $335 million, respectively, as of June 30, 2021.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2022

Derivative assets	$0	$314	$16	$330
Derivative liabilities	0	(429)	0	(429)

June 30, 2021

Derivative assets	0	396	3	399
Derivative liabilities	0	(335)	0	(335)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$482	$49	$189
Hedged items	0	(474)	(50)	(181)
Excluded from effectiveness assessment	0	7	4	25

Interest rate contracts
Derivatives	(57)	(41)	(71)	(50)
Hedged items	61	46	83	62

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	(15)	(26)	(44)	15

Not Designated as Hedging Instruments

Foreign exchange contracts	35	(130)	308	67
Other contracts	(29)	(17)	(41)	(10)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(6)	$(2)	$(27)	$43

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2022	June 30, 2021

Raw materials	$1,369	$1,190
Work in process	87	79
Finished goods	1,840	1,367

Total	$3,296	$2,636

NOTE 7 — BUSINESS COMBINATIONS

Nuance Communications, Inc.

On March 4, 2022, we completed our acquisition of Nuance Communications, Inc. (“Nuance”) for a total purchase price of $18.8 billion, consisting primarily of cash. Nuance is a cloud and artificial intelligence (“AI”) software provider with healthcare and enterprise AI experience, and the acquisition will build on our industry-specific cloud offerings. The financial results of Nuance have been included in our consolidated financial statements since the date of the acquisition. Nuance is reported as part of our Intelligent Cloud segment.

PART I

Item 1

The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Goodwill (a)	$16,295
Intangible assets	4,340
Other assets	29
Other liabilities (b)	(1,897)

Total	$18,767

(a)

Goodwill was assigned to our Intelligent Cloud segment and was primarily attributed to increased synergies that are expected to be achieved from the integration of Nuance. None of the goodwill is expected to be deductible for income tax purposes.

(b)

Includes $986 million of convertible senior notes issued by Nuance in 2015 and 2017, of which $947 million was redeemed prior to March 31, 2022. The remaining $39 million of notes are redeemable through their respective maturity dates and are included in other current liabilities on our consolidated balance sheets as of March 31, 2022.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Customer-related	$2,560	9 years
Technology-based	1,560	4 years
Marketing-related	220	4 years

Total	$4,340	7 years

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

PART I

Item 1

Following are details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Technology-based	$1,341	4 years
Marketing-related	627	11 years

Total	$1,968	6 years

Activision Blizzard, Inc.

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2021	Acquisitions		Other	March 31, 2022

Productivity and Business Processes	$24,317	$599		$(9)	$24,907
Intelligent Cloud	13,256	16,879	(a)	83	30,218
More Personal Computing	12,138	224		(116)	12,246

Total	$49,711	$17,702		$(42)	$67,371

(a)	Includes goodwill of $16.3 billion related to Nuance. See Note 7 – Business Combinations for further information.

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

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2022				June 30, 2021

Technology-based	$11,570		$(7,346)	$4,224	$9,779	$(7,007)	$2,772
Customer-related	7,578		(3,366)	4,212	4,958	(2,859)	2,099
Marketing-related	5,033		(2,131)	2,902	4,792	(1,878)	2,914
Contract-based	343		(333)	10	446	(431)	15

Total	$24,524	(a)	$(13,176)	$11,348	$19,975	$(12,175)	$7,800

(a)	Includes intangible assets of $4.3 billion related to Nuance. See Note 7 – Business Combinations for further information.

Intangible assets amortization expense was $502 million and $1.4 billion for the three and nine months ended March 31, 2022, respectively, and $405 million and $1.2 billion for the three and nine months ended March 31, 2021, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2022:

(In millions)

Year Ending June 30,

2022 (excluding the nine months ended March 31, 2022)	$618
2023	2,579
2024	2,275
2025	1,551
2026	1,110
Thereafter	3,215

Total	$11,348

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			March 31, 2022	June 30, 2021

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion (a)			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion (a)			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion (a)	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,204	1,204
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,559	4,803
2015 issuance of $23.8 billion (a)	2022	–	2055	2.65%	–	4.75%	2.72%	–	4.78%	10,805	12,305
2016 issuance of $19.8 billion (a)	2023	–	2056	2.00%	–	3.95%	2.10%	–	4.03%	9,430	12,180
2017 issuance of $17.0 billion (a)	2024	–	2057	2.88%	–	4.50%	3.04%	–	4.53%	8,945	10,695
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion (a)	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										55,666	63,910
Unamortized discount and issuance costs										(481)	(511)
Hedge fair value adjustments (b)										(43)	40
Premium on debt exchange (a)										(5,216)	(5,293)

Total debt										49,926	58,146
Current portion of long-term debt										(1,749)	(8,072)

Long-term debt										$48,177	$50,074

(a)	In March 2021 and June 2020, we exchanged a portion of our existing debt at a premium for cash and new debt with longer maturities. The premiums are amortized over the terms of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of March 31, 2022 and June 30, 2021, the estimated fair value of long-term debt, including the current portion, was $55.9 billion and $70.0 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2022:

(In millions)

Year Ending June 30,

2022 (excluding the nine months ended March 31, 2022)	$0
2023	2,750
2024	5,250
2025	2,250
2026	3,000
Thereafter	42,416

Total	$55,666

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 17% and 10% for the three months ended March 31, 2022 and 2021, respectively, and 11% and 13% for the nine months ended March 31, 2022 and 2021, respectively. The increase in our effective tax rate for the three months ended March 31, 2022 compared to the prior year was primarily due to tax benefits from a decision by the India Supreme Court on withholding taxes in the case of Engineering Analysis Centre of Excellence Private Limited vs The Commissioner of Income Tax and an agreement between the U.S. and India tax authorities related to transfer pricing in fiscal year 2021, a decrease in tax benefits relating to stock-based compensation, and changes in the mix of our income before income taxes between the U.S. and foreign countries. The decrease in our effective tax rate for the nine months ended March 31, 2022 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties, offset in part by tax benefits from the India Supreme Court decision on withholding taxes and an agreement between the U.S. and India tax authorities related to transfer pricing in fiscal year 2021, and changes in the mix of our income before income taxes between the U.S. and foreign countries.

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

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2022, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, tax benefits relating to stock-based compensation, and for the nine months ended March 31, 2022, the net income tax benefit related to the transfer of intangible properties.

Uncertain Tax Positions

As of March 31, 2022 and June 30, 2021, unrecognized tax benefits and other income tax liabilities were $16.7 billion and $15.9 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of March 31, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2021, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

PART I

Item 1

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2022	June 30, 2021

Productivity and Business Processes	$18,578	$22,120
Intelligent Cloud	14,524	17,710
More Personal Computing	3,694	4,311

Total	$36,796	$44,141

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2022

Balance, beginning of period	$44,141
Deferral of revenue	70,939
Recognition of unearned revenue	(78,284)

Balance, end of period	$36,796

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $160 billion as of March 31, 2022, of which $155 billion is related to the commercial portion of revenue. We expect to recognize approximately 50% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of 1 year to 19 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Operating lease cost	$744	$553	$1,801	$1,554

Finance lease cost:
Amortization of right-of-use assets	$289	$211	$779	$666
Interest on lease liabilities	109	100	320	286

Total finance lease cost	$398	$311	$1,099	$952

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$726	$533	$1,733	$1,506
Operating cash flows from finance leases	109	100	320	286
Financing cash flows from finance leases	233	168	655	457

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,421	1,106	4,151	3,362
Finance leases	720	836	3,094	2,664

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2022	June 30, 2021

Operating Leases

Operating lease right-of-use assets	$12,916	$11,088

Other current liabilities	$2,159	$1,962
Operating lease liabilities	11,357	9,629

Total operating lease liabilities	$13,516	$11,591

Finance Leases

Property and equipment, at cost	$16,803	$14,107
Accumulated depreciation	(3,084)	(2,306)

Property and equipment, net	$13,719	$11,801

Other current liabilities	$988	$791
Other long-term liabilities	13,551	11,750

Total finance lease liabilities	$14,539	$12,541

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	12 years	12 years

Weighted Average Discount Rate

Operating leases	2.0%	2.2%
Finance leases	3.1%	3.4%

PART I

Item 1

The following table outlines maturities of our lease liabilities as of March 31, 2022:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2022 (excluding the nine months ended March 31, 2022)	$601	$346
2023	2,335	1,404
2024	2,160	1,420
2025	1,885	1,749
2026	1,531	1,435
Thereafter	6,074	10,928

Total lease payments	14,586	17,282
Less imputed interest	(1,070)	(2,743)

Total	$13,516	$14,539

As of March 31, 2022, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $5.7 billion and $5.9 billion, respectively. These operating and finance leases will commence between fiscal year 2022 and fiscal year 2027 with lease terms of 1 year to 17 years.

NOTE 14 — CONTINGENCIES

Patent and Intellectual Property Claims

There were 64 patent infringement cases pending against Microsoft as of March 31, 2022, none of which are material individually or in aggregate.

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

PART I

Item 1

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which the defendants have moved to strike. In August 2018, the trial court issued an order striking portions of the plaintiffs’ expert reports. A hearing on general causation is scheduled for September of 2022.

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

As of March 31, 2022, we accrued aggregate legal liabilities of $391 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020 and was completed in November 2021.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of March 31, 2022, $48.5 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2022		2021

First Quarter	21	$6,200	25	$5,270
Second Quarter	20	6,233	27	5,750
Third Quarter	26	7,800	25	5,750

Total	67	$20,233	77	$16,770

All repurchases were made using cash resources. Shares repurchased during the third quarter of fiscal year 2022 were under the share repurchase program approved on September 14, 2021. Shares repurchased during the second quarter of fiscal year 2022 were under the share repurchase programs approved on both September 14, 2021 and September 18, 2019. All other shares repurchased were under the share repurchase program approved on September 18, 2019. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.0 billion and $3.7 billion for the three and nine months ended March 31, 2022, respectively, and $1.1 billion and $3.4 billion the three and nine months ended March 31, 2021, respectively.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2022				(In millions)

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,652
December 7, 2021	February 17, 2022	March 10, 2022	0.62	4,645
March 14, 2022	May 19, 2022	June 9, 2022	0.62	4,639

Total			$1.86	$13,936

Fiscal Year 2021

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,230
December 2, 2020	February 18, 2021	March 11, 2021	0.56	4,221
March 16, 2021	May 20, 2021	June 10, 2021	0.56	4,214

Total			$1.68	$12,665

The dividend declared on March 14, 2022 was included in other current liabilities as of March 31, 2022.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Derivatives

Balance, beginning of period	$(17)	$(26)	$(19)	$(38)
Unrealized gains (losses), net of tax of $(1), $0, $(7), and $12	(6)	(2)	(27)	43

Reclassification adjustments for (gains) losses included in other income (expense), net	15	26	44	(15)
Tax expense (benefit) included in provision for income taxes	(3)	(6)	(9)	2

Amounts reclassified from accumulated other comprehensive income (loss)	12	20	35	(13)

Net change related to derivatives, net of tax of $2, $6, $2, and $10	6	18	8	30

Balance, end of period	$(11)	$(8)	$(11)	$(8)

Investments

Balance, beginning of period	$2,057	$4,795	$3,222	$5,478
Unrealized losses, net of tax of $(769), $(451), $(1,076), and $(629)	(2,894)	(1,696)	(4,051)	(2,361)

Reclassification adjustments for (gains) losses included in other income (expense), net	15	(11)	5	(47)
Tax expense (benefit) included in provision for income taxes	(3)	2	(1)	10

Amounts reclassified from accumulated other comprehensive income (loss)	12	(9)	4	(37)

Net change related to investments, net of tax of $(766), $(453), $(1,075), and $(639)	(2,882)	(1,705)	(4,047)	(2,398)
Cumulative effect of accounting changes	0	0	0	10

Balance, end of period	$(825)	$3,090	$(825)	$3,090

Translation Adjustments and Other

Balance, beginning of period	$(1,603)	$(1,402)	$(1,381)	$(2,254)
Translation adjustments and other, net of tax of $0, $0, $0, and $(9)	(37)	(218)	(259)	634

Balance, end of period	$(1,640)	$(1,620)	$(1,640)	$(1,620)

Accumulated other comprehensive income (loss), end of period	$(2,476)	$1,462	$(2,476)	$1,462

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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business and developers. This segment primarily comprises:

•

Server products and cloud services, including Azure and other cloud services; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and Nuance and GitHub.

•	Enterprise Services, including Enterprise Support Services, Microsoft Consulting Services, and Nuance professional services.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Revenue

Productivity and Business Processes	$15,789	$13,552	$46,764	$39,224
Intelligent Cloud	19,051	15,118	54,342	42,705
More Personal Computing	14,520	13,036	45,299	40,007

Total	$49,360	$41,706	$146,405	$121,936

Operating Income

Productivity and Business Processes	$7,184	$6,029	$22,453	$17,916
Intelligent Cloud	8,281	6,425	24,040	18,339
More Personal Computing	4,899	4,594	16,356	14,566

Total	$20,364	$17,048	$62,849	$50,821

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2022 or 2021. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

United States (a)	$24,771	$20,373	$74,064	$61,234
Other countries	24,589	21,333	72,341	60,702

Total	$49,360	$41,706	$146,405	$121,936

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue from external customers, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Server products and cloud services	$17,038	$13,204	$48,482	$37,128
Office products and cloud services	11,164	10,016	33,223	29,175
Windows	6,077	5,463	18,353	16,128
Gaming	3,740	3,533	12,775	11,656
LinkedIn	3,437	2,562	10,104	7,345
Search and news advertising	2,945	2,401	8,665	6,730
Enterprise Services	1,891	1,803	5,505	5,135
Devices	1,764	1,599	5,410	5,339
Other	1,304	1,125	3,888	3,300

Total	$49,360	$41,706	$146,405	$121,936

We have recast certain previously reported amounts in the table above to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud (formerly commercial cloud) revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $23.4 billion and $66.2 billion for the three and nine months ended March 31, 2022, respectively, and $17.7 billion and $49.6 billion for the three and nine months ended March 31, 2021, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of March 31, 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 26, 2022

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

Highlights from the third quarter of fiscal year 2022 compared with the third quarter of fiscal year 2021 included:

•	Microsoft Cloud (formerly commercial cloud) revenue increased 32% to $23.4 billion.
•	Office Commercial products and cloud services revenue increased 12% driven by Office 365 Commercial growth of 17%.
•	Office Consumer products and cloud services revenue increased 11% and Microsoft 365 Consumer subscribers grew to 58.4 million.
•	LinkedIn revenue increased 34%.
•	Dynamics products and cloud services revenue increased 22% driven by Dynamics 365 growth of 35%.
•	Server products and cloud services revenue increased 29% driven by Azure and other cloud services growth of 46%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 11%.
•	Windows Commercial products and cloud services revenue increased 14%.
•	Xbox content and services revenue increased 4%.

PART I

Item 2

•	Search and news advertising revenue excluding traffic acquisition costs increased 23%.
•	Surface revenue increased 13%.

On March 4, 2022, we completed our acquisition of Nuance Communications, Inc. (“Nuance”) for a total purchase price of $18.8 billion, consisting primarily of cash. Nuance is a cloud and artificial intelligence (“AI”) software provider with healthcare and enterprise AI experience, and the acquisition will build on our industry-specific cloud offerings. The financial results of Nuance have been included in our consolidated financial statements since the date of the acquisition. Nuance is reported as part of our Intelligent Cloud segment. Refer to Note 7 – Business Combinations of the Notes to the Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations for the three months ended March 31, 2022, and did not have a material impact on reported revenue or expenses from our international operations for the nine months ended March 31, 2022.

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

In the third quarter of fiscal year 2022, we completed our acquisition of Nuance. Nuance is included in all commercial metrics and our Server products and cloud services revenue growth metric. Azure and other cloud services revenue includes Nuance cloud services, and Server products revenue includes Nuance on-premises offerings.

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

Server products and cloud services revenue growth

Revenue from Server products and cloud services, including Azure and other cloud services; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and Nuance and GitHub

More Personal Computing

Metrics related to our More Personal Computing segment assess the performance of key lines of business within this segment. These metrics provide strategic product insights which allow us to assess the performance across our commercial and consumer businesses. As we have diversity of target audiences and sales motions within the Windows business, we monitor metrics that are reflective of those varying motions.

Windows OEM revenue growth	Revenue from sales of Windows Pro and non-Pro licenses sold through the OEM channel

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Surface revenue growth	Revenue from Surface devices and accessories

Xbox content and services revenue growth	Revenue from Xbox content and services, comprising digital transactions, Xbox Game Pass and other subscriptions, video games, third-party video game royalties, cloud services, and advertising

Search and news advertising revenue, excluding TAC, growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2022	2021		2022	2021

Revenue	$49,360	$41,706	18%	$146,405	$121,936	20%
Gross margin	33,745	28,661	18%	100,184	83,695	20%
Operating income	20,364	17,048	19%	62,849	50,821	24%
Net income	16,728	15,457	8%	55,998	44,813	25%
Diluted earnings per share	2.22	2.03	9%	7.41	5.88	26%

Adjusted net income (non-GAAP)	16,728	14,837	13%	52,707	44,193	19%
Adjusted diluted earnings per share (non-GAAP)	2.22	1.95	14%	6.98	5.80	20%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures which exclude the net income tax benefit related to transfer of intangible properties in the first quarter of fiscal year 2022 and the net income tax benefit related to an India Supreme Court decision on withholding taxes in the third quarter of fiscal year 2021. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results. Refer to Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenue increased $7.7 billion or 18% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue increased driven by Windows and Search and news advertising.

Cost of revenue increased $2.6 billion or 20% driven by growth in Microsoft Cloud.

Gross margin increased $5.1 billion or 18% driven by growth across each of our segments.

•

Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate for the useful lives of our server and network equipment, gross margin percentage increased 1 point driven by improvements in Productivity and Business Processes and Intelligent Cloud.

•

Microsoft Cloud gross margin percentage decreased slightly to 70%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 3 points driven by improvement across our cloud services, offset in part by sales mix shift to Azure and other cloud services.

Operating expenses increased $1.8 billion or 15% driven by investments in cloud engineering, LinkedIn, and commercial sales.

Key changes in operating expenses were:

•	Research and development expenses increased $1.1 billion or 21% driven by investments in cloud engineering.
•	Sales and marketing expenses increased $513 million or 10% driven by investments in commercial sales and LinkedIn. Sales and marketing included a favorable foreign currency impact of 3%.
•	General and administrative expenses increased $153 million or 12% driven by investments in corporate functions. General and administrative included a favorable foreign currency impact of 2%.

Operating income increased $3.3 billion or 19% driven by growth across each of our segments.

Prior year net income and diluted EPS were positively impacted by the tax benefit related to the India Supreme Court decision on withholding taxes, which resulted in an increase to net income and diluted EPS of $620 million and $0.08, respectively.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 3%, and 4%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

PART I

Item 2

Nine Months Ended March 31, 2022 Compared with Nine Months Ended March 31, 2021

Revenue increased $24.5 billion or 20% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue increased driven by Windows, Search and news advertising, and Gaming.

Cost of revenue increased $8.0 billion or 21% driven by growth in Microsoft Cloud.

Gross margin increased $16.5 billion or 20% driven by growth across each of our segments.

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

Operating expenses increased $4.5 billion or 14% driven by investments in cloud engineering, LinkedIn, Gaming, and commercial sales.

Key changes in operating expenses were:

•	Research and development expenses increased $2.6 billion or 18% driven by investments in cloud engineering and Gaming.
•	Sales and marketing expenses increased $1.3 billion or 9% driven by investments in commercial sales, LinkedIn, and Windows marketing.
•	General and administrative expenses increased $566 million or 16% driven by investments in corporate functions.

Operating income increased $12.0 billion or 24% driven by growth across each of our segments.

Current year net income and diluted EPS were positively impacted by the net tax benefit related to the transfer of intangible properties, which resulted in an increase to net income and diluted EPS of $3.3 billion and $0.43, respectively. Prior year net income and diluted EPS were positively impacted by the net tax benefit related to the India Supreme Court decision on withholding taxes, which resulted in an increase to net income and diluted EPS of $620 million and $0.08, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2022	2021		2022	2021

Revenue

Productivity and Business Processes	$15,789	$13,552	17%	$46,764	$39,224	19%
Intelligent Cloud	19,051	15,118	26%	54,342	42,705	27%
More Personal Computing	14,520	13,036	11%	45,299	40,007	13%

Total	$49,360	$41,706	18%	$146,405	$121,936	20%

Operating Income

Productivity and Business Processes	$7,184	$6,029	19%	$22,453	$17,916	25%
Intelligent Cloud	8,281	6,425	29%	24,040	18,339	31%
More Personal Computing	4,899	4,594	7%	16,356	14,566	12%

Total	$20,364	$17,048	19%	$62,849	$50,821	24%

PART I

Item 2

Reportable Segments

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Productivity and Business Processes

Revenue increased $2.2 billion or 17%.

•

Office Commercial products and cloud services revenue increased $999 million or 12%. Office 365 Commercial revenue grew 17% driven by seat growth of 16%, with continued momentum in small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 28% driven by continued customer shift to cloud offerings.

•	Office Consumer products and cloud services revenue increased $150 million or 11% driven by Microsoft 365 Consumer subscription revenue. Microsoft 365 Consumer subscribers grew 16% to 58.4 million.
•	LinkedIn revenue increased $875 million or 34% driven by a strong job market in our Talent Solutions business and advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 22% driven by Dynamics 365 growth of 35%.

Operating income increased $1.2 billion or 19%.

•

Gross margin increased $1.7 billion or 16% driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement across all cloud services.

•	Operating expenses increased $565 million or 13% driven by investments in LinkedIn and cloud engineering.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 3%, and 4%, respectively.

Intelligent Cloud

Revenue increased $3.9 billion or 26%.

•

Server products and cloud services revenue increased $3.8 billion or 29% driven by Azure and other cloud services. Azure and other cloud services revenue grew 46% driven by growth in our consumption-based services. Server products revenue increased 5% driven by hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments.

•	Enterprise Services revenue increased $88 million or 5% driven by growth in Enterprise Support Services.

Operating income increased $1.9 billion or 29%.

•

Gross margin increased $2.6 billion or 24% driven by growth in Azure and other cloud services. Gross margin percentage decreased. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Azure and other cloud services, offset in part by sales mix shift to Azure and other cloud services.

•	Operating expenses increased $753 million or 17% driven by investments in Azure and other cloud services.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 3%, and 4%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

More Personal Computing

Revenue increased $1.5 billion or 11%.

•

Windows revenue increased $614 million or 11% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 11% driven by continued strength in the commercial PC market, which has higher revenue per license. Windows Commercial products and cloud services revenue increased 14% driven by demand for Microsoft 365.

•

Search and news advertising revenue increased $544 million or 23%. Search and news advertising revenue excluding traffic acquisition costs increased 23% driven by higher revenue per search and search volume.

PART I

Item 2

•

Gaming revenue increased $207 million or 6% on a strong prior year comparable that benefited from Xbox Series X|S launches, driven by growth in Xbox content and services and Xbox Hardware. Xbox content and services revenue increased 4% driven by growth in Xbox Game Pass subscriptions and first-party titles, offset in part by a decline in third-party titles. Xbox hardware revenue increased 14% due to continued demand for Xbox Series X|S.

•	Surface revenue increased $195 million or 13%.

Operating income increased $305 million or 7%.

•	Gross margin increased $755 million or 10% driven by growth in Windows and Search and news advertising. Gross margin percentage decreased slightly.
•	Operating expenses increased $450 million or 17% driven by investments in Gaming, Search and news advertising, and Windows marketing.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 3%, and 3%, respectively.

Nine Months Ended March 31, 2022 Compared with Nine Months Ended March 31, 2021

Productivity and Business Processes

Revenue increased $7.5 billion or 19%.

•

Office Commercial products and cloud services revenue increased $3.5 billion or 14%. Office 365 Commercial revenue grew 20% driven by seat growth of 16%, with continued momentum in small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 19% driven by continued customer shift to cloud offerings, on a low prior year comparable impacted by a slowdown in transactional licensing.

•	Office Consumer products and cloud services revenue increased $505 million or 12% driven by Microsoft 365 Consumer subscription revenue.
•	LinkedIn revenue increased $2.8 billion or 38% driven by a strong job market in our Talent Solutions business and advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 27% driven by Dynamics 365 growth of 42%.

Operating income increased $4.5 billion or 25%.

•

Gross margin increased $5.9 billion or 19% driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement across all cloud services.

•	Operating expenses increased $1.4 billion or 11% driven by investments in cloud engineering and LinkedIn.

Intelligent Cloud

Revenue increased $11.6 billion or 27%.

•

Server products and cloud services revenue increased $11.4 billion or 31% driven by Azure and other cloud services. Azure and other cloud services revenue grew 47% driven by growth in our consumption-based services. Server products revenue increased 8% driven by hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments.

•	Enterprise Services revenue increased $370 million or 7% driven by growth in Enterprise Support Services and Microsoft Consulting Services.

Operating income increased $5.7 billion or 31%.

•

Gross margin increased $7.5 billion or 24% driven by growth in Azure and other cloud services. Gross margin percentage decreased. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Azure and other cloud services, offset in part by sales mix shift to Azure and other cloud services.

•	Operating expenses increased $1.8 billion or 15% driven by investments in Azure and other cloud services.

PART I

Item 2

More Personal Computing

Revenue increased $5.3 billion or 13%.

•

Windows revenue increased $2.2 billion or 14% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 16% driven by continued strength in the commercial PC market, which has higher revenue per license. Windows Commercial products and cloud services revenue increased 13% driven by demand for Microsoft 365.

•	Search and news advertising revenue increased $1.9 billion or 29%. Search and news advertising revenue excluding traffic acquisition costs increased 31% driven by higher revenue per search.
•

Gaming revenue increased $1.1 billion or 10% on a strong prior year comparable that benefited from Xbox Series X|S launches and stay-at-home scenarios, driven by growth in Xbox hardware and Xbox content and services. Xbox hardware revenue increased 25% due to continued demand for Xbox Series X|S. Xbox content and services revenue increased 6% driven by growth in first-party titles and Xbox Game Pass subscriptions, offset in part by a decline in third-party titles.

•	Surface revenue increased $90 million or 2%.

Operating income increased $1.8 billion or 12%.

•

Gross margin increased $3.0 billion or 14% driven by growth in Windows and Search and news advertising. Gross margin percentage increased slightly driven by sales mix shift to higher margin businesses and improvement in Search and news advertising.

•	Operating expenses increased $1.3 billion or 16% driven by investments in Gaming, Windows marketing, and Search and news advertising.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2022	2021		2022	2021

Research and development	$6,306	$5,204	21%	$17,663	$15,029	18%
As a percent of revenue	13%	12%	1ppt	12%	12%	0ppt

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

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Research and development expenses increased $1.1 billion or 21% driven by investments in cloud engineering.

Nine Months Ended March 31, 2022 Compared with Nine Months Ended March 31, 2021

Research and development expenses increased $2.6 billion or 18% driven by investments in cloud engineering and Gaming.

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2022	2021		2022	2021

Sales and marketing	$5,595	$5,082	10%	$15,521	$14,260	9%
As a percent of revenue	11%	12%	(1)ppt	11%	12%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Sales and marketing expenses increased $513 million or 10% driven by investments in commercial sales and LinkedIn. Sales and marketing included a favorable foreign currency impact of 3%.

Nine Months Ended March 31, 2022 Compared with Nine Months Ended March 31, 2021

Sales and marketing expenses increased $1.3 billion or 9% driven by investments in commercial sales, LinkedIn, and Windows marketing.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2022	2021		2022	2021

General and administrative	$1,480	$1,327	12%	$4,151	$3,585	16%
As a percent of revenue	3%	3%	0ppt	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

General and administrative expenses increased $153 million or 12% driven by investments in corporate functions. General and administrative included a favorable foreign currency impact of 2%.

Nine Months Ended March 31, 2022 Compared with Nine Months Ended March 31, 2021

General and administrative expenses increased $566 million or 16% driven by investments in corporate functions.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021

Interest and dividends income	$519	$519	$1,542	$1,634
Interest expense	(503)	(633)	(1,567)	(1,793)
Net recognized gains (losses) on investments	(76)	353	595	837
Net losses on derivatives	(29)	(2)	(29)	(4)
Net gains (losses) on foreign currency remeasurements	(74)	(55)	(152)	126
Other, net	(11)	6	(9)	76

Total	$(174)	$188	$380	$876

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Interest and dividends income was unchanged as lower portfolio balances were offset by higher yields on interest rate securities. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized losses on investments increased due to losses on equity securities in the current period compared to gains in the prior period.

Nine Months Ended March 31, 2022 Compared with Nine Months Ended March 31, 2021

Interest and dividends income decreased due to lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments decreased due to lower gains on equity securities.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 17% and 10% for the three months ended March 31, 2022 and 2021, respectively, and 11% and 13% for the nine months ended March 31, 2022 and 2021, respectively. The increase in our effective tax rate for the three months ended March 31, 2022 compared to the prior year was primarily due to tax benefits from a decision by the India Supreme Court on withholding taxes in the case of Engineering Analysis Centre of Excellence Private Limited vs The Commissioner of Income Tax and an agreement between the U.S. and India tax authorities related to transfer pricing in fiscal year 2021, a decrease in tax benefits relating to stock-based compensation, and changes in the mix of our income before income taxes between the U.S. and foreign countries. The decrease in our effective tax rate for the nine months ended March 31, 2022 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties, offset in part by tax benefits from the India Supreme Court decision on withholding taxes and an agreement between the U.S. and India tax authorities related to transfer pricing in fiscal year 2021, and changes in the mix of our income before income taxes between the U.S. and foreign countries.

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

PART I

Item 2

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeds the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2022, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, tax benefits relating to stock-based compensation, and for the nine months ended March 31, 2022, the net income tax benefit related to the transfer of intangible properties.

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

As of March 31, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2021, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted net income and adjusted diluted EPS are non-GAAP financial measures which exclude the net tax benefit related to the transfer of intangible properties in the first quarter of fiscal year 2022 and the net income tax benefit related to an India Supreme Court decision on withholding taxes in the third quarter of fiscal year 2021. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2022	2021		2022	2021

Net income	$16,728	$15,457	8%	$55,998	$44,813	25%
Net income tax benefit related to transfer of intangible properties	0	0	*	(3,291)	0	*
Net income tax benefit related to India Supreme Court decision on withholding taxes	0	(620)	*	0	(620)	*

Adjusted net income (non-GAAP)	$16,728	$14,837	13%	$52,707	$44,193	19%

Diluted earnings per share	$2.22	$2.03	9%	$7.41	$5.88	26%
Net income tax benefit related to transfer of intangible properties	0	0	*	(0.43)	0	*
Net income tax benefit related to India Supreme Court decision on withholding taxes	0	(0.08)	*	0	(0.08)	*

Adjusted diluted earnings per share (non-GAAP)	$2.22	$1.95	14%	$6.98	$5.80	20%

*	Not meaningful.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $104.7 billion and $130.3 billion as of March 31, 2022 and June 30, 2021, respectively. Equity investments were $6.9 billion and $6.0 billion as of March 31, 2022 and June 30, 2021, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $10.4 billion to $64.4 billion for the nine months ended March 31, 2022, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees. Cash used in financing increased $8.5 billion to $45.6 billion for the nine months ended March 31, 2022, mainly due to a $5.3 billion increase in repayments of debt and a $3.7 billion increase in common stock repurchases. Cash used in investing increased $3.9 billion to $20.6 billion for the nine months ended March 31, 2022, mainly due to a $12.4 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $2.8 billion increase in additions to property and equipment, offset in part by a $11.7 billion increase in cash from net investment purchases, sales, and maturities.

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

The following table outlines the expected future recognition of unearned revenue as of March 31, 2022:

(In millions)

Three Months Ending

June 30, 2022	$16,179
September 30, 2022	8,873
December 31, 2022	6,481
March 31, 2023	2,494
Thereafter	2,769

Total	$36,796

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

PART I

Item 2

Share Repurchases

For the nine months ended March 31, 2022 and 2021, we repurchased 67 million shares and 77 million shares of our common stock for $20.2 billion and $16.8 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Liquidity

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $6.2 billion, which included $1.5 billion during the nine months ended March 31, 2022. The remaining transition tax of $12.0 billion is payable over the next four years with a final payment in fiscal year 2026.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2022	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(6,693)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(94)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,718)	Fair Value
Credit	100 basis point increase in credit spreads	(376)	Fair Value
Equity	10% decrease in equity market prices	(648)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2018 we completed our acquisition of GitHub, Inc. (“GitHub”) for $7.5 billion, in March 2021 we completed our acquisition of ZeniMax Media Inc. for $8.1 billion, and in March 2022 we completed our acquisition of Nuance Communications, Inc. for $18.8 billion. In January 2022 we announced a definitive agreement to acquire Activision Blizzard, Inc. for $68.7 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Nation state and state sponsored actors can deploy significant resources to plan and carry out exploits. Nation state attacks against us or our customers may intensify during periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

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

Our global operations subject us to potential consequences under anti-corruption, trade, and other laws and regulations. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them, and also cooperate with investigations by U.S. and foreign law enforcement authorities. On July 22, 2019, our Hungarian subsidiary entered into a non-prosecution agreement (“NPA”) with the U.S. Department of Justice (“DOJ”) and we agreed to the terms of a cease and desist order with the Securities and Exchange Commission. These agreements required us to pay $25.3 million in monetary penalties, disgorgement, and interest pertaining to activities at Microsoft’s subsidiary in Hungary. The NPA, which has a three-year term concluding in July 2022, also contains certain ongoing compliance requirements, including the obligation to disclose to the DOJ certain potential FCPA-related allegations or issues and to cooperate in any inquiries. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries prohibit most business with restricted entities or countries such as Crimea, Cuba, Iran, North Korea, and Syria. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine, may result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions as well as general ecosystem disruptions could result in reputational harm, operational delays, monetary fines, loss of revenues, increased costs, loss of export privileges, or criminal sanctions.

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

PART II

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling continues to generate uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms. The U.S. and the EU recently agreed in principle on a replacement framework for the Privacy Shield, called the Trans-Atlantic Data Privacy Framework. A failure of the U.S. and EU to finalize the Trans-Atlantic Data Privacy Framework could compound that uncertainty. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. For example, the EU General Data Protection Regulation (“GDPR”) applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. Engineering efforts to build and maintain capabilities to facilitate compliance with the law have entailed substantial expense and the diversion of engineering resources from other projects and may continue to do so. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR or other data regulations, or if our implementation to comply with the GDPR makes our offerings less attractive. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR (including in response to complaints made to regulators), it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. The highest fines assessed under GDPR have recently been increasing, especially against large technology companies. Jurisdictions around the world, such as China, India, and states in the U.S. have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the handling or transfer of personal data.

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

Abrupt political change, terrorist activity, and armed conflict, such as the ongoing conflict in Ukraine, pose a risk of general economic disruption in affected countries, which may increase our operating costs and negatively impact our ability to sell to and collect from customers in affected markets. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes may negatively impact our revenues.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the third quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

January 1, 2022 – January 31, 2022	7,055,630	$309.09	7,055,630	$54,128
February 1, 2022 – February 28, 2022	6,505,504	298.47	6,505,504	52,187
March 1, 2022 – March 31, 2022	12,497,404	294.26	12,497,404	48,509

	26,058,538		26,058,538

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

March 14, 2022	May 19, 2022	June 9, 2022	$0.62	$4,639

We returned $12.4 billion to shareholders in the form of share repurchases and dividends in the third quarter of fiscal year 2022. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

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

April 26, 2022