Form 10-K
period 2022-06-30
MICROSOFT CORP
filed 2022-07-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

As of December 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.5 trillion based on the closing sale price as reported on the NASDAQ National Market System. As of July 25, 2022, there were 7,457,891,872 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 13, 2022 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2022

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

PART I

ITEM 1. BUSINESS

GENERAL

Embracing Our Future

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. Our platforms and tools help drive small business productivity, large business competitiveness, and public-sector efficiency. We are creating the tools and platforms that deliver better, faster, and more effective solutions to support new startups, improve educational and health outcomes, and empower human ingenuity.

Microsoft is innovating and expanding our entire portfolio to help people and organizations overcome today’s challenges and emerge stronger. We bring technology and products together into experiences and solutions that unlock value for our customers.

In a dynamic environment, digital technology is the key input that powers the world’s economic output. Our ecosystem of customers and partners have learned that while hybrid work is complex, embracing flexibility, different work styles, and a culture of trust can help navigate the challenges the world faces today. Organizations of all sizes have digitized business-critical functions, redefining what they can expect from their business applications. Customers are looking to unlock value while simplifying security and management. From infrastructure and data, to business applications and collaboration, we provide unique, differentiated value to customers.

We are building a distributed computing fabric – across cloud and the edge – to help every organization build, run, and manage mission-critical workloads anywhere. In the next phase of innovation, artificial intelligence (“AI”) capabilities are rapidly advancing, fueled by data and knowledge of the world. We are enabling metaverse experiences at all layers of our stack, so customers can more effectively model, automate, simulate, and predict changes within their industrial environments, feel a greater sense of presence in the new world of hybrid work, and create custom immersive worlds to enable new opportunities for connection and experimentation.

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

PART I

Item 1

Our products include operating systems, cross-device productivity and collaboration applications, server applications, business solution applications, desktop and server management tools, software development tools, and video games. We also design and sell devices, including PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

The Ambitions That Drive Us

To achieve our vision, our research and development efforts focus on three interconnected ambitions:

•	Reinvent productivity and business processes.
•	Build the intelligent cloud and intelligent edge platform.
•	Create more personal computing.

Reinvent Productivity and Business Processes

At Microsoft, we provide technology and resources to help our customers create a secure hybrid work environment. Our family of products plays a key role in the ways the world works, learns, and connects.

Our growth depends on securely delivering continuous innovation and advancing our leading productivity and collaboration tools and services, including Office 365, Dynamics 365, and LinkedIn. Microsoft 365 brings together Office 365, Windows, and Enterprise Mobility + Security to help organizations empower their employees with AI-backed tools that unlock creativity, increase collaboration, and fuel innovation, all the while enabling compliance coverage and data protection. Microsoft Teams is a comprehensive platform for work, with meetings, calls, chat, collaboration, and business process automation. Microsoft Viva is an employee experience platform that brings together communications, knowledge, learning, resources, and insights powered by Microsoft 365. Together with the Microsoft Cloud, Dynamics 365, Microsoft Teams, and Azure Synapse bring a new era of collaborative applications that transform every business function and process. Microsoft Power Platform is helping domain experts drive productivity gains with low-code/no-code tools, robotic process automation, virtual agents, and business intelligence. In a dynamic labor market, LinkedIn is helping professionals use the platform to connect, learn, grow, and get hired.

Build the Intelligent Cloud and Intelligent Edge Platform

As digital transformation accelerates, organizations in every sector across the globe can address challenges that will have a fundamental impact on their success. For enterprises, digital technology empowers employees, optimizes operations, engages customers, and in some cases, changes the very core of products and services. Microsoft has a proven track record of delivering high value to our customers across many diverse and durable growth markets.

We continue to invest in high performance and sustainable computing to meet the growing demand for fast access to Microsoft services provided by our network of cloud computing infrastructure and datacenters. Azure is a trusted cloud with comprehensive compliance coverage and AI-based security built in.

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

The Microsoft Cloud is the most comprehensive and trusted cloud, providing the best integration across the technology stack while offering openness, improving time to value, reducing costs, and increasing agility. Being a global-scale cloud, Azure uniquely offers hybrid consistency, developer productivity, AI capabilities, and trusted security and compliance. We see more emerging use cases and needs for compute and security at the edge and are accelerating our innovation across the spectrum of intelligent edge devices, from Internet of Things (“IoT”) sensors to gateway devices and edge hardware to build, manage, and secure edge workloads. With Azure Stack, organizations can extend Azure into their own datacenters to create a consistent stack across the public cloud and the intelligent edge.

PART I

Item 1

Our hybrid infrastructure consistency spans security, compliance, identity, and management, helping to support the real-world needs and evolving regulatory requirements of commercial customers and enterprises. Our industry clouds bring together capabilities across the entire Microsoft Cloud, along with industry-specific customizations, to improve time to value, increase agility, and lower costs. Azure Arc simplifies governance and management by delivering a consistent multi-cloud and on-premises management platform. Security, compliance, identity, and management underlie our entire tech stack. We offer integrated, end-to-end capabilities to protect people and organizations.

In March 2022, we completed our acquisition of Nuance Communications, Inc. (“Nuance”). Together, Microsoft and Nuance will enable organizations across industries to accelerate their business goals with security-focused, cloud-based solutions infused with powerful, vertically optimized AI.

We are accelerating our development of mixed reality solutions with new Azure services and devices. Microsoft Mesh enables presence and shared experiences from anywhere through mixed reality applications. The opportunity to merge the physical and digital worlds, when combined with the power of Azure cloud services, unlocks new workloads and experiences to create common understanding and drive more informed decisions.

The ability to convert data into AI drives our competitive advantage. Azure SQL Database makes it possible for customers to take SQL Server from their on-premises datacenter to a fully managed instance in the cloud to utilize built-in AI. Azure Synapse brings together data integration, enterprise data warehousing, and big data analytics in a comprehensive solution. We are accelerating adoption of AI innovations from research to products. Our innovation helps every developer be an AI developer, with approachable new tools from Azure Machine Learning Studio for creating simple machine learning models, to the powerful Azure Machine Learning Workbench for the most advanced AI modeling and data science. From GitHub to Visual Studio, we provide a developer tool chain for everyone, no matter the technical experience, across all platforms, whether Azure, Windows, or any other cloud or client platform.

Additionally, we are extending our infrastructure beyond the planet, bringing cloud computing to space. Azure Orbital is a fully managed ground station as a service for fast downlinking of data.

Create More Personal Computing

We strive to make computing more personal by putting people at the core of the experience, enabling them to interact with technology in more intuitive, engaging, and dynamic ways. Microsoft 365 is empowering people and organizations to be productive and secure as they adapt to more fluid ways of working, learning, and playing. Windows also plays a critical role in fueling our cloud business with Windows 365, a desktop operating system that’s also a cloud service. From another internet-connected device, including Android or macOS devices, you can run Windows 365, just like a virtual machine.

With Windows 11, we have simplified the design and experience to empower productivity and inspire creativity. Windows 11 offers innovations focused on enhancing productivity and is designed to support hybrid work. It adds new experiences that include powerful task switching tools like new snap layouts, snap groups, and desktops; new ways to stay connected through Microsoft Teams chat; the information you want at your fingertips; and more. Windows 11 security and privacy features include operating system security, application security, and user and identity security.

Tools like search, news, and maps have given us immediate access to the world’s information. Today, through our Search, News, Mapping, and Browse services, Microsoft delivers unique trust, privacy, and safety features. Microsoft Edge is our fast and secure browser that helps protect your data, with built-in shopping tools designed to save you time and money. Organizational tools such as Collections, Vertical Tabs, and Immersive Reader help make the most of your time while browsing, streaming, searching, and sharing.

We are committed to designing and marketing first-party devices to help drive innovation, create new device categories, and stimulate demand in the Windows ecosystem. The Surface family includes Surface Laptop Studio, Surface Laptop 4, Surface Laptop Go 2, Surface Laptop Pro 8, Surface Pro X, Surface Go 3, Surface Studio 2, and Surface Duo 2.

PART I

Item 1

With three billion people actively playing games today, and a new generation steeped in interactive entertainment, Microsoft continues to invest in content, community, and cloud services. We have broadened our approach to how we think about gaming end-to-end, from the way games are created and distributed to how they are played, including cloud gaming so players can stream across PC, console, and mobile. We have a strong position with our large and growing highly engaged community of gamers, including the acquisition of ZeniMax Media Inc., the parent company of Bethesda Softworks LLC. In January 2022, we announced plans to acquire Activision Blizzard, Inc., a leader in game development and an interactive entertainment content publisher. Xbox Game Pass is a community with access to a curated library of over 100 first- and third-party console and PC titles. Xbox Cloud Gaming is Microsoft’s game streaming technology that is complementary to our console hardware and gives fans the ultimate choice to play the games they want, with the people they want, on the devices they want.

Our Future Opportunity

The case for digital transformation has never been more urgent. Customers are looking to us to help improve productivity and the affordability of their products and services. We continue to develop complete, intelligent solutions for our customers that empower people to stay productive and collaborate, while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long term, which we expect will translate to sustained growth. We are investing significant resources in:

•

Transforming the workplace to deliver new modern, modular business applications, drive deeper insights, and improve how people communicate, collaborate, learn, work, play, and interact with one another.

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

Fiscal year 2021 was a year of both successes and challenges. While we continued to make progress on several of our goals, with an overall reduction in our combined Scope 1 and Scope 2 emissions, our Scope 3 emissions increased, due in substantial part to significant global datacenter expansions and growth in Xbox sales and usage as a result of the COVID-19 pandemic. Despite these Scope 3 increases, we will continue to build the foundations and do the work to deliver on our commitments, and help our customers and partners achieve theirs. We have learned the impact of our work will not all be felt immediately, and our experience highlights how progress won’t always be linear.

PART I

Item 1

While fiscal year 2021 presented us with some new learnings, we also made some great progress. A few examples that illuminate the diversity of our work include:

•	We purchased the removal of 1.4 million metrics tons of carbon.
•	Four of our datacenters received new or renewed Zero Waste certifications.
•

We granted $100 million to Breakthrough Energy Catalyst to accelerate the development of climate solutions the world needs to reach net-zero across four key areas: direct air capture, green hydrogen, long duration energy storage, and sustainable aviation fuel.

•	We joined the First Movers Coalition as an early leader and expert partner in the carbon dioxide removal sector, with a commitment of $200 million toward carbon removal by 2030.

Sustainability is an existential priority for our society and businesses today. This led us to create our Microsoft Cloud for Sustainability, an entirely new business process category to help organizations monitor their carbon footprint across their operations. We also joined with leading organizations to launch the Carbon Call – an initiative to mobilize collective action to solve carbon emissions and removal accounting challenges for a net zero future.

The investments we make in sustainability carry through to our products, services, and devices. We design our devices, from Surface to Xbox, to minimize their impact on the environment. Our cloud and AI services and datacenters help businesses cut energy consumption, reduce physical footprints, and design sustainable products.

Addressing Racial Injustice and Inequity

We are committed to addressing racial injustice and inequity in the United States for Black and African American communities and helping improve lived experiences at Microsoft, in employees’ communities, and beyond. Our Racial Equity Initiative focuses on three multi-year pillars, each containing actions and progress we expect to make or exceed by 2025.

•

Strengthening our communities: using data, technology, and partnerships to help improve the lives of Black and African American people in the United States, including our employees and their communities.

•	Evolving our ecosystem: using our balance sheet and relationships with suppliers and partners to foster societal change and create new opportunities.
•

Increasing representation and strengthening inclusion: build on our momentum, adding a $150 million investment to strengthen inclusion and double the number of Black, African American, Hispanic, and Latinx leaders in the United States by 2025.

Over the last year, we collaborated with partners and worked within neighborhoods and communities to launch and scale a number of projects and programs, including: working with 70 organizations in 145 communities on the Justice Reform Initiative, expanding access to affordable broadband and devices for Black and African American communities and key institutions that support them in major urban centers, expanding access to skills and education to support Black and African American students and adults to succeed in the digital economy, and increasing technology support for nonprofits that provide critical services to Black and African American communities.

We have made meaningful progress on representation and inclusion at Microsoft. We are 90 percent of the way to our 2025 commitment to double the number of Black and African American people managers, senior individual contributors, and senior leaders in the U.S., and 50 percent of the way for Hispanic and Latinx people managers, senior individual contributors, and senior leaders in the U.S.

We exceeded our goal on increasing the percentage of transaction volumes with Black- and African American-owned financial institutions and increased our deposits with Black- and African American-owned minority depository institutions, enabling increased funds into local communities. Additionally, we enriched our supplier pipeline, reaching more than 90 percent of our goal to spend $500 million with double the number of Black and African American-owned suppliers. We also increased the number of identified partners in the Black Partner Growth Initiative and continue to invest in the partner community through the Black Channel Partner Alliance by supporting events focused on business growth, accelerators, and mentorship.

Progress does not undo the egregious injustices of the past or diminish those who continue to live with inequity. We are committed to leveraging our resources to help accelerate diversity and inclusion across our ecosystem and to hold ourselves accountable to accelerate change – for Microsoft, and beyond.

PART I

Item 1

Investing in Digital Skills

The COVID-19 pandemic led to record unemployment, disrupting livelihoods of people around the world. After helping over 30 million people in 249 countries and territories with our global skills initiative, we introduced a new initiative to support a more skills-based labor market, with greater flexibility and accessible learning paths to develop the right skills needed for the most in-demand jobs. Our skills initiative brings together learning resources, certification opportunities, and job-seeker tools from LinkedIn, GitHub, and Microsoft Learn, and is built on data insights drawn from LinkedIn’s Economic Graph. We previously invested $20 million in key non-profit partnerships through Microsoft Philanthropies to help people from underserved communities that are often excluded by the digital economy.

We also launched a national campaign with U.S. community colleges to help skill and recruit into the cybersecurity workforce 250,000 people by 2025, representing half of the country’s workforce shortage. To that end, we are making curriculum available free of charge to all of the nation’s public community colleges, providing training for new and existing faculty at 150 community colleges, and providing scholarships and supplemental resources to 25,000 students.

HUMAN CAPITAL RESOURCES

Overview

Microsoft aims to recruit, develop, and retain world-changing talent from a diversity of backgrounds. To foster their and our success, we seek to create an environment where people can thrive, where they can do their best work, where they can proudly be their authentic selves, guided by our values, and where they know their needs can be met. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding, and inclusive work environment that enables our global employees to create products and services that further our mission to empower every person and every organization on the planet to achieve more.

As of June 30, 2022, we employed approximately 221,000 people on a full-time basis, 122,000 in the U.S. and 99,000 internationally. Of the total employed people, 85,000 were in operations, including manufacturing, distribution, product support, and consulting services; 73,000 were in product research and development; 47,000 were in sales and marketing; and 16,000 were in general and administration. Certain employees are subject to collective bargaining agreements.

Our Culture

Microsoft’s culture is grounded in the growth mindset. This means everyone is on a continuous journey to learn and grow. We believe potential can be nurtured and is not pre-determined, and we should always be learning and curious – trying new things without fear of failure. We identified four attributes that allow growth mindset to flourish:

•	Obsessing over what matters to our customers.
•	Becoming more diverse and inclusive in everything we do.
•	Operating as one company, One Microsoft, instead of multiple siloed businesses.
•	Making a difference in the lives of each other, our customers, and the world around us.

Our employee listening systems enable us to gather feedback directly from our workforce to inform our programs and employee needs globally. Seventy percent of employees globally participated in our fiscal year 2022 Employee Signals survey, which covers a variety of topics such as thriving, inclusion, team culture, wellbeing, and learning and development. Throughout the fiscal year, we collect over 75,000 Daily Pulse employee survey responses. During fiscal year 2022, our Daily Pulse surveys gave us invaluable insights into ways we could support employees through the COVID-19 pandemic, addressing racial injustice, the war in Ukraine, and their general wellbeing. In addition to Employee Signals and Daily Pulse surveys, we gain insights through onboarding, internal mobility, leadership, performance and development, exit surveys, internal Yammer channels, employee Q&A sessions, and AskHR Service support.

PART I

Item 1

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

We strive to include others by holding ourselves accountable for diversity, driving global systemic change in our workplace and workforce, and creating an inclusive work environment. Through this commitment we can allow everyone the chance to be their authentic selves and do their best work every day. We support multiple highly active Employee Resource Groups for women, families, racial and ethnic minorities, military, people with disabilities, and employees who identify as LGBTQIA+, where employees can go for support, networking, and community-building. As described in our 2021 Proxy Statement, annual performance and compensation reviews of our senior leadership team include an evaluation of their contributions to employee culture and diversity. To ensure accountability over time, we publicly disclose our progress on a multitude of workforce metrics including:

•	Detailed breakdowns of gender, racial, and ethnic minority representation in our employee population, with data by job types, levels, and segments of our business.
•	Our EEO-1 report (equal employment opportunity).
•	Disability representation.
•	Pay equity (see details below).

Total Rewards

We develop dynamic, sustainable, market-driven, and strategic programs with the goal of providing a highly differentiated portfolio to attract, reward, and retain top talent and enable our employees to thrive. These programs reinforce our culture and values such as collaboration and growth mindset. Managers evaluate and recommend rewards based on, for example, how well we leverage the work of others and contribute to the success of our colleagues. We monitor pay equity and career progress across multiple dimensions.

As part of our effort to promote a One Microsoft and inclusive culture, in fiscal year 2021 we expanded stock eligibility to all Microsoft employees as part of our annual rewards process. This includes all non-exempt and exempt employees and equivalents across the globe including business support professionals and datacenter and retail employees. In response to the Great Reshuffle, in fiscal year 2022 we announced a sizable investment in annual merit and annual stock award opportunity for all employees below senior executive levels. We also invested in base salary adjustments for our datacenter and retail hourly employees and hourly equivalents outside the U.S. These investments have supported retention and help to ensure that Microsoft remains an employer of choice.

Pay Equity

In our 2021 Diversity and Inclusion Report, we reported that all racial and ethnic minority employees in the U.S. combined earn $1.006 for every $1.000 earned by their white counterparts, that women in the U.S. earn $1.002 for every $1.000 earned by their counterparts in the U.S. who are men, and women in the U.S. plus our twelve other largest employee geographies representing 86.6% of our global population (Australia, Canada, China, France, Germany, India, Ireland, Israel, Japan, Romania, Singapore, and the United Kingdom) combined earn $1.001 for every $1.000 by men in these countries. Our intended result is a global performance and development approach that fosters our culture, and competitive compensation that ensures equitable pay by role while supporting pay for performance.

Wellness and Safety

Microsoft is committed to supporting our employees’ well-being and safety while they are at work and in their personal lives.

We took a wide variety of measures to protect the health and well-being of our employees, suppliers, and customers during the COVID-19 pandemic and are now supporting employees in shifting to return to office and/or hybrid arrangements. We developed hybrid guidelines for managers and employees to support the transition and continue to identify ways we can support hybrid work scenarios through our employee listening systems.

PART I

Item 1

We have invested significantly in holistic wellbeing, and offer a differentiated benefits package which includes many physical, emotional, and financial wellness programs including counseling through the Microsoft CARES Employee Assistance Program, mental wellbeing support, flexible fitness benefits, savings and investment tools, adoption assistance, and back-up care for children and elders. Finally, our Occupational Health and Safety program helps ensure employees can stay safe while they are working.

We continue to strive to support our Ukrainian employees and their dependents during the Ukraine crisis with emergency relocation assistance, emergency leave, and other benefits.

Learning and Development

Our growth mindset culture begins with valuing learning over knowing – seeking out new ideas, driving innovation, embracing challenges, learning from failure, and improving over time. To support this culture, we offer a wide range of learning and development opportunities. We believe learning can be more than formal instruction, and our learning philosophy focuses on providing the right learning, at the right time, in the right way. Opportunities include:

•

Personalized, integrated, and relevant views of all learning opportunities on both our internal learning portal Learning (Viva Learning + LinkedIn Learning) and our external learning portal MS Learn are available to all employees worldwide.

•	In-the-classroom learning, learning cohorts, our early-in-career Aspire program, and manager excellence communities.
•	Required learning for all employees and managers on topics such as compliance, regulation, company culture, leadership, and management. This includes the annual Standards of Business Conduct training.
•	On-the-job “stretch” and advancement opportunities.
•	Managers holding conversations about employees’ career and development plans, coaching on career opportunities, and programs like mentoring and sponsorship.
•	Customized manager learning to build people manager capabilities and similar learning solutions to build leadership skills for all employees including differentiated leadership development programs.
•	New employee orientation covering a range of topics including company values, and culture, as well as ongoing onboarding programs.
•

New tools to assist managers and employees in learning how to operate, be productive, and connect in the new flexible hybrid world of work. These include quick guides for teams to use, such as Creating Team Agreements, Reconnecting as a Team, and Running Effective Hybrid Meetings.

Our employees embrace the growth mindset and take advantage of the formal learning opportunities as well as thousands of informal and on-the-job learning opportunities. In terms of formal on-line learning solutions, in fiscal year 2022 our employees completed over 4.7 million courses, averaging over 14 hours per employee. Given our focus on understanding core company beliefs and compliance topics, all employees complete required learning programs like Standards of Business Conduct, Privacy, Unconscious Bias, and preventing harassment courses. Our corporate learning portal has over 100,000 average monthly active users. We have over 27,000 people managers, all of whom must complete between 20-33 hours of required manager capability and excellence training and are assigned ongoing required training each year. In addition, all employees complete skills training based on the profession they are in each year.

New Ways of Working

The COVID-19 pandemic accelerated our capabilities and culture with respect to flexible work. We introduced a Hybrid Workplace Flexibility Guide to better support managers and employees as they adapt to new ways of working that shift paradigms, embrace flexibility, promote inclusion, and drive innovation. Our ongoing survey data shows employees value the flexibility related to work location, work site, and work hours, and while many have begun returning to worksites as conditions have permitted, they also continue to adjust hours and/or spend some of workweeks working at home, another site, or remotely. We are focused on building capabilities to support a variety of workstyles where individuals, teams, and our business can deliver success.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Microsoft Viva.

•	Office Consumer, including Microsoft 365 Consumer subscriptions, Office licensed on-premises, and other Office services.
•	LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
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

PART I

Item 1

LinkedIn

LinkedIn connects the world’s professionals to make them more productive and successful and transforms the way companies hire, market, sell, and learn. Our vision is to create economic opportunity for every member of the global workforce through the ongoing development of the world’s first Economic Graph, a digital representation of the global economy. In addition to LinkedIn’s free services, LinkedIn offers monetized solutions: Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions. Talent Solutions provide insights for workforce planning and tools to hire, nurture, and develop talent. Talent Solutions also includes Learning Solutions, which help businesses close critical skills gaps in times where companies are having to do more with existing talent. Marketing Solutions help companies reach, engage, and convert their audiences at scale. Premium Subscriptions enables professionals to manage their professional identity, grow their network, and connect with talent through additional services like premium search. Sales Solutions help companies strengthen customer relationships, empower teams with digital selling tools, and acquire new opportunities. LinkedIn has over 850 million members and has offices around the globe. Growth will depend on our ability to increase the number of LinkedIn members and our ability to continue offering services that provide value for our members and increase their engagement. LinkedIn revenue is mainly affected by demand from enterprises and professional organizations for subscriptions to Talent Solutions, Sales Solutions, and Premium Subscriptions offerings, as well as member engagement and the quality of the sponsored content delivered to those members to drive Marketing Solutions.

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

Competition

Competitors to Office include software and global application vendors, such as Apple, Cisco Systems, Meta, Google, IBM, Okta, Proofpoint, Slack, Symantec, Zoom, and numerous web-based and mobile application competitors as well as local application developers. Apple distributes versions of its pre-installed application software, such as email and calendar products, through its PCs, tablets, and phones. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Slack provides teamwork and collaboration software. Zoom offers videoconferencing and cloud phone solutions. Okta, Proofpoint, and Symantec provide security solutions across email security, information protection, identity, and governance. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products and services. We compete by providing powerful, flexible, secure, integrated industry-specific, and easy-to-use productivity and collaboration tools and services that create comprehensive solutions and work well with technologies our customers already have both on-premises or in the cloud.

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

Dynamics competes with cloud-based and on-premises business solution providers such as Oracle, Salesforce, and SAP.

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

Nuance and GitHub include both cloud and on-premises offerings. Nuance provides healthcare and enterprise AI solutions. GitHub provides a collaboration platform and code hosting service for developers.

Enterprise Services

Enterprise Services, including Enterprise Support Services, Microsoft Consulting Services, and Nuance Professional Services, assist customers in developing, deploying, and managing Microsoft server solutions, Microsoft desktop solutions, and Nuance conversational AI and ambient intelligent solutions, along with providing training and certification to developers and IT professionals on various Microsoft products.

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

Our database, business intelligence, and data warehousing solutions offerings compete with products from IBM, Oracle, SAP, Snowflake, and other companies. Our system management solutions compete with server management and server virtualization platform providers, such as BMC, CA Technologies, Hewlett-Packard, IBM, and VMware. Our products for software developers compete against offerings from Adobe, IBM, Oracle, and other companies, and also against open-source projects, including Eclipse (sponsored by CA Technologies, IBM, Oracle, and SAP), PHP, and Ruby on Rails.

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
•

Gaming, including Xbox hardware and Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, third-party disc royalties, advertising, and other cloud services.

•	Search and news advertising.

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

PART I

Item 1

Windows Commercial revenue, which includes volume licensing of the Windows operating system and Windows cloud services such as Microsoft Defender for Endpoint, is affected mainly by the demand from commercial customers for volume licensing and Software Assurance (“SA”), as well as advanced security offerings. Windows Commercial revenue often reflects the number of information workers in a licensed enterprise and is relatively independent of the number of PCs sold in a given year.

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

The gamer remains at the heart of the Xbox ecosystem. We continue to open new opportunities for gamers to engage both on- and off-console with both the launch of Xbox Cloud Gaming, our game streaming service, and continued investment in gaming hardware. Xbox Cloud Gaming utilizes Microsoft’s Azure cloud technology to allow direct and on-demand streaming of games to PCs, consoles, and mobile devices, enabling gamers to take their favorite games with them and play on the device most convenient to them.

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

Search and News Advertising

Our Search and news advertising business is designed to deliver relevant search, native, and display advertising to a global audience. We have several partnerships with other companies, including Yahoo, through which we provide and monetize search queries. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content and advertiser offerings.

On June 6, 2022, we acquired Xandr, Inc., a technology platform with tools to accelerate the delivery of our digital advertising solutions.

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

Xbox and our cloud gaming services face competition from various online gaming ecosystems and game streaming services, including those operated by Amazon, Apple, Meta, Google, and Tencent. We also compete with other providers of entertainment services such as video streaming platforms. Our gaming platform competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. We believe our gaming platform is effectively positioned against, and uniquely differentiated from, competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own first-party game franchises as well as other digital content offerings.

Our Search and news advertising business competes with Google and a wide array of websites, social platforms like Meta, and portals that provide content and online offerings to end users.

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

Our devices are primarily manufactured by third-party contract manufacturers. For the majority of our products, we have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements. However, some of our products contain certain components for which there are very few qualified suppliers. For these components, we have limited near-term flexibility to use other manufacturers if a current vendor becomes unavailable or is unable to meet our requirements. Extended disruptions at these suppliers and/or manufacturers could lead to a similar disruption in our ability to manufacture devices on time to meet consumer demand.

RESEARCH AND DEVELOPMENT

Product and Service Development, and Intellectual Property

We develop most of our products and services internally through the following engineering groups.

•

Cloud and AI, focuses on making IT professionals, developers, and their systems more productive and efficient through development of cloud infrastructure, server, database, CRM, ERP, software development tools and services (including GitHub), AI cognitive services, and other business process applications and services for enterprises.

•

Experiences and Devices, focuses on instilling a unifying product ethos across our end-user experiences and devices, including Office, Windows, Teams, consumer web experiences (including search and news advertising), and the Surface line of devices.

•	Security, Compliance, Identity, and Management, focuses on cloud platform and application security, identity and network access, enterprise mobility, information protection, and managed services.
•	Technology and Research, focuses on our AI innovations and other forward-looking research and development efforts spanning infrastructure, services, and applications.
•	LinkedIn, focuses on our services that transform the way customers hire, market, sell, and learn.
•	Gaming, focuses on developing hardware, content, and services across a large range of platforms to help grow our user base through game experiences and social interaction.

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 69,000 U.S. and international patents issued and over 19,000 pending worldwide. While we employ much of our internally-developed intellectual property exclusively in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We may also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting societal and/or environmental efforts, or attracting and enabling our external development community. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations.

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

We plan to continue to make significant investments in a broad range of product research and development activities, and as appropriate we will coordinate our research and development across operating segments and leverage the results across the Company.

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

PART I

Item 1

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

We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain these products primarily through retail outlets. We distribute our devices through third-party retailers. We have a network of field sales representatives and field support personnel that solicit orders from distributors and resellers and provide product training and sales support.

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

PART I

Item 1

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

Microsoft Customer Agreement

A Microsoft Customer Agreement is a simplified purchase agreement presented, accepted, and stored through a digital experience. A Microsoft Customer Agreement is a non-expiring agreement that is designed to support all customers over time, whether purchasing through a partner or directly from Microsoft.

Microsoft Online Subscription Agreement

A Microsoft Online Subscription Agreement is designed for small and medium organizations that want to subscribe to, activate, provision, and maintain cloud services seamlessly and directly via the web. The agreement allows customers to acquire monthly or annual subscriptions for cloud-based services.

Microsoft Products and Services Agreement

Microsoft Products and Services Agreements are designed for medium and large organizations that want to license cloud services and on-premises software as needed, with no organization-wide commitment, under a single, non-expiring agreement. Organizations purchase perpetual licenses or subscribe to licenses. SA is optional for customers that purchase perpetual licenses.

Open Value

Open Value agreements are a simple, cost-effective way to acquire the latest Microsoft technology. These agreements are designed for small and medium organizations that want to license cloud services and on-premises software over a three-year period. Under Open Value agreements, organizations can elect to purchase perpetual licenses or subscribe to licenses and SA is included.

Select Plus

A Select Plus agreement is designed for government and academic organizations to acquire on-premises licenses at any affiliate or department level, while realizing advantages as one organization. Organizations purchase perpetual licenses and SA is optional.

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

PART I

Item 1

CUSTOMERS

Our customers include individual consumers, small and medium organizations, large global enterprises, public-sector institutions, Internet service providers, application developers, and OEMs. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

PART I

Item 1

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of July 28, 2022 were as follows:

Name	Age	Position with the Company

Satya Nadella	54	Chairman of the Board and Chief Executive Officer
Judson Althoff	49	Executive Vice President and Chief Commercial Officer
Christopher C. Capossela	52	Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer
Kathleen T. Hogan	56	Executive Vice President, Human Resources
Amy E. Hood	50	Executive Vice President, Chief Financial Officer
Bradford L. Smith	63	President and Vice Chair
Christopher D. Young	50	Executive Vice President, Business Development, Strategy, and Ventures

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

Mr. Smith was appointed President and Vice Chair in September 2021. Prior to that, he served as President and Chief Legal Officer since September 2015. He served as Executive Vice President, General Counsel, and Secretary from 2011 to 2015, and served as Senior Vice President, General Counsel, and Secretary from 2001 to 2011. Mr. Smith was also named Chief Compliance Officer in 2002. Since joining Microsoft in 1993, he was Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith also serves on the Board of Directors of Netflix, Inc.

Mr. Young has served as Executive Vice President, Business Development, Strategy, and Ventures since joining Microsoft in November 2020. Prior to Microsoft, he served as the Chief Executive Officer of McAfee, LLC from 2017 to 2020, and served as a Senior Vice President and General Manager of Intel Security Group from 2014 until 2017, when he led the initiative to spin out McAfee into a standalone company. Mr. Young also serves on the Board of Directors of American Express Company.

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

Our increasing focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence (“AI”). At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We embrace cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge worldview is connected with the growth of the Internet of Things (“IoT”). Our success in the IoT will depend on the level of adoption of our offerings such as Azure, Azure Stack, Azure IoT Edge, and Azure Sphere. We may not establish market share sufficient to achieve scale necessary to meet our business objectives.

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

PART I

Item 1A

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Office, Bing, SQL Server, Windows Server, Azure, Office 365, Xbox, LinkedIn, and other products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Edge and Bing, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny and perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption, product design, and product quality.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in March 2021 we completed our acquisition of ZeniMax Media Inc. for $8.1 billion, and in March 2022 we completed our acquisition of Nuance Communications, Inc. for $18.8 billion. In January 2022 we announced a definitive agreement to acquire Activision Blizzard, Inc. for $68.7 billion. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, and cybersecurity. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Nation-state and state-sponsored actors can deploy significant resources to plan and carry out exploits. Nation-state attacks against us or our customers may intensify during periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine. Inadequate account security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business.

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

In addition, our internal IT environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or emerging cybersecurity regulations in jurisdictions worldwide.

PART I

Item 1A

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero day”) vulnerabilities, such as occurred in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks.

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

Cyberattacks such as Solorigate/Nobelium may adversely impact our customers even if our production services are not directly compromised. We are committed to notifying our customers whose systems have been impacted as we become aware and have available information and actions for customers to help protect themselves. We are also committed to providing guidance and support on detection, tracking, and remediation. We may not be able to detect the existence or extent of these attacks for all of our customers or have information on how to detect or track an attack, especially where an attack involves on-premises software such as Exchange Server where we may have no or limited visibility into our customers’ computing environments.

Development and deployment of defensive measures

To defend against security threats to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so. Customers in certain industries such as financial services, health care, and government may have enhanced or specialized requirements to which we must engineer our products and services.

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

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number, breadth, and scale of our cloud-based offerings, we store and process increasingly large amounts of personal data of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may cause higher operating expenses or hinder growth of our products and services.

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

Issues in the development and use of AI may result in reputational harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making first- and third-party AI available for our customers to use in solutions that they build. We expect these elements of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on predictable energy and networking supplies, the cost or availability of which could be adversely affected by a variety of factors, including the transition to a clean energy economy and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Microsoft 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

There are limited suppliers for certain device and datacenter components. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If components are delayed or become unavailable, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, datacenter servers, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins.

LEGAL, REGULATORY, AND LITIGATION RISKS

Government litigation and regulatory activity relating to competition rules may limit how we design and market our products. As a leading global software and device maker, government agencies closely scrutinize us under U.S. and foreign competition laws. Governments are actively enforcing competition laws and regulations, and this includes scrutiny in potentially large markets such as the EU, the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. federal and state antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

PART I

Item 1A

Government regulatory actions and court decisions such as these may result in fines or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that comes from them. New competition law actions could be initiated, potentially using previous actions as precedent. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

•	Our ability to realize anticipated Windows post-sale monetization opportunities may be limited.
•	Regulatory scrutiny may inhibit our ability to consummate acquisitions or impose conditions that reduce the ultimate value of such transactions.

Our global operations subject us to potential consequences under anti-corruption, trade, and other laws and regulations. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them, and also cooperate with investigations by U.S. and foreign law enforcement authorities. An example of increasing international regulatory complexity is the EU Whistleblower Directive, initiated in 2021, which may present compliance challenges to the extent it is implemented in different forms by EU member states. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

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

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling continues to generate uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms and has resulted in some EU data protection authorities blocking the use of U.S.-based services that involve the transfer of data to the U.S. The U.S. and the EU in March 2022 agreed in principle on a replacement framework for the Privacy Shield, called the Trans-Atlantic Data Privacy Framework. A failure of the U.S. and EU to finalize the Trans-Atlantic Data Privacy Framework could compound that uncertainty and result in additional blockages of data transfers. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. For example, the EU General Data Protection Regulation (“GDPR”) applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. More recently, the EU has been developing new requirements related to the use of data, including in the Digital Markets Act, the Digital Services Act, and the Data Act, that will add additional rules and restriction on the use of data in our products and services. Engineering efforts to build and maintain capabilities to facilitate compliance with these laws involve substantial expense and the diversion of engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR and other data regulations, or if our implementation to comply with the GDPR makes our offerings less attractive. Compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply, or if regulators assert we have failed to comply (including in response to complaints made by customers), it may lead to regulatory enforcement actions, which can result in monetary penalties (of up to 4% of worldwide revenue in the case of GDPR), private lawsuits, reputational damage, blockage of international data transfers, and loss of customers. The highest fines assessed under GDPR have recently been increasing, especially against large technology companies. Jurisdictions around the world, such as China, India, and states in the U.S. have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the handling or transfer of personal data.

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

PART I

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

GENERAL RISKS

If our reputation or our brands are damaged, our business and operating results may be harmed. Our reputation and brands are globally recognized and are important to our business. Our reputation and brands affect our ability to attract and retain consumer, business, and public-sector customers. There are numerous ways our reputation or brands could be damaged. These include product safety or quality issues, our environmental impact and sustainability, supply chain practices, or human rights record. We may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our product offering decisions or public policy positions. Damage to our reputation or our brands may occur from, among other things:

•	The introduction of new features, products, services, or terms of service that customers, users, or partners do not like.

PART I

Item 1A

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

The occurrence of regional epidemics or a global pandemic such as COVID-19 may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.

PART I

Item 1A

Measures to contain a global pandemic may intensify other risks described in these Risk Factors. Any of these measures may adversely impact our ability to:

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

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, are important to our ability to recruit and retain employees. We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs. Our global workforce is primarily non-unionized, but we have several unions and works councils outside of the United States. In the U.S., there has been a general increase in workers exercising their right to form or join a union. While Microsoft has not received such petitions in the U.S., the unionization of significant employee populations could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2022 that remain unresolved.

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

We also own and lease facilities internationally for datacenters, research and development, and other operations. The largest owned properties include space in the following locations: China, India, Ireland, the Netherlands, and Singapore. The largest leased properties include space in the following locations: Australia, Canada, China, France, Germany, India, Ireland, Israel, Japan, the Netherlands, and the United Kingdom.

In addition to the above locations, we have various product development facilities, both domestically and internationally, as described under Research and Development (Part I, Item 1 of this Form 10-K).

The table below shows a summary of the square footage of our office, datacenter, and other facilities owned and leased domestically and internationally as of June 30, 2022:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	25	19	44
International	8	21	29

Total	33	40	73

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 15 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 25, 2022, there were 86,465 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(In millions)

April 1, 2022 – April 30, 2022	9,124,963	$289.34	9,124,963	$45,869
May 1, 2022 – May 31, 2022	9,809,727	265.95	9,809,727	43,260
June 1, 2022 – June 30, 2022	9,832,841	259.42	9,832,841	40,709

	28,767,531		28,767,531

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 14, 2022	August 18, 2022	September 8, 2022	$0.62	$4,627

We returned $12.4 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2022. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2022 compared to the year ended June 30, 2021. For a discussion of the year ended June 30, 2021 compared to the year ended June 30, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Highlights from fiscal year 2022 compared with fiscal year 2021 included:

•	Microsoft Cloud (formerly commercial cloud) revenue increased 32% to $91.2 billion.
•	Office Commercial products and cloud services revenue increased 13% driven by Office 365 Commercial growth of 18%.
•	Office Consumer products and cloud services revenue increased 11% and Microsoft 365 Consumer subscribers grew to 59.7 million.
•	LinkedIn revenue increased 34%.
•	Dynamics products and cloud services revenue increased 25% driven by Dynamics 365 growth of 39%.
•	Server products and cloud services revenue increased 28% driven by Azure and other cloud services growth of 45%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 11%.
•	Windows Commercial products and cloud services revenue increased 11%.
•	Xbox content and services revenue increased 3%.
•	Search and news advertising revenue excluding traffic acquisition costs increased 27%.
•	Surface revenue increased 3%.

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

Our devices are primarily manufactured by third-party contract manufacturers, some of which contain certain components for which there are very few qualified suppliers. For these components, we have limited near-term flexibility to use other manufacturers if a current vendor becomes unavailable or is unable to meet our requirements. Extended disruptions at these suppliers and/or manufacturers could lead to a similar disruption in our ability to manufacture devices on time to meet consumer demand.

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue or expenses from our international operations in fiscal year 2022.

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

Metrics

We use metrics in assessing the performance of our business and to make informed decisions regarding the allocation of resources. We disclose metrics to enable investors to evaluate progress against our ambitions, provide transparency into performance trends, and reflect the continued evolution of our products and services. Our commercial and other business metrics are fundamentally connected based on how customers use our products and services. The metrics are disclosed in the MD&A or the Notes to Financial Statements (Part II, Item 8 of this Form 10-K). Financial metrics are calculated based on financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and growth comparisons relate to the corresponding period of last fiscal year.

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

PART II

Item 7

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

Commercial remaining performance obligation	Commercial portion of revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Microsoft Cloud revenue	Revenue from Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties

Microsoft Cloud gross margin percentage	Gross margin percentage for our Microsoft Cloud business

Productivity and Business Processes and Intelligent Cloud

Metrics related to our Productivity and Business Processes and Intelligent Cloud segments assess the health of our core businesses within these segments. The metrics reflect our cloud and on-premises product strategies and trends.

Office Commercial products and cloud services revenue growth

Revenue from Office Commercial products and cloud services (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Microsoft Viva

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

LinkedIn revenue growth	Revenue from LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions

Server products and cloud services revenue growth

Revenue from Server products and cloud services, including Azure and other cloud services; SQL Server, Windows Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); and Nuance and GitHub

PART II

Item 7

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

Xbox content and services revenue growth

Revenue from Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, third-party disc royalties, advertising, and other cloud services

Search and news advertising revenue, excluding TAC, growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2022	2021	Percentage Change

Revenue	$198,270	$168,088	18%
Gross margin	135,620	115,856	17%
Operating income	83,383	69,916	19%
Net income	72,738	61,271	19%
Diluted earnings per share	9.65	8.05	20%

Adjusted net income (non-GAAP)	69,447	60,651	15%
Adjusted diluted earnings per share (non-GAAP)	9.21	7.97	16%

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

Fiscal Year 2022 Compared with Fiscal Year 2021

Revenue increased $30.2 billion or 18% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue increased driven by Search and news advertising and Windows.

Cost of revenue increased $10.4 billion or 20% driven by growth in Microsoft Cloud.

Gross margin increased $19.8 billion or 17% driven by growth across each of our segments.

•

Gross margin percentage decreased slightly. Excluding the impact of the fiscal year 2021 change in accounting estimate for the useful lives of our server and network equipment, gross margin percentage increased 1 point driven by improvement in Productivity and Business Processes.

•

Microsoft Cloud gross margin percentage decreased slightly to 70%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 3 points driven by improvement across our cloud services, offset in part by sales mix shift to Azure and other cloud services.

PART II

Item 7

Operating expenses increased $6.3 billion or 14% driven by investments in cloud engineering, LinkedIn, Gaming, and commercial sales.

Key changes in operating expenses were:

•	Research and development expenses increased $3.8 billion or 18% driven by investments in cloud engineering, Gaming, and LinkedIn.
•	Sales and marketing expenses increased $1.7 billion or 8% driven by investments in commercial sales and LinkedIn. Sales and marketing included a favorable foreign currency impact of 2%.
•	General and administrative expenses increased $793 million or 16% driven by investments in corporate functions.

Operating income increased $13.5 billion or 19% driven by growth across each of our segments.

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

Gross margin and operating income both included an unfavorable foreign currency impact of 2%.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2022	2021	Percentage Change

Revenue

Productivity and Business Processes	$63,364	$53,915	18%
Intelligent Cloud	75,251	60,080	25%
More Personal Computing	59,655	54,093	10%

Total	$198,270	$168,088	18%

Operating Income

Productivity and Business Processes	$29,687	$24,351	22%
Intelligent Cloud	32,721	26,126	25%
More Personal Computing	20,975	19,439	8%

Total	$83,383	$69,916	19%

Reportable Segments

Fiscal Year 2022 Compared with Fiscal Year 2021

Productivity and Business Processes

Revenue increased $9.4 billion or 18%.

•

Office Commercial products and cloud services revenue increased $4.4 billion or 13%. Office 365 Commercial revenue grew 18% driven by seat growth of 14%, with continued momentum in small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 22% driven by continued customer shift to cloud offerings.

•	Office Consumer products and cloud services revenue increased $641 million or 11% driven by Microsoft 365 Consumer subscription revenue. Microsoft 365 Consumer subscribers grew 15% to 59.7 million.
•	LinkedIn revenue increased $3.5 billion or 34% driven by a strong job market in our Talent Solutions business and advertising demand in our Marketing Solutions business.
•	Dynamics products and cloud services revenue increased 25% driven by Dynamics 365 growth of 39%.

PART II

Item 7

Operating income increased $5.3 billion or 22%.

•

Gross margin increased $7.3 billion or 17% driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement across all cloud services.

•	Operating expenses increased $2.0 billion or 11% driven by investments in LinkedIn and cloud engineering.

Gross margin and operating income both included an unfavorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $15.2 billion or 25%.

•

Server products and cloud services revenue increased $14.7 billion or 28% driven by Azure and other cloud services. Azure and other cloud services revenue grew 45% driven by growth in our consumption-based services. Server products revenue increased 5% driven by hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments.

•	Enterprise Services revenue increased $464 million or 7% driven by growth in Enterprise Support Services.

Operating income increased $6.6 billion or 25%.

•

Gross margin increased $9.4 billion or 22% driven by growth in Azure and other cloud services. Gross margin percentage decreased. Excluding the impact of the change in accounting estimate, gross margin percentage was relatively unchanged driven by improvement in Azure and other cloud services, offset in part by sales mix shift to Azure and other cloud services.

•	Operating expenses increased $2.8 billion or 16% driven by investments in Azure and other cloud services.

Revenue and operating income included an unfavorable foreign currency impact of 2% and 3%, respectively.

More Personal Computing

Revenue increased $5.6 billion or 10%.

•

Windows revenue increased $2.3 billion or 10% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 11% driven by continued strength in the commercial PC market, which has higher revenue per license. Windows Commercial products and cloud services revenue increased 11% driven by demand for Microsoft 365.

•

Search and news advertising revenue increased $2.3 billion or 25%. Search and news advertising revenue excluding traffic acquisition costs increased 27% driven by higher revenue per search and search volume.

•

Gaming revenue increased $860 million or 6% on a strong prior year comparable that benefited from Xbox Series X|S launches and stay-at-home scenarios, driven by growth in Xbox hardware and Xbox content and services. Xbox hardware revenue increased 16% due to continued demand for Xbox Series X|S. Xbox content and services revenue increased 3% driven by growth in Xbox Game Pass subscriptions and first-party content, offset in part by a decline in third-party content.

•	Surface revenue increased $226 million or 3%.

Operating income increased $1.5 billion or 8%.

•	Gross margin increased $3.1 billion or 10% driven by growth in Windows and Search and news advertising. Gross margin percentage was relatively unchanged.
•	Operating expenses increased $1.5 billion or 14% driven by investments in Gaming, Search and news advertising, and Windows marketing.

PART II

Item 7

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2022	2021	Percentage Change

Research and development	$24,512	$20,716	18%
As a percent of revenue	12%	12%	0ppt

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

Research and development expenses increased $3.8 billion or 18% driven by investments in cloud engineering, Gaming, and LinkedIn.

Sales and Marketing

(In millions, except percentages)	2022	2021	Percentage Change

Sales and marketing	$21,825	$20,117	8%
As a percent of revenue	11%	12%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased $1.7 billion or 8% driven by investments in commercial sales and LinkedIn. Sales and marketing included a favorable foreign currency impact of 2%.

General and Administrative

(In millions, except percentages)	2022	2021	Percentage Change

General and administrative	$5,900	$5,107	16%
As a percent of revenue	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses increased $793 million or 16% driven by investments in corporate functions.

PART II

Item 7

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2022	2021

Interest and dividends income	$2,094	$2,131
Interest expense	(2,063)	(2,346)
Net recognized gains on investments	461	1,232
Net gains (losses) on derivatives	(52)	17
Net gains (losses) on foreign currency remeasurements	(75)	54
Other, net	(32)	98

Total	$333	$1,186

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Interest and dividends income decreased due to lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments decreased primarily due to lower gains on equity securities.

INCOME TAXES

Effective Tax Rate

Our effective tax rate for fiscal years 2022 and 2021 was 13% and 14%, respectively. The decrease in our effective tax rate was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties, offset in part by changes in the mix of our income before income taxes between the U.S. and foreign countries, as well as tax benefits in the prior year from the India Supreme Court decision on withholding taxes in the case of Engineering Analysis Centre of Excellent Private Limited vs The Commissioner of Income Tax, an agreement between the U.S. and India tax authorities related to transfer pricing, and final Tax Cuts and Jobs Act (“TCJA”) regulations.

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

Our effective tax rate was lower than the U.S. federal statutory rate, primarily due to the net income tax benefit related to the transfer of intangible properties, earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, and tax benefits relating to stock-based compensation.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2022, our U.S. income before income taxes was $47.8 billion and our foreign income before income taxes was $35.9 billion. In fiscal year 2021, our U.S. income before income taxes was $35.0 billion and our foreign income before income taxes was $36.1 billion.

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

As of June 30, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2022	2021	Percentage Change

Net income	$72,738	$61,271	19%
Net income tax benefit related to transfer of intangible properties	(3,291)	0	*
Net income tax benefit related to India Supreme Court decision on withholding taxes	0	(620)	*

Adjusted net income (non-GAAP)	$69,447	$60,651	15%

Diluted earnings per share	$9.65	$8.05	20%
Net income tax benefit related to transfer of intangible properties	(0.44)	0	*
Net income tax benefit related to India Supreme Court decision on withholding taxes	0	(0.08)	*

Adjusted diluted earnings per share (non-GAAP)	$9.21	$7.97	16%

*	Not meaningful.

PART II

Item 7

LIQUIDITY AND CAPITAL RESOURCES

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $104.8 billion and $130.3 billion as of June 30, 2022 and 2021, respectively. Equity investments were $6.9 billion and $6.0 billion as of June 30, 2022 and 2021, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $12.3 billion to $89.0 billion for fiscal year 2022, mainly due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees. Cash used in financing increased $10.4 billion to $58.9 billion for fiscal year 2022, mainly due to a $5.3 billion increase in common stock repurchases and a $5.3 billion increase in repayments of debt. Cash used in investing increased $2.7 billion to $30.3 billion for fiscal year 2022, mainly due to a $13.1 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $3.3 billion increase in additions to property and equipment, offset in part by a $15.6 billion increase in cash from net investment purchases, sales, and maturities.

PART II

Item 7

Debt Proceeds

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

The following table outlines the expected future recognition of unearned revenue as of June 30, 2022:

(In millions)

Three Months Ending

September 30, 2022	$17,691
December 31, 2022	13,923
March 31, 2023	9,491
June 30, 2023	4,433
Thereafter	2,870

Total	$48,408

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

PART II

Item 7

Material Cash Requirements and Other Obligations

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2022:

(In millions)	2023	Thereafter	Total

Long-term debt: (a)
Principal payments	$2,750	$52,761	$55,511
Interest payments	1,468	21,139	22,607
Construction commitments (b)	7,942	576	8,518
Operating and finance leases, including imputed interest (c)	4,609	44,045	48,654
Purchase commitments (d)	42,669	2,985	45,654

Total	$59,438	$121,506	$180,944

(a)	Refer to Note 11 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	Refer to Note 7 – Property and Equipment of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(c)	Refer to Note 14 – Leases of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(d)	Purchase commitments primarily relate to datacenters and include open purchase orders and take-or-pay contracts that are not presented as construction commitments above.

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $6.2 billion, which included $1.5 billion for fiscal year 2022. The remaining transition tax of $12.0 billion is payable over the next four years, with $1.3 billion payable within 12 months.

Provisions enacted in the TCJA related to the capitalization for tax purposes of research and experimental expenditures became effective on July 1, 2022. These provisions require us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where research is conducted. The final foreign tax credit regulations, also effective on July 1, 2022, introduced significant changes to foreign tax credit calculations in the U.S. tax return. While these provisions are not expected to have a material impact on our fiscal year 2023 effective tax rate on a net basis, our cash paid for taxes would increase unless these provisions are postponed or modified through legislative processes.

Share Repurchases

During fiscal years 2022 and 2021, we repurchased 95 million shares and 101 million shares of our common stock for $28.0 billion and $23.0 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. As of June 30, 2022, $40.7 billion remained of our $60 billion share repurchase program. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Dividends

During fiscal year 2022, our Board of Directors declared quarterly dividends of $0.62 per share. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

PART II

Item 7

Other Planned Uses of Capital

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. The acquisition has been approved by Activision Blizzard’s shareholders, and we expect it to close in fiscal year 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

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

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of revenue recognition, impairment of investment securities, goodwill, research and development costs, legal and other contingencies, income taxes, and inventories.

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

PART II

Item 7

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

CHANGE IN ACCOUNTING ESTIMATE

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate will be effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, it is estimated this change will increase our fiscal year 2023 operating income by $3.7 billion. We had previously increased the estimated useful lives of both server and network equipment in July 2020.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2022	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(6,822)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(94)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,536)	Fair Value
Credit	100 basis point increase in credit spreads	(350)	Fair Value
Equity	10% decrease in equity market prices	(637)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2022	2021	2020

Revenue:
Product	$72,732	$71,074	$68,041
Service and other	125,538	97,014	74,974

Total revenue	198,270	168,088	143,015

Cost of revenue:
Product	19,064	18,219	16,017
Service and other	43,586	34,013	30,061

Total cost of revenue	62,650	52,232	46,078

Gross margin	135,620	115,856	96,937
Research and development	24,512	20,716	19,269
Sales and marketing	21,825	20,117	19,598
General and administrative	5,900	5,107	5,111

Operating income	83,383	69,916	52,959
Other income, net	333	1,186	77

Income before income taxes	83,716	71,102	53,036
Provision for income taxes	10,978	9,831	8,755

Net income	$72,738	$61,271	$44,281

Earnings per share:
Basic	$9.70	$8.12	$5.82
Diluted	$9.65	$8.05	$5.76

Weighted average shares outstanding:
Basic	7,496	7,547	7,610
Diluted	7,540	7,608	7,683

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2022	2021	2020

Net income	$72,738	$61,271	$44,281

Other comprehensive income (loss), net of tax:
Net change related to derivatives	6	19	(38)
Net change related to investments	(5,360)	(2,266)	3,990
Translation adjustments and other	(1,146)	873	(426)

Other comprehensive income (loss)	(6,500)	(1,374)	3,526

Comprehensive income	$66,238	$59,897	$47,807

Refer to accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2022	2021

Assets
Current assets:
Cash and cash equivalents	$13,931	$14,224
Short-term investments	90,826	116,110

Total cash, cash equivalents, and short-term investments	104,757	130,334
Accounts receivable, net of allowance for doubtful accounts of $633 and $751	44,261	38,043
Inventories	3,742	2,636
Other current assets	16,924	13,393

Total current assets	169,684	184,406
Property and equipment, net of accumulated depreciation of $59,660 and $51,351	74,398	59,715
Operating lease right-of-use assets	13,148	11,088
Equity investments	6,891	5,984
Goodwill	67,524	49,711
Intangible assets, net	11,298	7,800
Other long-term assets	21,897	15,075

Total assets	$364,840	$333,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,000	$15,163
Current portion of long-term debt	2,749	8,072
Accrued compensation	10,661	10,057
Short-term income taxes	4,067	2,174
Short-term unearned revenue	45,538	41,525
Other current liabilities	13,067	11,666

Total current liabilities	95,082	88,657
Long-term debt	47,032	50,074
Long-term income taxes	26,069	27,190
Long-term unearned revenue	2,870	2,616
Deferred income taxes	230	198
Operating lease liabilities	11,489	9,629
Other long-term liabilities	15,526	13,427

Total liabilities	198,298	191,791

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,464 and 7,519	86,939	83,111
Retained earnings	84,281	57,055
Accumulated other comprehensive income (loss)	(4,678)	1,822

Total stockholders’ equity	166,542	141,988

Total liabilities and stockholders’ equity	$364,840	$333,779

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2022	2021	2020

Operations
Net income	$72,738	$61,271	$44,281
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	14,460	11,686	12,796
Stock-based compensation expense	7,502	6,118	5,289
Net recognized gains on investments and derivatives	(409)	(1,249)	(219)
Deferred income taxes	(5,702)	(150)	11
Changes in operating assets and liabilities:
Accounts receivable	(6,834)	(6,481)	(2,577)
Inventories	(1,123)	(737)	168
Other current assets	(709)	(932)	(2,330)
Other long-term assets	(2,805)	(3,459)	(1,037)
Accounts payable	2,943	2,798	3,018
Unearned revenue	5,109	4,633	2,212
Income taxes	696	(2,309)	(3,631)
Other current liabilities	2,344	4,149	1,346
Other long-term liabilities	825	1,402	1,348

Net cash from operations	89,035	76,740	60,675

Financing
Cash premium on debt exchange	0	(1,754)	(3,417)
Repayments of debt	(9,023)	(3,750)	(5,518)
Common stock issued	1,841	1,693	1,343
Common stock repurchased	(32,696)	(27,385)	(22,968)
Common stock cash dividends paid	(18,135)	(16,521)	(15,137)
Other, net	(863)	(769)	(334)

Net cash used in financing	(58,876)	(48,486)	(46,031)

Investing
Additions to property and equipment	(23,886)	(20,622)	(15,441)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(22,038)	(8,909)	(2,521)
Purchases of investments	(26,456)	(62,924)	(77,190)
Maturities of investments	16,451	51,792	66,449
Sales of investments	28,443	14,008	17,721
Other, net	(2,825)	(922)	(1,241)

Net cash used in investing	(30,311)	(27,577)	(12,223)

Effect of foreign exchange rates on cash and cash equivalents	(141)	(29)	(201)

Net change in cash and cash equivalents	(293)	648	2,220
Cash and cash equivalents, beginning of period	14,224	13,576	11,356

Cash and cash equivalents, end of period	$13,931	$14,224	$13,576

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2022	2021	2020

Common stock and paid-in capital

Balance, beginning of period	$83,111	$80,552	$78,520
Common stock issued	1,841	1,963	1,343
Common stock repurchased	(5,688)	(5,539)	(4,599)
Stock-based compensation expense	7,502	6,118	5,289
Other, net	173	17	(1)

Balance, end of period	86,939	83,111	80,552

Retained earnings

Balance, beginning of period	57,055	34,566	24,150
Net income	72,738	61,271	44,281
Common stock cash dividends	(18,552)	(16,871)	(15,483)
Common stock repurchased	(26,960)	(21,879)	(18,382)
Cumulative effect of accounting changes	0	(32)	0

Balance, end of period	84,281	57,055	34,566

Accumulated other comprehensive income (loss)

Balance, beginning of period	1,822	3,186	(340)
Other comprehensive income (loss)	(6,500)	(1,374)	3,526
Cumulative effect of accounting changes	0	10	0

Balance, end of period	(4,678)	1,822	3,186

Total stockholders’ equity	$166,542	$141,988	$118,304

Cash dividends declared per common share	$2.48	$2.24	$2.04

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate will be effective beginning fiscal year 2023. We had previously increased the estimated useful lives of both server and network equipment in July 2020.

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

Unearned revenue comprises mainly unearned revenue related to volume licensing programs, which may include SA and cloud services. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for consulting services to be performed in the future, LinkedIn subscriptions, Office 365 subscriptions, Xbox subscriptions, Windows post-delivery support, Dynamics business solutions, and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

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

As of June 30, 2022 and 2021, other receivables due from suppliers were $1.0 billion and $965 million, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of June 30, 2022 and 2021, long-term accounts receivable, net of allowance for doubtful accounts, was $3.8 billion and $3.4 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

PART II

Item 8

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Balance, beginning of period	$798	$816	$434
Charged to costs and other	157	234	560
Write-offs	(245)	(252)	(178)

Balance, end of period	$710	$798	$816

Allowance for doubtful accounts included in our consolidated balance sheets:

(In millions)

June 30,	2022	2021	2020

Accounts receivable, net of allowance for doubtful accounts	$633	$751	$788
Other long-term assets	77	47	28

Total	$710	$798	$816

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of June 30, 2022 and 2021, our financing receivables, net were $4.1 billion and $4.4 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.5 billion, $1.5 billion, and $1.6 billion in fiscal years 2022, 2021, and 2020, respectively.

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

Recent Accounting Guidance

Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the standard effective July 1, 2021. Adoption of the standard did not have a material impact on our consolidated financial statements.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2022	2021	2020

Net income available for common shareholders (A)	$72,738	$61,271	$44,281
Weighted average outstanding shares of common stock (B)	7,496	7,547	7,610
Dilutive effect of stock-based awards	44	61	73

Common stock and common stock equivalents (C)	7,540	7,608	7,683

Earnings Per Share

Basic (A/B)	$9.70	$8.12	$5.82
Diluted (A/C)	$9.65	$8.05	$5.76

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Interest and dividends income	$2,094	$2,131	$2,680
Interest expense	(2,063)	(2,346)	(2,591)
Net recognized gains on investments	461	1,232	32
Net gains (losses) on derivatives	(52)	17	187
Net gains (losses) on foreign currency remeasurements	(75)	54	(191)
Other, net	(32)	98	(40)

Total	$333	$1,186	$77

PART II

Item 8

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Realized gains from sales of available-for-sale securities	$162	$105	$50
Realized losses from sales of available-for-sale securities	(138)	(40)	(37)
Impairments and allowance for credit losses	(81)	(2)	(17)

Total	$(57)	$63	$(4)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Net realized gains on investments sold	$29	$123	$83
Net unrealized gains on investments still held	509	1,057	69
Impairments of investments	(20)	(11)	(116)

Total	$518	$1,169	$36

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,500	$0	$0	$2,500	$2,498	$2	$0
Certificates of deposit	Level 2	2,071	0	0	2,071	2,032	39	0
U.S. government securities	Level 1	79,696	29	(2,178)	77,547	9	77,538	0
U.S. agency securities	Level 2	419	0	(9)	410	0	410	0
Foreign government bonds	Level 2	506	0	(24)	482	0	482	0
Mortgage- and asset-backed securities	Level 2	727	1	(30)	698	0	698	0
Corporate notes and bonds	Level 2	11,661	4	(554)	11,111	0	11,111	0
Corporate notes and bonds	Level 3	67	0	0	67	0	67	0
Municipal securities	Level 2	368	19	(13)	374	0	374	0
Municipal securities	Level 3	103	0	(6)	97	0	97	0

Total debt investments		$98,118	$53	$(2,814)	$95,357	$4,539	$90,818	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,590	$1,134	$0	$456
Equity investments	Other				6,435	0	0	6,435

Total equity investments					$8,025	$1,134	$0	$6,891

Cash					$8,258	$8,258	$0	$0
Derivatives, net (a)					8	0	8	0

Total					$111,648	$13,931	$90,826	$6,891

PART II

Item 8

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2021

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,316	$0	$0	$4,316	$1,331	$2,985	$0
Certificates of deposit	Level 2	3,615	0	0	3,615	2,920	695	0
U.S. government securities	Level 1	90,664	3,832	(111)	94,385	1,500	92,885	0
U.S. agency securities	Level 2	807	2	0	809	0	809	0
Foreign government bonds	Level 2	6,213	9	(2)	6,220	225	5,995	0
Mortgage- and asset-backed securities	Level 2	3,442	22	(6)	3,458	0	3,458	0
Corporate notes and bonds	Level 2	8,443	249	(9)	8,683	0	8,683	0
Corporate notes and bonds	Level 3	63	0	0	63	0	63	0
Municipal securities	Level 2	308	63	0	371	0	371	0
Municipal securities	Level 3	95	0	(7)	88	0	88	0

Total debt investments		$117,966	$4,177	$(135)	$122,008	$5,976	$116,032	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,582	$976	$0	$606
Equity investments	Other				5,378	0	0	5,378

Total equity investments					$6,960	$976	$0	$5,984

Cash					$7,272	$7,272	$0	$0
Derivatives, net (a)					78	0	78	0

Total					$136,318	$14,224	$116,110	$5,984

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2022 and 2021, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.8 billion and $3.3 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2022

U.S. government and agency securities	$59,092	$(1,835)	$2,210	$(352)	$61,302	$(2,187)
Foreign government bonds	418	(18)	27	(6)	445	(24)
Mortgage- and asset-backed securities	510	(26)	41	(4)	551	(30)
Corporate notes and bonds	9,443	(477)	786	(77)	10,229	(554)
Municipal securities	178	(12)	74	(7)	252	(19)

Total	$69,641	$(2,368)	$3,138	$(446)	$72,779	$(2,814)

PART II

Item 8

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2021

U.S. government and agency securities	$5,294	$(111)	$0	$0	$5,294	$(111)
Foreign government bonds	3,148	(1)	5	(1)	3,153	(2)
Mortgage- and asset-backed securities	1,211	(5)	87	(1)	1,298	(6)
Corporate notes and bonds	1,678	(8)	34	(1)	1,712	(9)
Municipal securities	58	(7)	1	0	59	(7)

Total	$11,389	$(132)	$127	$(3)	$11,516	$(135)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

June 30, 2022

Due in one year or less	$26,480	$26,470
Due after one year through five years	52,006	50,748
Due after five years through 10 years	18,274	16,880
Due after 10 years	1,358	1,259

Total	$98,118	$95,357

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2022, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2022	June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts purchased	$635	$635
Foreign exchange contracts sold	0	6,081
Interest rate contracts purchased	1,139	1,247

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	10,322	14,223
Foreign exchange contracts sold	21,606	23,391
Other contracts purchased	2,773	2,456
Other contracts sold	544	763

PART II

Item 8

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	June 30, 2022		June 30, 2021

Designated as Hedging Instruments

Foreign exchange contracts	$0	$(77)	$76	$(8)
Interest rate contracts	3	0	40	0

Not Designated as Hedging Instruments

Foreign exchange contracts	333	(362)	227	(291)
Other contracts	20	(112)	56	(36)

Gross amounts of derivatives	356	(551)	399	(335)
Gross amounts of derivatives offset in the balance sheet	(130)	133	(141)	142
Cash collateral received	0	(75)	0	(42)

Net amounts of derivatives	$226	$(493)	$258	$(235)

Reported as

Short-term investments	$8	$0	$78	$0
Other current assets	218	0	137	0
Other long-term assets	0	0	43	0
Other current liabilities	0	(298)	0	(182)
Other long-term liabilities	0	(195)	0	(53)

Total	$226	$(493)	$258	$(235)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $343 million and $550 million, respectively, as of June 30, 2022, and $395 million and $335 million, respectively, as of June 30, 2021.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2022

Derivative assets	$1	$349	$6	$356
Derivative liabilities	0	(551)	0	(551)

June 30, 2021

Derivative assets	0	396	3	399
Derivative liabilities	0	(335)	0	(335)

PART II

Item 8

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$49	$193	$1
Hedged items	(50)	(188)	3
Excluded from effectiveness assessment	4	30	139
Interest rate contracts
Derivatives	(92)	(37)	93
Hedged items	108	53	(93)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	(79)	17	0

Not Designated as Hedging Instruments

Foreign exchange contracts	383	27	(123)
Other contracts	(72)	9	50

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(57)	$34	$(38)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2022	2021

Raw materials	$1,144	$1,190
Work in process	82	79
Finished goods	2,516	1,367

Total	$3,742	$2,636

PART II

Item 8

NOTE 7 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2022	2021

Land	$4,734	$3,660
Buildings and improvements	55,014	43,928
Leasehold improvements	7,819	6,884
Computer equipment and software	60,631	51,250
Furniture and equipment	5,860	5,344

Total, at cost	134,058	111,066
Accumulated depreciation	(59,660)	(51,351)

Total, net	$74,398	$59,715

During fiscal years 2022, 2021, and 2020, depreciation expense was $12.6 billion, $9.3 billion, and $10.7 billion, respectively. We have committed $8.5 billion, primarily related to datacenters, for the construction of new buildings, building improvements, and leasehold improvements as of June 30, 2022.

NOTE 8 — BUSINESS COMBINATIONS

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

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Goodwill (a)	$16,308
Intangible assets	4,365
Other assets	59
Other liabilities (b)	(1,971)

Total	$18,761

(a)

Goodwill was assigned to our Intelligent Cloud segment and was primarily attributed to increased synergies that are expected to be achieved from the integration of Nuance. None of the goodwill is expected to be deductible for income tax purposes.

(b)

Includes $986 million of convertible senior notes issued by Nuance in 2015 and 2017, of which $985 million was redeemed prior to June 30, 2022. The remaining $1 million of notes are redeemable through their respective maturity dates and are included in other current liabilities on our consolidated balance sheets as of June 30, 2022.

PART II

Item 8

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Customer-related	$2,610	9 years
Technology-based	1,540	5 years
Marketing-related	215	4 years

Total	$4,365	7 years

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

Activision Blizzard, Inc.

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. Activision Blizzard is a leader in game development and an interactive entertainment content publisher. The acquisition will accelerate the growth in our gaming business across mobile, PC, console, and cloud and will provide building blocks for the metaverse. The acquisition has been approved by Activision Blizzard’s shareholders, and we expect it to close in fiscal year 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

PART II

Item 8

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2020	Acquisitions		Other		June 30, 2021	Acquisitions		Other		June 30, 2022

Productivity and Business Processes	$24,190	$0		$127		$24,317	$599		$(105)		$24,811
Intelligent Cloud	12,697	505		54		13,256	16,879	(b)	47	(b)	30,182
More Personal Computing	6,464	5,556	(a)	118	(a)	12,138	648		(255)		12,531

Total	$43,351	$6,061		$299		$49,711	$18,126		$(313)		$67,524

(a)	Includes goodwill of $5.5 billion related to ZeniMax. See Note 8 – Business Combinations for further information.
(b)	Includes goodwill of $16.3 billion related to Nuance. See Note 8 – Business Combinations for further information.

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

No instances of impairment were identified in our May 1, 2022, May 1, 2021, or May 1, 2020 tests. As of June 30, 2022 and 2021, accumulated goodwill impairment was $11.3 billion.

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount

June 30,				2022				2021

Technology-based	$11,277		$(6,958)	$4,319	$9,779		$(7,007)	$2,772
Customer-related	7,342		(3,171)	4,171	4,958		(2,859)	2,099
Marketing-related	4,942		(2,143)	2,799	4,792		(1,878)	2,914
Contract-based	16		(7)	9	446		(431)	15

Total	$23,577	(a)	$(12,279)	$11,298	$19,975	(b)	$(12,175)	$7,800

(a)	Includes intangible assets of $4.4 billion related to Nuance. See Note 8 – Business Combinations for further information.
(b)	Includes intangible assets of $2.0 billion related to ZeniMax. See Note 8 – Business Combinations for further information.

No material impairments of intangible assets were identified during fiscal years 2022, 2021, or 2020. We estimate that we have no significant residual value related to our intangible assets.

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2022		2021

Technology-based	$2,611	4 years	$1,628	4 years
Customer-related	2,837	9 years	96	4 years
Marketing-related	233	4 years	625	6 years
Contract-based	0	0 years	10	3 years

Total	$5,681	7 years	$2,359	5 years

Intangible assets amortization expense was $2.0 billion, $1.6 billion, and $1.6 billion for fiscal years 2022, 2021, and 2020, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2022:

(In millions)

Year Ending June 30,

2023	$2,654
2024	2,385
2025	1,631
2026	1,227
2027	809
Thereafter	2,592

Total	$11,298

PART II

Item 8

NOTE 11 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			June 30, 2022	June 30, 2021

2009 issuance of $3.8 billion (a)			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion (a)			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion (a)			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion (a)	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,204	1,204
2013 issuance of $5.2 billion (a)	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,404	4,803
2015 issuance of $23.8 billion (a)	2022	–	2055	2.65%	–	4.75%	2.72%	–	4.78%	10,805	12,305
2016 issuance of $19.8 billion (a)	2023	–	2056	2.00%	–	3.95%	2.10%	–	4.03%	9,430	12,180
2017 issuance of $17.0 billion (a)	2024	–	2057	2.88%	–	4.50%	3.04%	–	4.53%	8,945	10,695
2020 issuance of $10.0 billion (a)	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion (a)	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										55,511	63,910
Unamortized discount and issuance costs										(471)	(511)
Hedge fair value adjustments (b)										(68)	40
Premium on debt exchange (a)										(5,191)	(5,293)

Total debt										49,781	58,146
Current portion of long-term debt										(2,749)	(8,072)

Long-term debt										$47,032	$50,074

(a)	In March 2021 and June 2020, we exchanged a portion of our existing debt at a premium for cash and new debt with longer maturities. The premiums are amortized over the terms of the new debt.
(b)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of June 30, 2022 and 2021, the estimated fair value of long-term debt, including the current portion, was $50.9 billion and $70.0 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually. Cash paid for interest on our debt for fiscal years 2022, 2021, and 2020 was $1.9 billion, $2.0 billion, and $2.4 billion, respectively.

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2022:

(In millions)

Year Ending June 30,

2023	$2,750
2024	5,250
2025	2,250
2026	3,000
2027	8,000
Thereafter	34,261

Total	$55,511

PART II

Item 8

NOTE 12 — INCOME TAXES

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Current Taxes

U.S. federal	$8,329	$3,285	$3,537
U.S. state and local	1,679	1,229	763
Foreign	6,672	5,467	4,444

Current taxes	$16,680	$9,981	$8,744

Deferred Taxes

U.S. federal	$(4,815)	$25	$58
U.S. state and local	(1,062)	(204)	(6)
Foreign	175	29	(41)

Deferred taxes	$(5,702)	$(150)	$11

Provision for income taxes	$10,978	$9,831	$8,755

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

U.S.	$47,837	$34,972	$24,116
Foreign	35,879	36,130	28,920

Income before income taxes	$83,716	$71,102	$53,036

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2022	2021	2020

Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign earnings taxed at lower rates	(1.3)%	(2.7)%	(3.7)%
Impact of intangible property transfers	(3.9)%	0%	0%
Foreign-derived intangible income deduction	(1.1)%	(1.3)%	(1.1)%
State income taxes, net of federal benefit	1.4%	1.4%	1.3%
Research and development credit	(0.9)%	(0.9)%	(1.1)%
Excess tax benefits relating to stock-based compensation	(1.9)%	(2.4)%	(2.2)%
Interest, net	0.5%	0.5%	1.0%
Other reconciling items, net	(0.7)%	(1.8)%	1.3%

Effective rate	13.1%	13.8%	16.5%

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeds the current tax liability from the U.S. global intangible low-taxed income (“GILTI”) tax.

PART II

Item 8

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

The decrease from the federal statutory rate in fiscal year 2022 is primarily due to the net income tax benefit related to the transfer of intangible properties, earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, and tax benefits relating to stock-based compensation. The decrease from the federal statutory rate in fiscal year 2021 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, tax benefits relating to stock-based compensation, and tax benefits from the India Supreme Court decision on withholding taxes. The decrease from the federal statutory rate in fiscal year 2020 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, and tax benefits relating to stock-based compensation. In fiscal years 2022, 2021, and 2020, our foreign regional operating centers in Ireland and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 71%, 82%, and 86% of our foreign income before tax. Other reconciling items, net consists primarily of tax credits and GILTI tax, and in fiscal year 2021, includes tax benefits from the India Supreme Court decision on withholding taxes. In fiscal years 2022, 2021, and 2020, there were no individually significant other reconciling items.

The decrease in our effective tax rate for fiscal year 2022 compared to fiscal year 2021 was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties, offset in part by changes in the mix of our income before income taxes between the U.S. and foreign countries, as well as tax benefits in the prior year from the India Supreme Court decision on withholding taxes, an agreement between the U.S. and India tax authorities related to transfer pricing, and final Tax Cuts and Jobs Act (“TCJA”) regulations. The decrease in our effective tax rate for fiscal year 2021 compared to fiscal year 2020 was primarily due to tax benefits from the India Supreme Court decision on withholding taxes, an agreement between the U.S. and India tax authorities related to transfer pricing, final TCJA regulations, and an increase in tax benefits relating to stock-based compensation.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2022	2021

Deferred Income Tax Assets

Stock-based compensation expense	$601	$502
Accruals, reserves, and other expenses	2,874	2,960
Loss and credit carryforwards	1,546	1,090
Amortization	10,656	6,346
Leasing liabilities	4,557	4,060
Unearned revenue	2,876	2,659
Other	461	319

Deferred income tax assets	23,571	17,936
Less valuation allowance	(1,012)	(769)

Deferred income tax assets, net of valuation allowance	$22,559	$17,167

Deferred Income Tax Liabilities

Book/tax basis differences in investments and debt	$(174)	$(2,381)
Leasing assets	(4,291)	(3,834)
Depreciation	(1,602)	(1,010)
Deferred tax on foreign earnings	(3,104)	(2,815)
Other	(103)	(144)

Deferred income tax liabilities	$(9,274)	$(10,184)

Net deferred income tax assets	$13,285	$6,983

Reported As

Other long-term assets	$13,515	$7,181
Long-term deferred income tax liabilities	(230)	(198)

Net deferred income tax assets	$13,285	$6,983

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

As of June 30, 2022, we had federal, state, and foreign net operating loss carryforwards of $318 million, $1.3 billion, and $2.1 billion, respectively. The federal and state net operating loss carryforwards will expire in various years from fiscal 2023 through 2042, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation but are expected to be realized with the exception of those which have a valuation allowance. As of June 30, 2022, we had $1.3 billion federal capital loss carryforwards for U.S. tax purposes from our acquisition of Nuance. The federal capital loss carryforwards are subject to an annual limitation and will expire in various years from fiscal 2023 through 2025.

The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards, federal capital loss carryforwards, and other net deferred tax assets that may not be realized.

Income taxes paid, net of refunds, were $16.0 billion, $13.4 billion, and $12.5 billion in fiscal years 2022, 2021, and 2020, respectively.

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2022, 2021, and 2020, were $15.6 billion, $14.6 billion, and $13.8 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2022, 2021, and 2020 by $13.3 billion, $12.5 billion, and $12.1 billion, respectively.

PART II

Item 8

As of June 30, 2022, 2021, and 2020, we had accrued interest expense related to uncertain tax positions of $4.3 billion, $4.3 billion, and $4.0 billion, respectively, net of income tax benefits. The provision for income taxes for fiscal years 2022, 2021, and 2020 included interest expense related to uncertain tax positions of $36 million, $274 million, and $579 million, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Beginning unrecognized tax benefits	$14,550	$13,792	$13,146
Decreases related to settlements	(317)	(195)	(31)
Increases for tax positions related to the current year	1,145	790	647
Increases for tax positions related to prior years	461	461	366
Decreases for tax positions related to prior years	(246)	(297)	(331)
Decreases due to lapsed statutes of limitations	0	(1)	(5)

Ending unrecognized tax benefits	$15,593	$14,550	$13,792

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

As of June 30, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2021, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 13 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2022	2021

Productivity and Business Processes	$24,558	$22,120
Intelligent Cloud	19,371	17,710
More Personal Computing	4,479	4,311

Total	$48,408	$44,141

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2022

Balance, beginning of period	$44,141
Deferral of revenue	110,455
Recognition of unearned revenue	(106,188)

Balance, end of period	$48,408

PART II

Item 8

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $193 billion as of June 30, 2022, of which $189 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 14 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of 1 year to 19 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Operating lease cost	$2,461	$2,127	$2,043

Finance lease cost:
Amortization of right-of-use assets	$980	$921	$611
Interest on lease liabilities	429	386	336

Total finance lease cost	$1,409	$1,307	$947

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,368	$2,052	$1,829
Operating cash flows from finance leases	429	386	336
Financing cash flows from finance leases	896	648	409

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,268	4,380	3,677
Finance leases	4,234	3,290	3,467

PART II

Item 8

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2022	2021

Operating Leases

Operating lease right-of-use assets	$13,148	$11,088

Other current liabilities	$2,228	$1,962
Operating lease liabilities	11,489	9,629

Total operating lease liabilities	$13,717	$11,591

Finance Leases

Property and equipment, at cost	$17,388	$14,107
Accumulated depreciation	(3,285)	(2,306)

Property and equipment, net	$14,103	$11,801

Other current liabilities	$1,060	$791
Other long-term liabilities	13,842	11,750

Total finance lease liabilities	$14,902	$12,541

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	12 years	12 years

Weighted Average Discount Rate

Operating leases	2.1%	2.2%
Finance leases	3.1%	3.4%

The following table outlines maturities of our lease liabilities as of June 30, 2022:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2023	$2,456	$1,477
2024	2,278	1,487
2025	1,985	1,801
2026	1,625	1,483
2027	1,328	1,489
Thereafter	5,332	9,931

Total lease payments	15,004	17,668
Less imputed interest	(1,287)	(2,766)

Total	$13,717	$14,902

As of June 30, 2022, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $7.2 billion and $8.8 billion, respectively. These operating and finance leases will commence between fiscal year 2023 and fiscal year 2028 with lease terms of 1 year to 18 years.

PART II

Item 8

NOTE 15 — CONTINGENCIES

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

As of June 30, 2022, we accrued aggregate legal liabilities of $364 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART II

Item 8

NOTE 16 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Balance, beginning of year	7,519	7,571	7,643
Issued	40	49	54
Repurchased	(95)	(101)	(126)

Balance, end of year	7,464	7,519	7,571

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

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of June 30, 2022, $40.7 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2022		2021		2020

First Quarter	21	$6,200	25	$5,270	29	$4,000
Second Quarter	20	6,233	27	5,750	32	4,600
Third Quarter	26	7,800	25	5,750	37	6,000
Fourth Quarter	28	7,800	24	6,200	28	5,088

Total	95	$28,033	101	$22,970	126	$19,688

All repurchases were made using cash resources. Shares repurchased during the fourth and third quarters of fiscal year 2022 were under the share repurchase program approved on September 14, 2021. Shares repurchased during the second quarter of fiscal year 2022 were under the share repurchase programs approved on both September 14, 2021 and September 18, 2019. Shares repurchased during the first quarter of fiscal year 2022, fiscal year 2021, and the fourth quarter of fiscal year 2020 were under the share repurchase program approved on September 18, 2019. Shares repurchased during the third quarter of fiscal year 2020 were under the share repurchase programs approved on both September 20, 2016 and September 18, 2019. All other shares repurchased were under the share repurchase program approved on September 20, 2016. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $4.7 billion, $4.4 billion, and $3.3 billion for fiscal years 2022, 2021, and 2020, respectively.

PART II

Item 8

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2022				(In millions)

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,652
December 7, 2021	February 17, 2022	March 10, 2022	0.62	4,645
March 14, 2022	May 19, 2022	June 9, 2022	0.62	4,632
June 14, 2022	August 18, 2022	September 8, 2022	0.62	4,627

Total			$2.48	$18,556

Fiscal Year 2021

September 15, 2020	November 19, 2020	December 10, 2020	$0.56	$4,230
December 2, 2020	February 18, 2021	March 11, 2021	0.56	4,221
March 16, 2021	May 20, 2021	June 10, 2021	0.56	4,214
June 16, 2021	August 19, 2021	September 9, 2021	0.56	4,206

Total			$2.24	$16,871

The dividend declared on June 14, 2022 was included in other current liabilities as of June 30, 2022.

PART II

Item 8

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2022	2021	2020

Derivatives

Balance, beginning of period	$(19)	$(38)	$0
Unrealized gains (losses), net of tax of $(15), $9, and $(10)	(57)	34	(38)
Reclassification adjustments for (gains) losses included in other income (expense), net	79	(17)	0
Tax expense (benefit) included in provision for income taxes	(16)	2	0

Amounts reclassified from accumulated other comprehensive income (loss)	63	(15)	0

Net change related to derivatives, net of tax of $1, $7, and $(10)	6	19	(38)

Balance, end of period	$(13)	$(19)	$(38)

Investments

Balance, beginning of period	$3,222	$5,478	$1,488
Unrealized gains (losses), net of tax of $(1,440), $(589), and $1,057	(5,405)	(2,216)	3,987
Reclassification adjustments for (gains) losses included in other income (expense), net	57	(63)	4
Tax expense (benefit) included in provision for income taxes	(12)	13	(1)

Amounts reclassified from accumulated other comprehensive income (loss)	45	(50)	3

Net change related to investments, net of tax of $(1,428), $(602), and $1,058	(5,360)	(2,266)	3,990
Cumulative effect of accounting changes	0	10	0

Balance, end of period	$(2,138)	$3,222	$5,478

Translation Adjustments and Other

Balance, beginning of period	$(1,381)	$(2,254)	$(1,828)
Translation adjustments and other, net of tax of $0, $(9), and $1	(1,146)	873	(426)

Balance, end of period	$(2,527)	$(1,381)	$(2,254)

Accumulated other comprehensive income (loss), end of period	$(4,678)	$1,822	$3,186

NOTE 18 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Stock-based compensation expense	$7,502	$6,118	$5,289
Income tax benefits related to stock-based compensation	1,293	1,065	938

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

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year ended June 30,			2022			2021			2020

Dividends per share (quarterly amounts)	$0.56	–	0.62	$0.51	–	0.56	$0.46	–	0.51
Interest rates	0.03%	–	3.6%	0.01%	–	1.5%	0.1%	–	2.2%

During fiscal year 2022, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	100	$152.51
Granted (a)	50	291.22
Vested	(47)	143.10
Forfeited	(10)	189.88

Nonvested balance, end of year	93	$227.59

(a)	Includes 1 million, 2 million, and 2 million of PSUs granted at target and performance adjustments above target levels for fiscal years 2022, 2021, and 2020, respectively.

As of June 30, 2022, there was approximately $16.7 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of three years. The weighted average grant-date fair value of stock awards granted was $291.22, $221.13, and $140.49 for fiscal years 2022, 2021, and 2020, respectively. The fair value of stock awards vested was $14.1 billion, $13.4 billion, and $10.1 billion, for fiscal years 2022, 2021, and 2020, respectively. As of June 30, 2022, an aggregate of 211 million shares were authorized for future grant under our stock plans.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Under the terms of the ESPP that were approved in 2012, the plan was set to terminate on December 31, 2022. At our 2021 Annual Shareholders Meeting, our shareholders approved a successor ESPP with a January 1, 2022 effective date and ten-year expiration of December 31, 2031. No additional shares were requested at this meeting.

Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2022	2021	2020

Shares purchased	7	8	9
Average price per share	$259.55	$207.88	$142.22

As of June 30, 2022, 81 million shares of our common stock were reserved for future issuance through the ESPP.

PART II

Item 8

Savings Plans

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We match a portion of each dollar a participant contributes into the plans. Employer-funded retirement benefits for all plans were $1.4 billion, $1.2 billion, and $1.0 billion in fiscal years 2022, 2021, and 2020, respectively, and were expensed as contributed.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, and Microsoft Viva.

•	Office Consumer, including Microsoft 365 Consumer subscriptions, Office licensed on-premises, and other Office services.
•	LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
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
•

Gaming, including Xbox hardware and Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, third-party disc royalties, advertising, and other cloud services.

•	Search and news advertising.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2022	2021	2020

Revenue

Productivity and Business Processes	$63,364	$53,915	$46,398
Intelligent Cloud	75,251	60,080	48,366
More Personal Computing	59,655	54,093	48,251

Total	$198,270	$168,088	$143,015

Operating Income

Productivity and Business Processes	$29,687	$24,351	$18,724
Intelligent Cloud	32,721	26,126	18,324
More Personal Computing	20,975	19,439	15,911

Total	$83,383	$69,916	$52,959

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2022, 2021, or 2020. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

United States (a)	$100,218	$83,953	$73,160
Other countries	98,052	84,135	69,855

Total	$198,270	$168,088	$143,015

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2022	2021	2020

Server products and cloud services	$67,321	$52,589	$41,379
Office products and cloud services	44,862	39,872	35,316
Windows	24,761	22,488	21,510
Gaming	16,230	15,370	11,575
LinkedIn	13,816	10,289	8,077
Search and news advertising	11,591	9,267	8,524
Enterprise Services	7,407	6,943	6,409
Devices	6,991	6,791	6,457
Other	5,291	4,479	3,768

Total	$198,270	$168,088	$143,015

We have recast certain previously reported amounts in the table above to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud (formerly commercial cloud) revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $91.2 billion, $69.1 billion and $51.7 billion in fiscal years 2022, 2021, and 2020, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2022	2021	2020

United States	$106,430	$76,153	$60,789
Ireland	15,505	13,303	12,734
Other countries	44,433	38,858	29,770

Total	$166,368	$128,314	$103,293

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

July 28, 2022

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2022; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated July 28, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 28, 2022

PART II, III

Item 9B, 9C, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 13, 2022 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement under the captions “Director Independence Guidelines” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services provided by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), appears in the Proxy Statement under the headings “Fees Billed by Deloitte & Touche” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” and is incorporated herein by reference.

PART IV

Item 15

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements are set forth under Part II, Item 8 of this Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/16

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/14/17

4.1	Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	10/29/15

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/12/15

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	11/3/15

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	8/5/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/17

4.16	Thirteenth Supplemental Indenture for 2.525% Notes due 2050 and 2.675% Notes due 2060, dated as of June 1, 2020, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	6/1/20

4.17	Fourteenth Supplemental Indenture for 2.921% Notes due 2052 and 3.041% Notes due 2062, dated as of March 17, 2021, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	3/17/21

4.18	Description of Securities		10-K	6/30/19	4.16	8/1/19

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.1	10/20/16

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-K	6/30/18	10.5	8/3/18

10.6*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/17

10.7*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/18

10.8*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/18

10.9	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/16	10.12	10/20/16

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.10	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Officers’ Indemnification Trust Agreement		10-K	6/30/2020	10.25	7/30/2020

10.11	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-K	6/30/19	10.13	8/1/19

10.12	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Directors’ Indemnification Trust Agreement		10-K	6/30/2020	10.26	7/30/2020

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/17	10.14	1/31/18

10.15*	Microsoft Corporation Executive Incentive Plan		8-K		10.1	9/19/18

10.19*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/16	10.17	10/20/16

10.20*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.18	10/20/16

10.21*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/16	10.25	10/20/16

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/16	10.22	10/20/16

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished, not filed.

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 28, 2022.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 28, 2022.

Signature	Title

/s/ SATYA NADELLA Satya Nadella	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ REID HOFFMAN Reid Hoffman	Director

/s/ HUGH F. JOHNSTON Hugh F. Johnston	Director

/s/ TERI L. LIST Teri L. List	Director

/s/ SANDRA E. PETERSON Sandra E. Peterson	Director

/s/ PENNY S. PRITZKER Penny S. Pritzker	Director

/s/ CARLOS A. RODRIGUEZ	Director
Carlos A. Rodriguez

/s/ CHARLES W. SCHARF Charles W. Scharf	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ JOHN W. THOMPSON	Lead Independent Director
John W. Thompson

/s/ EMMA N. WALMSLEY Emma N. Walmsley	Director

/s/ PADMASREE WARRIOR Padmasree Warrior	Director

/s/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ALICE L. JOLLA Alice L. Jolla	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)