Form 10-Q
period 2022-09-30
MICROSOFT CORP
filed 2022-10-25
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 20, 2022

Common Stock, $0.00000625 par value per share	7,454,473,144 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2022

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2022	2021

Revenue:
Product	$15,741	$16,631
Service and other	34,381	28,686

Total revenue	50,122	45,317

Cost of revenue:
Product	4,302	3,792
Service and other	11,150	9,854

Total cost of revenue	15,452	13,646

Gross margin	34,670	31,671
Research and development	6,628	5,599
Sales and marketing	5,126	4,547
General and administrative	1,398	1,287

Operating income	21,518	20,238
Other income, net	54	286

Income before income taxes	21,572	20,524
Provision for income taxes	4,016	19

Net income	$17,556	$20,505

Earnings per share:
Basic	$2.35	$2.73
Diluted	$2.35	$2.71

Weighted average shares outstanding:
Basic	7,457	7,513
Diluted	7,485	7,567

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2022	2021

Net income	$17,556	$20,505

Other comprehensive income (loss), net of tax:
Net change related to derivatives	7	2
Net change related to investments	(1,897)	(422)
Translation adjustments and other	(775)	(119)

Other comprehensive loss	(2,665)	(539)

Comprehensive income	$14,891	$19,966

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2022	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$22,884	$13,931
Short-term investments	84,378	90,826

Total cash, cash equivalents, and short-term investments	107,262	104,757
Accounts receivable, net of allowance for doubtful accounts of $438 and $633	31,279	44,261
Inventories	4,268	3,742
Other current assets	18,003	16,924

Total current assets	160,812	169,684
Property and equipment, net of accumulated depreciation of $60,638 and $59,660	77,037	74,398
Operating lease right-of-use assets	13,347	13,148
Equity investments	6,839	6,891
Goodwill	67,459	67,524
Intangible assets, net	10,808	11,298
Other long-term assets	23,482	21,897

Total assets	$359,784	$364,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,609	$19,000
Current portion of long-term debt	3,248	2,749
Accrued compensation	7,405	10,661
Short-term income taxes	6,729	4,067
Short-term unearned revenue	41,340	45,538
Other current liabilities	12,058	13,067

Total current liabilities	87,389	95,082
Long-term debt	45,374	47,032
Long-term income taxes	23,712	26,069
Long-term unearned revenue	2,549	2,870
Deferred income taxes	223	230
Operating lease liabilities	11,660	11,489
Other long-term liabilities	15,311	15,526

Total liabilities	186,218	198,298

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,457 and 7,464	88,535	86,939
Retained earnings	92,374	84,281
Accumulated other comprehensive loss	(7,343)	(4,678)

Total stockholders’ equity	173,566	166,542

Total liabilities and stockholders’ equity	$359,784	$364,840

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2022	2021

Operations
Net income	$17,556	$20,505
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,790	3,212
Stock-based compensation expense	2,192	1,702
Net recognized gains on investments and derivatives	(22)	(364)
Deferred income taxes	(1,191)	(5,970)
Changes in operating assets and liabilities:
Accounts receivable	11,729	10,486
Inventories	(543)	(777)
Other current assets	(332)	940
Other long-term assets	(666)	(598)
Accounts payable	(1,567)	(471)
Unearned revenue	(3,322)	(2,885)
Income taxes	410	2,653
Other current liabilities	(4,024)	(4,143)
Other long-term liabilities	188	250

Net cash from operations	23,198	24,540

Financing
Repayments of debt	(1,000)	(4,826)
Common stock issued	575	612
Common stock repurchased	(5,573)	(7,684)
Common stock cash dividends paid	(4,621)	(4,206)
Other, net	(264)	(172)

Net cash used in financing	(10,883)	(16,276)

Investing
Additions to property and equipment	(6,283)	(5,810)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(349)	(1,206)
Purchases of investments	(5,013)	(10,309)
Maturities of investments	6,662	8,862
Sales of investments	2,711	5,630
Other, net	(860)	(417)

Net cash used in investing	(3,132)	(3,250)

Effect of foreign exchange rates on cash and cash equivalents	(230)	(73)

Net change in cash and cash equivalents	8,953	4,941
Cash and cash equivalents, beginning of period	13,931	14,224

Cash and cash equivalents, end of period	$22,884	$19,165

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2022	2021

Common stock and paid-in capital
Balance, beginning of period	$86,939	$83,111
Common stock issued	575	612
Common stock repurchased	(1,171)	(1,677)
Stock-based compensation expense	2,192	1,702
Other, net	0	3

Balance, end of period	88,535	83,751

Retained earnings
Balance, beginning of period	84,281	57,055
Net income	17,556	20,505
Common stock cash dividends	(5,064)	(4,651)
Common stock repurchased	(4,399)	(5,965)

Balance, end of period	92,374	66,944

Accumulated other comprehensive income (loss)
Balance, beginning of period	(4,678)	1,822
Other comprehensive loss	(2,665)	(539)

Balance, end of period	(7,343)	1,283

Total stockholders’ equity	$173,566	$151,978

Cash dividends declared per common share	$0.68	$0.62

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2022 Form 10-K filed with the U.S. Securities and Exchange Commission on July 28, 2022.

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

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for the three months ended September 30, 2022, was an increase in operating income of $1.1 billion and net income of $859 million, or $0.12 and $0.11 per basic and diluted share, respectively.

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

Contract Balances and Other Receivables

As of September 30, 2022 and June 30, 2022, other receivables due from suppliers were $736 million and $1.0 billion, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of both September 30, 2022 and June 30, 2022, long-term accounts receivable, net of allowance for doubtful accounts, was $3.8 billion and is included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of September 30, 2022 and June 30, 2022, our financing receivables, net were $3.9 billion and $4.1 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

PART I

Item 1

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2022	2021

Net income available for common shareholders (A)	$17,556	$20,505

Weighted average outstanding shares of common stock (B)	7,457	7,513
Dilutive effect of stock-based awards	28	54

Common stock and common stock equivalents (C)	7,485	7,567

Earnings Per Share

Basic (A/B)	$2.35	$2.73
Diluted (A/C)	$2.35	$2.71

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Interest and dividends income	$641	$520
Interest expense	(500)	(539)
Net recognized gains on investments	13	371
Net gains (losses) on derivatives	9	(7)
Net losses on foreign currency remeasurements	(78)	(65)
Other, net	(31)	6

Total	$54	$286

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Realized gains from sales of available-for-sale securities	$3	$19
Realized losses from sales of available-for-sale securities	(20)	(7)
Impairments and allowance for credit losses	(18)	(3)

Total	$(35)	$9

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Net realized gains on investments sold	$83	$37
Net unrealized gains (losses) on investments still held	(28)	325
Impairments of investments	(7)	0

Total	$48	$362

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

September 30, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$6,286	$2	$0	$6,288	$5,662	$626	$0
Certificates of deposit	Level 2	2,570	0	0	2,570	2,531	39	0
U.S. government securities	Level 1	76,079	7	(4,232)	71,854	1,955	69,899	0
U.S. agency securities	Level 2	5,815	5	(9)	5,811	4,352	1,459	0
Foreign government bonds	Level 2	493	0	(36)	457	0	457	0
Mortgage- and asset-backed securities	Level 2	845	0	(45)	800	0	800	0
Corporate notes and bonds	Level 2	11,373	1	(825)	10,549	0	10,549	0
Corporate notes and bonds	Level 3	76	0	0	76	0	76	0
Municipal securities	Level 2	372	8	(22)	358	0	358	0
Municipal securities	Level 3	104	0	(7)	97	0	97	0

Total debt investments		$104,013	$23	$(5,176)	$98,860	$14,500	$84,360	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,616	$1,147	$0	$469
Equity investments	Other				6,370	0	0	6,370

Total equity investments					$7,986	$1,147	$0	$6,839

Cash					$7,237	$7,237	$0	$0
Derivatives, net (a)					18	0	18	0

Total					$114,101	$22,884	$84,378	$6,839

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,500	$0	$0	$2,500	$2,498	$2	$0
Certificates of deposit	Level 2	2,071	0	0	2,071	2,032	39	0
U.S. government securities	Level 1	79,696	29	(2,178)	77,547	9	77,538	0
U.S. agency securities	Level 2	419	0	(9)	410	0	410	0
Foreign government bonds	Level 2	506	0	(24)	482	0	482	0
Mortgage- and asset-backed securities	Level 2	727	1	(30)	698	0	698	0
Corporate notes and bonds	Level 2	11,661	4	(554)	11,111	0	11,111	0
Corporate notes and bonds	Level 3	67	0	0	67	0	67	0
Municipal securities	Level 2	368	19	(13)	374	0	374	0
Municipal securities	Level 3	103	0	(6)	97	0	97	0

Total debt investments		$98,118	$53	$(2,814)	$95,357	$4,539	$90,818	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,590	$1,134	$0	$456
Equity investments	Other				6,435	0	0	6,435

Total equity investments					$8,025	$1,134	$0	$6,891

Cash					$8,258	$8,258	$0	$0
Derivatives, net (a)					8	0	8	0

Total					$111,648	$13,931	$90,826	$6,891

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of both September 30, 2022 and June 30, 2022, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.8 billion.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2022

U.S. government and agency securities	$61,761	$(3,411)	$4,233	$(830)	$65,994	$(4,241)
Foreign government bonds	392	(22)	64	(14)	456	(36)
Mortgage- and asset-backed securities	434	(27)	130	(18)	564	(45)
Corporate notes and bonds	8,258	(554)	2,178	(271)	10,436	(825)
Municipal securities	190	(22)	74	(7)	264	(29)

Total	$71,035	$(4,036)	$6,679	$(1,140)	$77,714	$(5,176)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2022

U.S. government and agency securities	$59,092	$(1,835)	$2,210	$(352)	$61,302	$(2,187)
Foreign government bonds	418	(18)	27	(6)	445	(24)
Mortgage- and asset-backed securities	510	(26)	41	(4)	551	(30)
Corporate notes and bonds	9,443	(477)	786	(77)	10,229	(554)
Municipal securities	178	(12)	74	(7)	252	(19)

Total	$69,641	$(2,368)	$3,138	$(446)	$72,779	$(2,814)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

September 30, 2022

Due in one year or less	$35,526	$35,416
Due after one year through five years	50,062	47,328
Due after five years through 10 years	17,070	14,925
Due after 10 years	1,355	1,191

Total	$104,013	$98,860

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2022, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2022	June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$635
Interest rate contracts purchased	1,088	1,139

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	6,933	10,322
Foreign exchange contracts sold	11,580	21,606
Other contracts purchased	2,568	2,773
Other contracts sold	848	544

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	September 30, 2022		June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts	$0	$(127)	$0	$(77)
Interest rate contracts	2	0	3	0

Not Designated as Hedging Instruments

Foreign exchange contracts	406	(482)	333	(362)
Other contracts	36	(153)	20	(112)

Gross amounts of derivatives	444	(762)	356	(551)
Gross amounts of derivatives offset in the balance sheet	(158)	163	(130)	133
Cash collateral received	0	(67)	0	(75)

Net amounts of derivatives	$286	$(666)	$226	$(493)

Reported as

Short-term investments	$18	$0	$8	$0
Other current assets	271	0	218	0
Other long-term assets	(3)	0	0	0
Other current liabilities	0	(396)	0	(298)
Other long-term liabilities	0	(270)	0	(195)

Total	$286	$(666)	$226	$(493)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $409 million and $759 million, respectively, as of September 30, 2022, and $343 million and $550 million, respectively, as of June 30, 2022.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2022

Derivative assets	$0	$427	$17	$444
Derivative liabilities	0	(762)	0	(762)

June 30, 2022

Derivative assets	1	349	6	356
Derivative liabilities	0	(551)	0	(551)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$3
Hedged items	0	(5)
Excluded from effectiveness assessment	0	4

Interest rate contracts
Derivatives	(43)	(3)
Hedged items	43	7

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income (loss)	(59)	(15)

Not Designated as Hedging Instruments

Foreign exchange contracts	240	177
Other contracts	2	(18)

Losses, net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(40)	$(10)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2022	June 30, 2022

Raw materials	$1,143	$1,144
Work in process	51	82
Finished goods	3,074	2,516

Total	$4,268	$3,742

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

PART I

Item 1

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Goodwill (a)	$16,329
Intangible assets	4,365
Other assets	42
Other liabilities (b)	(1,973)

Total	$18,763

(a)

Goodwill was assigned to our Intelligent Cloud segment and was primarily attributed to increased synergies that are expected to be achieved from the integration of Nuance. None of the goodwill is expected to be deductible for income tax purposes.

(b)	Includes $986 million of convertible senior notes issued by Nuance in 2015 and 2017, of which $985 million was redeemed as of September 30, 2022.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Customer-related	$2,610	9 years
Technology-based	1,540	5 years
Marketing-related	215	4 years

Total	$4,365	7 years

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2022	Acquisitions	Other	September 30, 2022

Productivity and Business Processes	$24,811	$11	$(106)	$24,716
Intelligent Cloud	30,182	8	76	30,266
More Personal Computing	12,531	0	(54)	12,477

Total	$67,524	$19	$(84)	$67,459

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

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2022			June 30, 2022

Technology-based	$11,409	$(7,253)	$4,156	$11,277	$(6,958)	$4,319
Customer-related	7,343	(3,407)	3,936	7,342	(3,171)	4,171
Marketing-related	4,941	(2,237)	2,704	4,942	(2,143)	2,799
Contract-based	21	(9)	12	16	(7)	9

Total	$23,714	$(12,906)	$10,808	$23,577	$(12,279)	$11,298

Intangible assets amortization expense was $633 million and $439 million for the three months ended September 30, 2022 and 2021, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2022:

(In millions)

Year Ending June 30,

2023 (excluding the three months ended September 30, 2022)	$2,033
2024	2,408
2025	1,666
2026	1,244
2027	826
Thereafter	2,631

Total	$10,808

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2022	June 30, 2022

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	1,204	1,204
2013 issuance of $5.2 billion	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,251	2,404
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	10,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	9,430	9,430
2017 issuance of $17.0 billion	2027	–	2057	3.30%	–	4.50%	3.38%	–	4.53%	8,945	8,945
2020 issuance of $10.0 billion			2060			2.68%			2.68%	10,000	10,000
2021 issuance of $8.2 billion			2062			3.04%			3.04%	8,185	8,185

Total face value										54,358	55,511
Unamortized discount and issuance costs										(461)	(471)
Hedge fair value adjustments (a)										(111)	(68)
Premium on debt exchange										(5,164)	(5,191)

Total debt										48,622	49,781
Current portion of long-term debt										(3,248)	(2,749)

Long-term debt										$45,374	$47,032

(a)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2022 and June 30, 2022, the estimated fair value of long-term debt, including the current portion, was $46.1 billion and $50.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2022:

(In millions)

Year Ending June 30,

2023 (excluding the three months ended September 30, 2022)	$1,750
2024	5,250
2025	2,250
2026	3,000
2027	8,000
Thereafter	34,108

Total	$54,358

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 0% for the three months ended September 30, 2022 and 2021, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

PART I

Item 1

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeded the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2022, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of September 30, 2022 and June 30, 2022, unrecognized tax benefits and other income tax liabilities were $16.7 billion and $16.3 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of September 30, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2022, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2022	June 30, 2022

Productivity and Business Processes	$22,405	$24,558
Intelligent Cloud	17,294	19,371
More Personal Computing	4,190	4,479

Total	$43,889	$48,408

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2022

Balance, beginning of period	$48,408
Deferral of revenue	23,577
Recognition of unearned revenue	(28,096)

Balance, end of period	$43,889

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $183 billion as of September 30, 2022, of which $180 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 19 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Operating lease cost	$662	$588

Finance lease cost:
Amortization of right-of-use assets	$189	$226
Interest on lease liabilities	113	104

Total finance lease cost	$302	$330

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$654	$566
Operating cash flows from finance leases	113	104
Financing cash flows from finance leases	256	200

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,189	1,171
Finance leases	611	1,389

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2022	June 30, 2022

Operating Leases

Operating lease right-of-use assets	$13,347	$13,148

Other current liabilities	$2,224	$2,228
Operating lease liabilities	11,660	11,489

Total operating lease liabilities	$13,884	$13,717

Finance Leases

Property and equipment, at cost	$17,322	$17,388
Accumulated depreciation	(3,475)	(3,285)

Property and equipment, net	$13,847	$14,103

Other current liabilities	$1,055	$1,060
Other long-term liabilities	13,575	13,842

Total finance lease liabilities	$14,630	$14,902

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	11 years	12 years

Weighted Average Discount Rate

Operating leases	2.4%	2.1%
Finance leases	3.2%	3.1%

The following table outlines maturities of our lease liabilities as of September 30, 2022:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2023 (excluding the three months ended September 30, 2022)	$1,913	$1,107
2024	2,327	1,480
2025	2,060	1,796
2026	1,706	1,477
2027	1,409	1,482
Thereafter	5,960	10,028

Total lease payments	15,375	17,370
Less imputed interest	(1,491)	(2,740)

Total	$13,884	$14,630

As of September 30, 2022, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $6.5 billion and $10.5 billion, respectively. These operating and finance leases will commence between fiscal year 2023 and fiscal year 2028 with lease terms of less than 1 year to 18 years.

PART I

Item 1

NOTE 14 — CONTINGENCIES

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which were stricken by the court. A hearing on general causation took place in September of 2022.

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

As of September 30, 2022, we accrued aggregate legal liabilities of $264 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020 and was completed in November 2021.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of September 30, 2022, $36.1 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2023		2022

First Quarter	17	$4,600	21	$6,200

PART I

Item 1

All repurchases were made using cash resources. Shares repurchased during the first quarter of fiscal year 2023 were under the share repurchase program approved on September 14, 2021. Shares repurchased during the first quarter of fiscal year 2022 were under the share repurchase program approved on September 18, 2019. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $973 million and $1.5 billion for the first quarter of fiscal years 2023 and 2022, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2023				(In millions)

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,071

Fiscal Year 2022

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,652

The dividend declared on September 20, 2022 was included in other current liabilities as of September 30, 2022.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2022	2021

Derivatives

Balance, beginning of period	$(13)	$(19)
Unrealized losses, net of tax of $(11) and $(3)	(40)	(10)

Reclassification adjustments for losses included in other income (expense), net	59	15
Tax benefit included in provision for income taxes	(12)	(3)

Amounts reclassified from accumulated other comprehensive income (loss)	47	12

Net change related to derivatives, net of tax of $1 and $0	7	2

Balance, end of period	$(6)	$(17)

Investments

Balance, beginning of period	$(2,138)	$3,222
Unrealized losses, net of tax of $(510) and $(110)	(1,925)	(415)

Reclassification adjustments for (gains) losses included in other income (expense), net	35	(9)
Tax expense (benefit) included in provision for income taxes	(7)	2

Amounts reclassified from accumulated other comprehensive income (loss)	28	(7)

Net change related to investments, net of tax of $(503) and $(112)	(1,897)	(422)

Balance, end of period	$(4,035)	$2,800

Translation Adjustments and Other

Balance, beginning of period	$(2,527)	$(1,381)
Translation adjustments and other, net of tax of $0 and $0	(775)	(119)

Balance, end of period	$(3,302)	$(1,500)

Accumulated other comprehensive income (loss), end of period	$(7,343)	$1,283

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

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

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

•	Devices, including Surface, HoloLens, and PC accessories.
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

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2022	2021

Revenue

Productivity and Business Processes	$16,465	$15,039
Intelligent Cloud	20,325	16,912
More Personal Computing	13,332	13,366

Total	$50,122	$45,317

Operating Income

Productivity and Business Processes	$8,323	$7,581
Intelligent Cloud	8,978	7,681
More Personal Computing	4,217	4,976

Total	$21,518	$20,238

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2022 or 2021. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2022	2021

United States (a)	$25,867	$22,830
Other countries	24,255	22,487

Total	$50,122	$45,317

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Server products and cloud services	$18,388	$15,070
Office products and cloud services	11,548	10,808
Windows	5,313	5,674
LinkedIn	3,663	3,136
Gaming	3,610	3,593
Search and news advertising	2,928	2,656
Enterprise Services	1,876	1,791
Devices	1,448	1,414
Other	1,348	1,175

Total	$50,122	$45,317

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $25.7 billion and $20.7 billion for the three months ended September 30, 2022 and 2021, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2022, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 28, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 25, 2022

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2022, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

OVERVIEW

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. Our platforms and tools help drive small business productivity, large business competitiveness, and public-sector efficiency. We are creating the platforms and tools that deliver better, faster, and more effective solutions to support new startups, improve educational and health outcomes, and empower human ingenuity.

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

Highlights from the first quarter of fiscal year 2023 compared with the first quarter of fiscal year 2022 included:

•	Microsoft Cloud revenue increased 24% to $25.7 billion.
•	Office Commercial products and cloud services revenue increased 7% driven by Office 365 Commercial growth of 11%.
•	Office Consumer products and cloud services revenue increased 7% and Microsoft 365 Consumer subscribers increased to 61.3 million.
•	LinkedIn revenue increased 17%.
•	Dynamics products and cloud services revenue increased 15% driven by Dynamics 365 growth of 24%.
•	Server products and cloud services revenue increased 22% driven by Azure and other cloud services growth of 35%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue decreased 15%.
•	Windows Commercial products and cloud services revenue increased 8%.
•	Xbox content and services revenue decreased 3%.
•	Search and news advertising revenue excluding traffic acquisition costs increased 16%.
•	Devices revenue increased 2%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations in the first quarter of fiscal year 2023. Refer to Risk Factors (Part II, Item 1A of this Form 10-Q) for a discussion of these factors and other risks.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second and fourth quarters of our fiscal year. Second quarter revenue is driven by corporate year-end spending trends in our major markets and holiday season spending by consumers, and fourth quarter revenue is driven by the volume of multi-year on-premises contracts executed during the period.

Change in Accounting Estimate

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for the three months ended September 30, 2022, was an increase in operating income of $1.1 billion and net income of $859 million, or $0.12 and $0.11 per basic and diluted share, respectively. It is estimated this change will increase our fiscal year 2023 annual operating income by $3.7 billion.

Reportable Segments

We report our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

PART I

Item 2

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

In the first quarter of fiscal year 2023, we made updates to the presentation and method of calculation for certain metrics, most notably expanding our Surface metric into a broader Devices metric to incorporate additional revenue streams, along with other minor changes to align with how we manage our businesses.

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

Windows OEM revenue growth	Revenue from sales of Windows Pro and non-Pro licenses sold through the OEM channel

Windows Commercial products and cloud services revenue growth	Revenue from Windows Commercial products and cloud services, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings

Devices revenue growth	Revenue from Devices, including Surface, HoloLens, and PC accessories

Xbox content and services revenue growth

Revenue from Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, third-party disc royalties, advertising, and other cloud services

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2022	2021

Revenue	$50,122	$45,317	11%
Gross margin	34,670	31,671	9%
Operating income	21,518	20,238	6%
Net income	17,556	20,505	(14)%
Diluted earnings per share	2.35	2.71	(13)%

Adjusted net income (non-GAAP)	17,556	17,214	2%
Adjusted diluted earnings per share (non-GAAP)	2.35	2.27	4%

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

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Revenue increased $4.8 billion or 11% driven by growth in Intelligent Cloud and Productivity and Business Processes. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue decreased slightly primarily driven by a decline in Windows, offset in part by growth in Search and news advertising.

Cost of revenue increased $1.8 billion or 13% driven by growth in Microsoft Cloud and Gaming, offset in part by a reduction in depreciation expense due to the change in accounting estimate for the useful lives of our server and network equipment.

Gross margin increased $3.0 billion or 9% driven by growth in Intelligent Cloud and Productivity and Business Processes and the change in accounting estimate, offset in part by a decline in More Personal Computing.

•

Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 3 points driven by reductions in More Personal Computing and Intelligent Cloud.

•

Microsoft Cloud gross margin percentage increased 2 points to 73%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage decreased 1 point driven by sales mix shift to Azure and other cloud services and lower margins in Azure and other cloud services, primarily due to higher energy costs.

Operating expenses increased $1.7 billion or 15% driven by investments in cloud engineering, LinkedIn, Nuance, and commercial sales.

Key changes in operating expenses were:

•	Research and development expenses increased $1.0 billion or 18% driven by investments in cloud engineering and LinkedIn. Research and development included a favorable foreign currency impact of 2%.
•	Sales and marketing expenses increased $579 million or 13% driven by investments in commercial sales, Nuance, and LinkedIn. Sales and marketing included a favorable foreign currency impact of 4%.
•	General and administrative expenses increased $111 million or 9% driven by investments in corporate functions. General and administrative included a favorable foreign currency impact of 3%.

Operating income increased $1.3 billion or 6% driven by growth in Intelligent Cloud and Productivity and Business Processes and the change in accounting estimate, offset in part by a decline in More Personal Computing.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 5%, 7%, and 9%, respectively. Cost of revenue and operating expenses both included a favorable foreign currency impact of 3%.

PART I

Item 2

Prior year net income and diluted EPS were positively impacted by the net tax benefit related to the transfer of intangible properties, which resulted in an increase to net income and diluted EPS of $3.3 billion and $0.44, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2022	2021

Revenue

Productivity and Business Processes	$16,465	$15,039	9%
Intelligent Cloud	20,325	16,912	20%
More Personal Computing	13,332	13,366	0%

Total	$50,122	$45,317	11%

Operating Income

Productivity and Business Processes	$8,323	$7,581	10%
Intelligent Cloud	8,978	7,681	17%
More Personal Computing	4,217	4,976	(15)%

Total	$21,518	$20,238	6%

Reportable Segments

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Productivity and Business Processes

Revenue increased $1.4 billion or 9%.

•

Office Commercial products and cloud services revenue increased $633 million or 7%. Office 365 Commercial revenue grew 11% with seat growth of 14%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 28% driven by continued customer shift to cloud offerings.

•	Office Consumer products and cloud services revenue increased $105 million or 7% driven by Microsoft 365 Consumer subscription revenue. Microsoft 365 Consumer subscribers grew 13% to 61.3 million.
•	LinkedIn revenue increased $527 million or 17% driven by Talent Solutions.
•	Dynamics products and cloud services revenue increased 15% driven by Dynamics 365 growth of 24%.

Operating income increased $742 million or 10%.

•

Gross margin increased $1.3 billion or 11% driven by growth in Office 365 Commercial and LinkedIn, as well as the change in accounting estimate. Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage decreased slightly driven by sales mix shift to cloud offerings.

•	Operating expenses increased $568 million or 13% driven by investments in LinkedIn and cloud engineering.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 6%, 7%, and 9%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

Intelligent Cloud

Revenue increased $3.4 billion or 20%.

•

Server products and cloud services revenue increased $3.3 billion or 22% driven by Azure and other cloud services. Azure and other cloud services revenue grew 35% driven by growth in our consumption-based services. Server products revenue was relatively unchanged.

•	Enterprise Services revenue increased $85 million or 5% driven by growth in Enterprise Support Services.

PART I

Item 2

Operating income increased $1.3 billion or 17%.

•

Gross margin increased $2.4 billion or 20% driven by growth in Azure and other cloud services and the change in accounting estimate. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 3 points driven by sales mix shift to Azure and other cloud services and lower margins in Azure and other cloud services, primarily due to higher energy costs.

•	Operating expenses increased $1.1 billion or 25% driven by investments in Azure and Nuance.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 6%, 6%, and 8%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

More Personal Computing

Revenue decreased slightly.

•

Windows revenue decreased $361 million or 6% driven by a decrease in Windows OEM, offset in part by growth in Windows Commercial. Windows OEM revenue decreased 15% driven by continued deterioration in the PC market, offset in part by 5 points of positive impact from the prior year Windows 11 revenue deferral. Windows Commercial products and cloud services revenue increased 8% driven by demand for Microsoft 365.

•	Search and news advertising revenue increased $272 million or 10%. Search and news advertising revenue excluding traffic acquisition costs increased 16% driven by higher search volume and Xandr.
•	Devices revenue increased $34 million or 2%.
•

Gaming revenue increased slightly driven by growth in Xbox hardware, offset in part by a decline in Xbox content and services. Xbox hardware revenue increased 13% driven by higher volume and price of consoles sold. Xbox content and services revenue decreased 3% driven by declines in first-party content and in third-party content, with lower engagement hours and higher rate of monetization, offset in part by growth in Xbox Game Pass subscriptions.

Operating income decreased $759 million or 15%.

•	Gross margin decreased $688 million or 9% driven by declines in Windows and Gaming. Gross margin percentage decreased driven by sales mix shift to lower margin businesses.
•	Operating expenses increased $71 million or 2% primarily driven by investments in Search and news advertising.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 5%, and 6%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2022	2021

Research and development	$6,628	$5,599	18%
As a percent of revenue	13%	12%	1ppt

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

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Research and development expenses increased $1.0 billion or 18% driven by investments in cloud engineering and LinkedIn. Research and development included a favorable foreign currency impact of 2%.

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2022	2021

Sales and marketing	$5,126	$4,547	13%
As a percent of revenue	10%	10%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Sales and marketing expenses increased $579 million or 13% driven by investments in commercial sales, Nuance, and LinkedIn. Sales and marketing included a favorable foreign currency impact of 4%.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2022	2021

General and administrative	$1,398	$1,287	9%
As a percent of revenue	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

General and administrative expenses increased $111 million or 9% driven by investments in corporate functions. General and administrative included a favorable foreign currency impact of 3%.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2022	2021

Interest and dividends income	$641	$520
Interest expense	(500)	(539)
Net recognized gains on investments	13	371
Net gains (losses) on derivatives	9	(7)
Net losses on foreign currency remeasurements	(78)	(65)
Other, net	(31)	6

Total	$54	$286

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Interest and dividends income increased due to higher yields, offset in part by lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments decreased primarily due to lower gains on equity securities.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 0% for the three months ended September 30, 2022 and 2021, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeded the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2022, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

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

As of September 30, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

PART I

Item 2

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2022, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

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

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2022	2021

Net income	$17,556	$20,505	(14)%
Net income tax benefit related to transfer of intangible properties	0	(3,291)	*

Adjusted net income (non-GAAP)	$17,556	$17,214	2%

Diluted earnings per share	$2.35	$2.71	(13)%
Net income tax benefit related to transfer of intangible properties	0	(0.44)	*

Adjusted diluted earnings per share (non-GAAP)	$2.35	$2.27	4%

*	Not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

We expect existing cash, cash equivalents, short-term investments, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as dividends, share repurchases, debt maturities, material capital expenditures, and the transition tax related to the Tax Cuts and Jobs Act (“TCJA”), for at least the next 12 months and thereafter for the foreseeable future.

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $107.3 billion and $104.8 billion as of September 30, 2022 and June 30, 2022, respectively. Equity investments were $6.8 billion and $6.9 billion as of September 30, 2022 and June 30, 2022, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations decreased $1.3 billion to $23.2 billion for the three months ended September 30, 2022, mainly due to an increase in cash paid to suppliers and employees and cash used to pay income taxes, offset in part by an increase in cash received from customers. Cash used in financing decreased $5.4 billion to $10.9 billion for the three months ended September 30, 2022, mainly due to a $3.8 billion decrease in repayments of debt and a $2.1 billion decrease in common stock repurchases. Cash used in investing decreased $118 million to $3.1 billion for the three months ended September 30, 2022, due to an $857 million decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, and a $177 million increase in cash from net investment purchases, sales, and maturities, offset in part by a $473 million increase in additions to property and equipment and a $443 million increase in other investing to facilitate the purchase of components.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of September 30, 2022:

(In millions)

Three Months Ending

December 31, 2022	$18,766
March 31, 2023	13,080
June 30, 2023	7,631
September 30, 2023	1,863
Thereafter	2,549

Total	$43,889

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable. Refer to Note 12 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $7.7 billion, which included $1.5 billion during the three months ended September 30, 2022. The remaining transition tax of $10.5 billion is payable over the next three years, with $2.5 billion payable within 12 months.

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

Share Repurchases

For the three months ended September 30, 2022 and 2021, we repurchased 17 million shares and 21 million shares of our common stock for $4.6 billion and $6.2 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. As of September 30, 2022, $36.1 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the three months ended September 30, 2022 and 2021, our Board of Directors declared quarterly dividends of $0.68 per share and $0.62 per share, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We manage credit exposures relative to broad-based indices to facilitate portfolio diversification.

Equity

Securities held in our equity investments portfolio are subject to price risk.

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2022	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(7,829)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(94)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,274)	Fair Value
Credit	100 basis point increase in credit spreads	(326)	Fair Value
Equity	10% decrease in equity market prices	(617)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Other competitors develop and offer free applications, online services, and content, and make money by selling third-party advertising. Advertising revenue funds development of products and services these competitors provide to users at no or little cost, competing directly with our revenue-generating products.

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

Our increasing focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for an intelligent cloud and an intelligent edge infused with artificial intelligence (“AI”). At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We embrace cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge worldview is connected with the growth of the Internet of Things (“IoT”), a network of distributed and interconnected devices employing sensors, data, and computing capabilities, including AI. Our success in the IoT will depend on the level of adoption of our offerings such as Azure, Azure Stack, Azure IoT Edge, and Azure Sphere. We may not establish market share sufficient to achieve scale necessary to meet our business objectives.

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

Some users may engage in fraudulent or abusive activities through our cloud-based services. These include unauthorized use of accounts through stolen credentials, use of stolen credit cards or other payment vehicles, failure to pay for services accessed, or other activities that violate our terms of service such as cryptocurrency mining or launching cyberattacks. If our efforts to detect such violations or our actions to control these types of fraud and abuse are not effective, we may experience adverse impacts to our revenue or incur reputational damage.

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Bing, SQL Server, Windows Server, Azure, Office 365, Xbox, LinkedIn, and other products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment, including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Edge and Bing, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption, product design, and product quality.

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

PART II

Item 1A

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

PART II

Item 1A

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

The development of the IoT presents security, privacy, and execution risks. To support the growth of the intelligent cloud and the intelligent edge, we are developing products, services, and technologies to power the IoT. The IoT’s great potential also carries substantial risks. IoT products and services may contain defects in design, manufacture, or operation that make them insecure or ineffective for their intended purposes. An IoT solution has multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control. Each layer, including the weakest layer, can impact the security of the whole system. Many IoT devices have limited interfaces and ability to be updated or patched. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brands, or negatively impact our revenues or margins.

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

PART II

Item 1A

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on the availability of permitted and buildable land, predictable energy, and networking supplies, the cost or availability of which could be adversely affected by a variety of factors, including the transition to a clean energy economy and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Microsoft 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, insufficient or unavailable power supply, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

PART II

Item 1A

Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries prohibit most business with restricted entities or countries such as Crimea, Cuba, Iran, North Korea, and Syria. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Supply chain regulations may impact the availability of goods or result in additional regulatory scrutiny. Periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine, may result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions as well as general ecosystem disruptions could result in reputational harm, operational delays, monetary fines, loss of revenues, increased costs, loss of export privileges, or criminal sanctions.

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

PART II

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling continues to generate uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms and has resulted in some EU data protection authorities blocking the use of U.S.-based services that involve the transfer of data to the U.S. The U.S. and the EU in March 2022 agreed in principle on a replacement framework for the Privacy Shield, called the EU-U.S. Data Privacy Framework. A failure of the U.S. and EU to finalize the EU-U.S. Data Privacy Framework could compound that uncertainty and result in additional blockages of data transfers. Potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services in some markets. For example, the EU General Data Protection Regulation (“GDPR”), which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. More recently, the EU has been developing new requirements related to the use of data, including in the Digital Markets Act, the Digital Services Act, and the Data Act, that will add additional rules and restriction on the use of data in our products and services. Engineering efforts to build and maintain capabilities to facilitate compliance with these laws involve substantial expense and the diversion of engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR and other data regulations, or if our implementation to comply with the GDPR makes our offerings less attractive. Compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply, or if regulators assert we have failed to comply (including in response to complaints made by customers), it may lead to regulatory enforcement actions, which can result in monetary penalties (of up to 4% of worldwide revenue in the case of GDPR), private lawsuits, reputational damage, blockage of international data transfers, and loss of customers. The highest fines assessed under GDPR have recently been increasing, especially against large technology companies. Jurisdictions around the world, such as China, India, and states in the U.S. have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the collection, handling, and transfer of personal data.

Our investment in gaining insights from data is becoming central to the value of the services we deliver to customers, to our operational efficiency and key opportunities in monetization, customer perceptions of quality, and operational efficiency. Our ability to use data in this way may be constrained by regulatory developments that impede realizing the expected return from this investment. Ongoing legal analyses, reviews, and inquiries by regulators of Microsoft practices, or relevant practices of other organizations, may result in burdensome or inconsistent requirements, including data sovereignty and localization requirements, affecting the location, movement, collection, and use of our customer and internal employee data as well as the management of that data. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity, as well as negative publicity and diversion of management time and effort.

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

PART II

Item 1A

Our business with government customers may present additional uncertainties. We derive substantial revenue from government contracts. Government contracts generally can present risks and challenges not present in private commercial agreements. For instance, we may be subject to government audits and investigations relating to these contracts, we could be suspended or debarred as a governmental contractor, we could incur civil and criminal fines and penalties, and under certain circumstances contracts may be rescinded. Some agreements may allow a government to terminate without cause and provide for higher liability limits for certain losses. Some contracts may be subject to periodic funding approval, reductions, cancellations, or delays which could adversely impact public-sector demand for our products and services. These events could negatively impact our results of operations, financial condition, and reputation.

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

We are regularly under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under Internal Revenue Service audit for prior tax years, with the primary unresolved issues relating to transfer pricing. The final resolution of those audits, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

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

The occurrence of regional epidemics or a global pandemic, such as COVID-19, may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability.

Measures to contain a global pandemic may intensify other risks described in these Risk Factors. Any of these measures may adversely impact our ability to:

•	Maintain our operations infrastructure, including the reliability and adequate capacity of cloud services.
•	Satisfy our contractual and regulatory compliance obligations as we adapt to changing usage patterns, such as through datacenter load balancing.
•	Ensure a high-quality and consistent supply chain and manufacturing operations for our hardware devices and datacenter operations.
•	Effectively manage our international operations through changes in trade practices and policies.
•	Hire and deploy people where we most need them.
•	Sustain the effectiveness and productivity of our operations, including our sales, marketing, engineering, and distribution functions.

We may incur increased costs to effectively manage these aspects of our business. If we are unsuccessful, it may adversely impact our revenues, cash flows, market share growth, and reputation.

The long-term effects of climate change on the global economy and the IT industry in particular are unclear. Environmental regulations or changes in the supply, demand, or available sources of energy or other resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in climate where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services.

PART II

Item 1A

Our global business exposes us to operational and economic risks. Our customers are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Our results of operations may be affected by global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political and military disputes. In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends and concerns about human rights, the environment, and political expression in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, and non-local sourcing restrictions, export controls, investment restrictions, or other developments that make it more difficult to sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services, impair our ability to operate in certain regions, or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

July 1, 2022 – July 31, 2022	9,204,200	$260.53	9,204,200	$38,311
August 1, 2022 – August 31, 2022	5,570,365	283.04	5,570,365	36,735
September 1, 2022 – September 30, 2022	2,518,385	248.32	2,518,385	36,109

	17,292,950		17,292,950

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,071

We returned $9.7 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2023. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. EXHIBITS

10.28*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan

10.29*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan

15.1	Letter regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished, not filed.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Duly Authorized Officer)

October 25, 2022