Form 10-Q
period 2022-12-31
MICROSOFT CORP
filed 2023-01-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 19, 2023

Common Stock, $0.00000625 par value per share	7,443,803,533 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2022

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Revenue:
Product	$16,517	$20,779	$32,258	$37,410
Service and other	36,230	30,949	70,611	59,635

Total revenue	52,747	51,728	102,869	97,045

Cost of revenue:
Product	5,690	6,331	9,992	10,123
Service and other	11,798	10,629	22,948	20,483

Total cost of revenue	17,488	16,960	32,940	30,606

Gross margin	35,259	34,768	69,929	66,439
Research and development	6,844	5,758	13,472	11,357
Sales and marketing	5,679	5,379	10,805	9,926
General and administrative	2,337	1,384	3,735	2,671

Operating income	20,399	22,247	41,917	42,485
Other income (expense), net	(60)	268	(6)	554

Income before income taxes	20,339	22,515	41,911	43,039
Provision for income taxes	3,914	3,750	7,930	3,769

Net income	$16,425	$18,765	$33,981	$39,270

Earnings per share:
Basic	$2.20	$2.50	$4.56	$5.23
Diluted	$2.20	$2.48	$4.54	$5.19

Weighted average shares outstanding:
Basic	7,451	7,505	7,454	7,509
Diluted	7,473	7,555	7,479	7,561

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Net income	$16,425	$18,765	$33,981	$39,270

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(32)	0	(25)	2
Net change related to investments	348	(743)	(1,549)	(1,165)
Translation adjustments and other	570	(103)	(205)	(222)

Other comprehensive income (loss)	886	(846)	(1,779)	(1,385)

Comprehensive income	$17,311	$17,919	$32,202	$37,885

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2022	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$15,646	$13,931
Short-term investments	83,862	90,826

Total cash, cash equivalents, and short-term investments	99,508	104,757
Accounts receivable, net of allowance for doubtful accounts of $485 and $633	35,833	44,261
Inventories	2,980	3,742
Other current assets	19,502	16,924

Total current assets	157,823	169,684
Property and equipment, net of accumulated depreciation of $63,459 and $59,660	82,755	74,398
Operating lease right-of-use assets	13,624	13,148
Equity investments	7,097	6,891
Goodwill	67,905	67,524
Intangible assets, net	10,354	11,298
Other long-term assets	24,994	21,897

Total assets	$364,552	$364,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,354	$19,000
Current portion of long-term debt	3,997	2,749
Accrued compensation	9,030	10,661
Short-term income taxes	3,553	4,067
Short-term unearned revenue	36,982	45,538
Other current liabilities	12,802	13,067

Total current liabilities	81,718	95,082
Long-term debt	44,119	47,032
Long-term income taxes	24,169	26,069
Long-term unearned revenue	2,644	2,870
Deferred income taxes	289	230
Operating lease liabilities	11,998	11,489
Other long-term liabilities	16,479	15,526

Total liabilities	181,416	198,298

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,447 and 7,464	90,225	86,939
Retained earnings	99,368	84,281
Accumulated other comprehensive loss	(6,457)	(4,678)

Total stockholders’ equity	183,136	166,542

Total liabilities and stockholders’ equity	$364,552	$364,840

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Operations
Net income	$16,425	$18,765	$33,981	$39,270
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,648	3,496	6,438	6,708
Stock-based compensation expense	2,538	1,897	4,730	3,599
Net recognized losses (gains) on investments and derivatives	214	(307)	192	(671)
Deferred income taxes	(1,305)	183	(2,496)	(5,787)
Changes in operating assets and liabilities:
Accounts receivable	(3,164)	(5,543)	8,565	4,943
Inventories	1,305	394	762	(383)
Other current assets	(392)	830	(724)	1,770
Other long-term assets	(65)	(908)	(731)	(1,506)
Accounts payable	(2,058)	235	(3,625)	(236)
Unearned revenue	(5,186)	(4,343)	(8,508)	(7,228)
Income taxes	(2,863)	(2,057)	(2,453)	596
Other current liabilities	1,819	1,745	(2,205)	(2,398)
Other long-term liabilities	257	93	445	343

Net cash from operations	11,173	14,480	34,371	39,020

Financing
Repayments of debt	(750)	0	(1,750)	(4,826)
Common stock issued	243	291	818	903
Common stock repurchased	(5,459)	(7,433)	(11,032)	(15,117)
Common stock cash dividends paid	(5,066)	(4,652)	(9,687)	(8,858)
Other, net	(317)	(192)	(581)	(364)

Net cash used in financing	(11,349)	(11,986)	(22,232)	(28,262)

Investing
Additions to property and equipment	(6,274)	(5,865)	(12,557)	(11,675)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(679)	(850)	(1,028)	(2,056)
Purchases of investments	(11,599)	(2,505)	(16,612)	(12,814)
Maturities of investments	6,928	5,253	13,590	14,115
Sales of investments	4,775	2,895	7,486	8,525
Other, net	(301)	(89)	(1,161)	(506)

Net cash used in investing	(7,150)	(1,161)	(10,282)	(4,411)

Effect of foreign exchange rates on cash and cash equivalents	88	106	(142)	33

Net change in cash and cash equivalents	(7,238)	1,439	1,715	6,380
Cash and cash equivalents, beginning of period	22,884	19,165	13,931	14,224

Cash and cash equivalents, end of period	$15,646	$20,604	$15,646	$20,604

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Common stock and paid-in capital
Balance, beginning of period	$88,535	$83,751	$86,939	$83,111
Common stock issued	243	291	818	903
Common stock repurchased	(1,090)	(1,411)	(2,261)	(3,088)
Stock-based compensation expense	2,538	1,897	4,730	3,599
Other, net	(1)	0	(1)	3

Balance, end of period	90,225	84,528	90,225	84,528

Retained earnings
Balance, beginning of period	92,374	66,944	84,281	57,055
Net income	16,425	18,765	33,981	39,270
Common stock cash dividends	(5,059)	(4,646)	(10,123)	(9,297)
Common stock repurchased	(4,372)	(6,018)	(8,771)	(11,983)

Balance, end of period	99,368	75,045	99,368	75,045

Accumulated other comprehensive income (loss)
Balance, beginning of period	(7,343)	1,283	(4,678)	1,822
Other comprehensive income (loss)	886	(846)	(1,779)	(1,385)

Balance, end of period	(6,457)	437	(6,457)	437

Total stockholders’ equity	$183,136	$160,010	$183,136	$160,010

Cash dividends declared per common share	$0.68	$0.62	$1.36	$1.24

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

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for the three months ended December 31, 2022 was an increase in operating income of $945 million and net income of $768 million, or $0.10 per both basic and diluted share. The effect of this change for the six months ended December 31, 2022 was an increase in operating income of $2.0 billion and net income of $1.6 billion, or $0.22 per both basic and diluted share.

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

Contract Balances and Other Receivables

As of December 31, 2022 and June 30, 2022, other receivables due from suppliers were $545 million and $1.0 billion, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of both December 31, 2022 and June 30, 2022, long-term accounts receivable, net of allowance for doubtful accounts, was $4.2 billion and $3.8 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of December 31, 2022 and June 30, 2022, our financing receivables, net were $3.1 billion and $4.1 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

Employee Severance

On January 18, 2023, we announced a decision to reduce our overall workforce by approximately 10,000 jobs through the third quarter of fiscal year 2023. During the three months ended December 31, 2022, we recorded $800 million of employee severance expenses related to these job eliminations as part of an ongoing employee benefit plan. These employee severance expenses were included in general and administrative expenses in our consolidated income statements and allocated to our segments based on relative gross margin. Refer to Note 17 – Segment Information and Geographic Data for further information.

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

PART I

Item 1

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Net income available for common shareholders (A)	$16,425	$18,765	$33,981	$39,270

Weighted average outstanding shares of common stock (B)	7,451	7,505	7,454	7,509
Dilutive effect of stock-based awards	22	50	25	52

Common stock and common stock equivalents (C)	7,473	7,555	7,479	7,561

Earnings Per Share

Basic (A/B)	$2.20	$2.50	$4.56	$5.23
Diluted (A/C)	$2.20	$2.48	$4.54	$5.19

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Interest and dividends income	$700	$503	$1,341	$1,023
Interest expense	(490)	(525)	(990)	(1,064)
Net recognized gains (losses) on investments	(15)	300	(2)	671
Net gains (losses) on derivatives	(199)	7	(190)	0
Net losses on foreign currency remeasurements	(18)	(13)	(96)	(78)
Other, net	(38)	(4)	(69)	2

Total	$(60)	$268	$(6)	$554

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Realized gains from sales of available-for-sale securities	$27	$12	$30	$31
Realized losses from sales of available-for-sale securities	(23)	(6)	(43)	(13)
Impairments and allowance for credit losses	5	(5)	(13)	(8)

Total	$9	$1	$(26)	$10

PART I

Item 1

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Net realized gains (losses) on investments sold	$(8)	$31	$75	$68
Net unrealized gains (losses) on investments still held	(7)	268	(35)	593
Impairments of investments	(9)	0	(16)	0

Total	$(24)	$299	$24	$661

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

December 31, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$6,423	$0	$0	$6,423	$3,307	$3,116	$0
Certificates of deposit	Level 2	2,694	0	0	2,694	2,250	444	0
U.S. government securities	Level 1	67,941	0	(3,963)	63,978	1,029	62,949	0
U.S. agency securities	Level 2	5,525	0	(6)	5,519	674	4,845	0
Foreign government bonds	Level 2	491	1	(27)	465	0	465	0
Mortgage- and asset-backed securities	Level 2	883	1	(43)	841	0	841	0
Corporate notes and bonds	Level 2	11,310	8	(676)	10,642	0	10,642	0
Corporate notes and bonds	Level 3	88	1	0	89	0	89	0
Municipal securities	Level 2	370	8	(17)	361	0	361	0
Municipal securities	Level 3	104	0	(7)	97	0	97	0

Total debt investments		$95,829	$19	$(4,739)	$91,109	$7,260	$83,849	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,521	$1,082	$0	$439
Equity investments	Other				6,658	0	0	6,658

Total equity investments					$8,179	$1,082	$0	$7,097

Cash					$7,304	$7,304	$0	$0
Derivatives, net (a)					13	0	13	0

Total					$106,605	$15,646	$83,862	$7,097

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,500	$0	$0	$2,500	$2,498	$2	$0
Certificates of deposit	Level 2	2,071	0	0	2,071	2,032	39	0
U.S. government securities	Level 1	79,696	29	(2,178)	77,547	9	77,538	0
U.S. agency securities	Level 2	419	0	(9)	410	0	410	0
Foreign government bonds	Level 2	506	0	(24)	482	0	482	0
Mortgage- and asset-backed securities	Level 2	727	1	(30)	698	0	698	0
Corporate notes and bonds	Level 2	11,661	4	(554)	11,111	0	11,111	0
Corporate notes and bonds	Level 3	67	0	0	67	0	67	0
Municipal securities	Level 2	368	19	(13)	374	0	374	0
Municipal securities	Level 3	103	0	(6)	97	0	97	0

Total debt investments		$98,118	$53	$(2,814)	$95,357	$4,539	$90,818	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,590	$1,134	$0	$456
Equity investments	Other				6,435	0	0	6,435

Total equity investments					$8,025	$1,134	$0	$6,891

Cash					$8,258	$8,258	$0	$0
Derivatives, net (a)					8	0	8	0

Total					$111,648	$13,931	$90,826	$6,891

(a)	Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of both December 31, 2022 and June 30, 2022, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.8 billion.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2022

U.S. government and agency securities	$40,516	$(2,586)	$8,890	$(1,383)	$49,406	$(3,969)
Foreign government bonds	365	(14)	94	(13)	459	(27)
Mortgage- and asset-backed securities	396	(22)	148	(21)	544	(43)
Corporate notes and bonds	6,908	(337)	3,204	(339)	10,112	(676)
Municipal securities	125	(5)	149	(19)	274	(24)

Total	$48,310	$(2,964)	$12,485	$(1,775)	$60,795	$(4,739)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2022

U.S. government and agency securities	$59,092	$(1,835)	$2,210	$(352)	$61,302	$(2,187)
Foreign government bonds	418	(18)	27	(6)	445	(24)
Mortgage- and asset-backed securities	510	(26)	41	(4)	551	(30)
Corporate notes and bonds	9,443	(477)	786	(77)	10,229	(554)
Municipal securities	178	(12)	74	(7)	252	(19)

Total	$69,641	$(2,368)	$3,138	$(446)	$72,779	$(2,814)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

December 31, 2022

Due in one year or less	$28,885	$28,758
Due after one year through five years	50,751	48,134
Due after five years through 10 years	14,845	13,012
Due after 10 years	1,348	1,205

Total	$95,829	$91,109

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2022, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	December 31, 2022	June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$635
Interest rate contracts purchased	1,089	1,139

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	7,042	10,322
Foreign exchange contracts sold	17,653	21,606
Other contracts purchased	4,803	2,773
Other contracts sold	1,023	544

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	December 31, 2022		June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts	$13	$(79)	$0	$(77)
Interest rate contracts	0	(3)	3	0

Not Designated as Hedging Instruments

Foreign exchange contracts	195	(599)	333	(362)
Other contracts	41	(305)	20	(112)

Gross amounts of derivatives	249	(986)	356	(551)
Gross amounts of derivatives offset in the balance sheet	(203)	206	(130)	133
Cash collateral received	0	(12)	0	(75)

Net amounts of derivatives	$46	$(792)	$226	$(493)

Reported as

Short-term investments	$13	$0	$8	$0
Other current assets	27	0	218	0
Other long-term assets	6	0	0	0
Other current liabilities	0	(607)	0	(298)
Other long-term liabilities	0	(185)	0	(195)

Total	$46	$(792)	$226	$(493)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $239 million and $793 million, respectively, as of December 31, 2022, and $343 million and $550 million, respectively, as of June 30, 2022.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2022

Derivative assets	$0	$241	$8	$249
Derivative liabilities	0	(986)	0	(986)

June 30, 2022

Derivative assets	1	349	6	356
Derivative liabilities	0	(551)	0	(551)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$46	$0	$49
Hedged items	0	(45)	0	(50)
Excluded from effectiveness assessment	0	0	0	4

Interest rate contracts
Derivatives	5	(11)	(38)	(14)
Hedged items	(8)	15	35	22

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income (loss)	103	(14)	44	(29)

Not Designated as Hedging Instruments

Foreign exchange contracts	(250)	96	(10)	273
Other contracts	(206)	6	(204)	(12)

Losses, net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$49	$(11)	$9	$(21)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2022	June 30, 2022

Raw materials	$1,060	$1,144
Work in process	38	82
Finished goods	1,882	2,516

Total	$2,980	$3,742

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

PART I

Item 1

The allocation of the purchase price to goodwill was completed as of December 31, 2022. The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(In millions)

Goodwill (a)	$16,326
Intangible assets	4,365
Other assets	42
Other liabilities (b)	(1,972)

Total	$18,761

(a)

Goodwill was assigned to our Intelligent Cloud segment and was primarily attributed to increased synergies that are expected to be achieved from the integration of Nuance. None of the goodwill is expected to be deductible for income tax purposes.

(b)	Includes $986 million of convertible senior notes issued by Nuance in 2015 and 2017, substantially all of which have been redeemed.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Customer-related	$2,610	9 years
Technology-based	1,540	5 years
Marketing-related	215	4 years

Total	$4,365	7 years

Activision Blizzard, Inc.

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. Activision Blizzard is a leader in game development and an interactive entertainment content publisher. The acquisition will accelerate the growth in our gaming business across mobile, PC, console, and cloud gaming. The acquisition has been approved by Activision Blizzard’s shareholders. We are continuing to engage with regulators reviewing the transaction and are working toward closing it in fiscal year 2023, subject to obtaining required regulatory approvals and satisfaction of other customary closing conditions.

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2022	Acquisitions	Other	December 31, 2022

Productivity and Business Processes	$24,811	$11	$(15)	$24,807
Intelligent Cloud	30,182	183	87	30,452
More Personal Computing	12,531	0	115	12,646

Total	$67,524	$194	$187	$67,905

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

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2022			June 30, 2022

Technology-based	$11,093	$(7,073)	$4,020	$11,277	$(6,958)	$4,319
Customer-related	7,352	(3,646)	3,706	7,342	(3,171)	4,171
Marketing-related	4,942	(2,324)	2,618	4,942	(2,143)	2,799
Contract-based	21	(11)	10	16	(7)	9

Total	$23,408	$(13,054)	$10,354	$23,577	$(12,279)	$11,298

Intangible assets amortization expense was $632 million and $1.3 billion for the three and six months ended December 31, 2022, respectively, and $446 million and $885 million for the three and six months ended December 31, 2021, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2022:

(In millions)

Year Ending June 30,

2023 (excluding the six months ended December 31, 2022)	$1,256
2024	2,377
2025	1,826
2026	1,309
2027	874
Thereafter	2,712

Total	$10,354

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			December 31, 2022	June 30, 2022

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	454	1,204
2013 issuance of $5.2 billion	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,455	2,404
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	10,805
2016 issuance of $19.8 billion	2023	–	2056	2.00%	–	3.95%	2.10%	–	4.03%	9,430	9,430
2017 issuance of $17.0 billion	2024	–	2057	2.88%	–	4.50%	3.04%	–	4.53%	8,945	8,945
2020 issuance of $10.0 billion	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										53,812	55,511
Unamortized discount and issuance costs										(455)	(471)
Hedge fair value adjustments (a)										(103)	(68)
Premium on debt exchange										(5,138)	(5,191)

Total debt										48,116	49,781
Current portion of long-term debt										(3,997)	(2,749)

Long-term debt										$44,119	$47,032

(a)	Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of December 31, 2022 and June 30, 2022, the estimated fair value of long-term debt, including the current portion, was $46.4 billion and $50.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2022:

(In millions)

Year Ending June 30,

2023 (excluding the six months ended December 31, 2022)	$1,000
2024	5,250
2025	2,250
2026	3,000
2027	8,000
Thereafter	34,312

Total	$53,812

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 17% for the three months ended December 31, 2022 and 2021, respectively, and 19% and 9% for the six months ended December 31, 2022 and 2021, respectively. The increase in our effective tax rate for the three months ended December 31, 2022 compared to the prior year was primarily due to a decrease in tax benefits relating to stock-based compensation. The increase in our effective tax rate for the six months ended December 31, 2022 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeded the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2022, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of December 31, 2022 and June 30, 2022, unrecognized tax benefits and other income tax liabilities were $17.1 billion and $16.3 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of December 31, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2022, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2022	June 30, 2022

Productivity and Business Processes	$20,120	$24,558
Intelligent Cloud	15,822	19,371
More Personal Computing	3,684	4,479

Total	$39,626	$48,408

PART I

Item 1

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2022

Balance, beginning of period	$48,408
Deferral of revenue	48,188
Recognition of unearned revenue	(56,970)

Balance, end of period	$39,626

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $193 billion as of December 31, 2022, of which $189 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 19 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Operating lease cost	$684	$469	$1,346	$1,057

Finance lease cost:
Amortization of right-of-use assets	$457	$264	$646	$490
Interest on lease liabilities	119	107	232	211

Total finance lease cost	$576	$371	$878	$701

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$645	$441	$1,299	$1,007
Operating cash flows from finance leases	119	107	232	211
Financing cash flows from finance leases	262	222	518	422

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	525	1,559	1,714	2,730
Finance leases	598	985	1,209	2,374

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2022	June 30, 2022

Operating Leases

Operating lease right-of-use assets	$13,624	$13,148

Other current liabilities	$2,287	$2,228
Operating lease liabilities	11,998	11,489

Total operating lease liabilities	$14,285	$13,717

Finance Leases

Property and equipment, at cost	$18,514	$17,388
Accumulated depreciation	(3,920)	(3,285)

Property and equipment, net	$14,594	$14,103

Other current liabilities	$1,105	$1,060
Other long-term liabilities	14,479	13,842

Total finance lease liabilities	$15,584	$14,902

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	11 years	12 years

Weighted Average Discount Rate

Operating leases	2.5%	2.1%
Finance leases	3.2%	3.1%

The following table outlines maturities of our lease liabilities as of December 31, 2022:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2023 (excluding the six months ended December 31, 2022)	$1,320	$790
2024	2,498	1,598
2025	2,217	1,912
2026	1,847	1,595
2027	1,533	1,603
Thereafter	6,528	11,196

Total lease payments	15,943	18,694
Less imputed interest	(1,658)	(3,110)

Total	$14,285	$15,584

As of December 31, 2022, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $6.3 billion and $19.7 billion, respectively. These operating and finance leases will commence between fiscal year 2023 and fiscal year 2028 with lease terms of less than 1 year to 18 years.

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

As of December 31, 2022, we accrued aggregate legal liabilities of $181 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $500 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020 and was completed in November 2021.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of December 31, 2022, $31.5 billion remained of this $60.0 billion share repurchase program.

PART I

Item 1

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2023		2022

First Quarter	17	$4,600	21	$6,200
Second Quarter	20	4,600	20	6,233

Total	37	$9,200	41	$12,433

All repurchases were made using cash resources. Shares repurchased during fiscal year 2023 were under the share repurchase program approved on September 14, 2021. Shares repurchased during the second quarter of fiscal year 2022 were under the share repurchase programs approved on both September 14, 2021 and September 18, 2019. Shares repurchased during the first quarter of fiscal year 2022 were under the share repurchase program approved on September 18, 2019. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $859 million and $1.8 billion for the three and six months ended December 31, 2022, respectively, and $1.2 billion and $2.7 billion for the three and six months ended December 31, 2021, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2023				(In millions)

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,066
November 29, 2022	February 16, 2023	March 9, 2023	0.68	5,064

Total			$1.36	$10,130

Fiscal Year 2022

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,652
December 7, 2021	February 17, 2022	March 10, 2022	0.62	4,645

Total			$1.24	$9,297

The dividend declared on November 29, 2022 was included in other current liabilities as of December 31, 2022.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Derivatives

Balance, beginning of period	$(6)	$(17)	$(13)	$(19)
Unrealized gains (losses), net of tax of $13, $(3), $2, and $(6)	49	(11)	9	(21)

Reclassification adjustments for (gains) losses included in other income (expense), net	(103)	14	(44)	29
Tax expense (benefit) included in provision for income taxes	22	(3)	10	(6)

Amounts reclassified from accumulated other comprehensive income (loss)	(81)	11	(34)	23

Net change related to derivatives, net of tax of $(9), $0, $(8), and $0	(32)	0	(25)	2

Balance, end of period	$(38)	$(17)	$(38)	$(17)

Investments

Balance, beginning of period	$(4,035)	$2,800	$(2,138)	$3,222
Unrealized gains (losses), net of tax of $89, $(197), $(421), and $(307)	340	(742)	(1,585)	(1,157)

Reclassification adjustments for (gains) losses included in other income (expense), net	10	(1)	45	(10)
Tax expense (benefit) included in provision for income taxes	(2)	0	(9)	2

Amounts reclassified from accumulated other comprehensive income (loss)	8	(1)	36	(8)

Net change related to investments, net of tax of $91, $(197), $(412), and $(309)	348	(743)	(1,549)	(1,165)

Balance, end of period	$(3,687)	$2,057	$(3,687)	$2,057

Translation Adjustments and Other

Balance, beginning of period	$(3,302)	$(1,500)	$(2,527)	$(1,381)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	570	(103)	(205)	(222)

Balance, end of period	$(2,732)	$(1,603)	$(2,732)	$(1,603)

Accumulated other comprehensive income (loss), end of period	$(6,457)	$437	$(6,457)	$437

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

In addition, certain costs incurred at a corporate level that benefit our segments are allocated to them. These allocated costs include legal, including settlements and fines, information technology, human resources, finance, excise taxes, field selling, shared facilities services, customer service and support, and severance. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated and is generally based on relative gross margin or relative headcount.

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Revenue

Productivity and Business Processes	$17,002	$15,936	$33,467	$30,975
Intelligent Cloud	21,508	18,262	41,833	35,174
More Personal Computing	14,237	17,530	27,569	30,896

Total	$52,747	$51,728	$102,869	$97,045

Operating Income

Productivity and Business Processes	$8,175	$7,688	$16,498	$15,269
Intelligent Cloud	8,904	8,323	17,882	16,004
More Personal Computing	3,320	6,236	7,537	11,212

Total	$20,399	$22,247	$41,917	$42,485

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2022 or 2021. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

United States (a)	$26,976	$26,463	$52,843	$49,293
Other countries	25,771	25,265	50,026	47,752

Total	$52,747	$51,728	$102,869	$97,045

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,			Six Months Ended December 31,

	2022	2021	2022	2021

Server products and cloud services	$19,594	$16,382	$37,982	$31,452
Office products and cloud services	11,837	11,251	23,385	22,059
Windows	4,808	6,594	10,121	12,268
Gaming	4,758	5,442	8,368	9,035
LinkedIn	3,876	3,531	7,539	6,667
Search and news advertising	3,223	3,064	6,151	5,720
Enterprise Services	1,862	1,823	3,738	3,614
Devices	1,430	2,357	2,878	3,771
Other	1,359	1,284	2,707	2,459

Total	$52,747	$51,728	$102,869	$97,045

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $27.1 billion and $52.8 billion for the three and six months ended December 31, 2022, respectively, and $22.2 billion and $42.9 billion for the three and six months ended December 31, 2021, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

January 24, 2023

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

Highlights from the second quarter of fiscal year 2023 compared with the second quarter of fiscal year 2022 included:

•	Microsoft Cloud revenue increased 22% to $27.1 billion.
•	Office Commercial products and cloud services revenue increased 7% driven by Office 365 Commercial growth of 11%.
•	Office Consumer products and cloud services revenue decreased 2% and Microsoft 365 Consumer subscribers increased to 63.2 million.
•	LinkedIn revenue increased 10%.
•	Dynamics products and cloud services revenue increased 13% driven by Dynamics 365 growth of 21%.
•	Server products and cloud services revenue increased 20% driven by Azure and other cloud services growth of 31%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue decreased 39%.
•	Windows Commercial products and cloud services revenue decreased 3%.
•	Xbox content and services revenue decreased 12%.
•	Search and news advertising revenue excluding traffic acquisition costs increased 10%.
•	Devices revenue decreased 39%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations for the three and six months ended December 31, 2022.

On January 18, 2023, we announced decisions we made to align our cost structure with our revenue and customer demand, prioritize our investments in strategic areas, and consolidate office space. As a result, we recorded a $1.2 billion charge in the second quarter of fiscal year 2023 (“Q2 charge”), which included employee severance expenses of $800 million, impairment charges resulting from changes to our hardware portfolio, and costs related to lease consolidation activities. First, we are reducing our overall workforce by approximately 10,000 jobs through the third quarter of fiscal year 2023, which represents less than 5% of our total employee base. While we are eliminating roles in some areas, we will continue to hire in key strategic areas. Second, we are allocating both our capital and talent to areas of secular growth and long-term competitiveness, while divesting in other areas. Third, we are consolidating our leases to create higher density across our workspaces, which will also impact our financial results through the remainder of fiscal year 2023, and we may make similar decisions in future periods as we continue to evaluate our real estate needs.

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

PART I

Item 2

Change in Accounting Estimate

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for the three months ended December 31, 2022 was an increase in operating income of $945 million and net income of $768 million, or $0.10 per both basic and diluted share. The effect of this change for the six months ended December 31, 2022 was an increase in operating income of $2.0 billion and net income of $1.6 billion, or $0.22 per both basic and diluted share. It is estimated this change will increase our fiscal year 2023 annual operating income by $3.7 billion.

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2022	2021		2022	2021

Revenue	$52,747	$51,728	2%	$102,869	$97,045	6%
Gross margin	35,259	34,768	1%	69,929	66,439	5%
Operating income	20,399	22,247	(8)%	41,917	42,485	(1)%
Net income	16,425	18,765	(12)%	33,981	39,270	(13)%
Diluted earnings per share	2.20	2.48	(11)%	4.54	5.19	(13)%

Adjusted gross margin (non-GAAP)	35,411	34,768	2%	70,081	66,439	5%
Adjusted operating income (non-GAAP)	21,570	22,247	(3)%	43,088	42,485	1%
Adjusted net income (non-GAAP)	17,371	18,765	(7)%	34,927	35,979	(3)%
Adjusted diluted earnings per share (non-GAAP)	2.32	2.48	(6)%	4.67	4.76	(2)%

Adjusted gross margin, operating income, net income, and diluted earnings per share (“EPS”) are non-GAAP financial measures. Current year non-GAAP financial measures exclude the impact of the Q2 charge, which includes employee severance expenses, impairment charges resulting from changes to our hardware portfolio, and costs related to lease consolidation activities. Prior year non-GAAP financial measures exclude the net income tax benefit related to transfer of intangible properties in the first quarter of fiscal year 2022. Refer to Note 11 – Income Taxes of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Revenue increased $1.0 billion or 2% driven by growth in Intelligent Cloud and Productivity and Business Processes, offset in part by a decline in More Personal Computing. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial. More Personal Computing revenue decreased driven by declines in Windows, Devices, and Gaming.

Cost of revenue increased $528 million or 3% driven by growth in Microsoft Cloud, offset in part by a reduction in depreciation expense due to the change in accounting estimate for the useful lives of our server and network equipment.

Gross margin increased $491 million or 1% driven by growth in Intelligent Cloud and Productivity and Business Processes and the change in accounting estimate, offset in part by a decline in More Personal Computing.

•

Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 2 points driven by reductions in More Personal Computing and Intelligent Cloud, offset in part by sales mix shift.

•

Microsoft Cloud gross margin percentage increased 2 points to 72%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage decreased 1 point driven by sales mix shift to Azure and other cloud services and higher energy costs.

Operating expenses increased $2.3 billion or 19% driven by employee severance expenses, investments in cloud engineering, the Nuance acquisition, and LinkedIn.

Key changes in operating expenses were:

•

Research and development expenses increased $1.1 billion or 19% driven by investments in cloud engineering, impairment charges resulting from changes to our hardware portfolio, and LinkedIn. Research and development included a favorable foreign currency impact of 2%.

•	Sales and marketing expenses increased $300 million or 6% driven by the Nuance acquisition and investments in commercial sales. Sales and marketing included a favorable foreign currency impact of 3%.
•	General and administrative expenses increased $953 million or 69% driven by employee severance expenses. General and administrative included a favorable foreign currency impact of 2%.

PART I

Item 2

Operating income decreased $1.8 billion or 8% driven by a decline in More Personal Computing, offset in part by the change in accounting estimate.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 5%, 7%, and 8%, respectively. Cost of revenue and operating expenses both included a favorable foreign currency impact of 2%.

Current year gross margin, operating income, net income, and diluted EPS were negatively impacted by the Q2 charge, which resulted in decreases of $152 million, $1.2 billion, $946 million, and $0.12, respectively.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

Revenue increased $5.8 billion or 6% driven by growth in Intelligent Cloud and Productivity and Business Processes, offset in part by a decline in More Personal Computing. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue decreased driven by declines in Windows, Devices, and Gaming, offset in part by growth in Search and news advertising.

Cost of revenue increased $2.3 billion or 8% driven by growth in Microsoft Cloud, offset in part by the change in accounting estimate.

Gross margin increased $3.5 billion or 5% driven by growth in Intelligent Cloud and Productivity and Business Processes and the change in accounting estimate, offset in part by a decline in More Personal Computing.

•

Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 2 points driven by reductions in More Personal Computing and Intelligent Cloud, offset in part by sales mix shift.

•

Microsoft Cloud gross margin percentage increased 2 points to 72%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage decreased 1 point driven by sales mix shift to Azure and other cloud services and higher energy costs.

Operating expenses increased $4.1 billion or 17% driven by investment in cloud engineering, employee severance expenses, LinkedIn, the Nuance acquisition, and commercial sales.

Key changes in operating expenses were:

•	Research and development expenses increased $2.1 billion or 19% driven by investments in cloud engineering and LinkedIn.
•	Sales and marketing expenses increased $879 million or 9% driven by investments in commercial sales and the Nuance acquisition. Sales and marketing included a favorable foreign currency impact of 4%.
•	General and administrative expenses increased $1.1 billion or 40% driven by employee severance expenses. General and administrative included a favorable foreign currency impact of 3%.

Operating income decreased $568 million or 1% driven by a decline in More Personal Computing, offset in part by the change in accounting estimate and growth in Productivity and Business Processes and Intelligent Cloud.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 5%, 7%, and 8%, respectively. Cost of revenue and operating expenses included a favorable foreign currency impact of 2% and 3%, respectively.

Current year gross margin, operating income, net income, and diluted EPS were negatively impacted by the Q2 charge, which resulted in decreases of $152 million, $1.2 billion, $946 million, and $0.13, respectively. Prior year net income and diluted EPS were positively impacted by the net tax benefit related to the transfer of intangible properties, which resulted in an increase to net income and diluted EPS of $3.3 billion and $0.43, respectively.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2022	2021		2022	2021

Revenue

Productivity and Business Processes	$17,002	$15,936	7%	$33,467	$30,975	8%
Intelligent Cloud	21,508	18,262	18%	41,833	35,174	19%
More Personal Computing	14,237	17,530	(19)%	27,569	30,896	(11)%

Total	$52,747	$51,728	2%	$102,869	$97,045	6%

Operating Income

Productivity and Business Processes	$8,175	$7,688	6%	$16,498	$15,269	8%
Intelligent Cloud	8,904	8,323	7%	17,882	16,004	12%
More Personal Computing	3,320	6,236	(47)%	7,537	11,212	(33)%

Total	$20,399	$22,247	(8)%	$41,917	$42,485	(1)%

Reportable Segments

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Productivity and Business Processes

Revenue increased $1.1 billion or 7%.

•

Office Commercial products and cloud services revenue increased $627 million or 7%. Office 365 Commercial revenue grew 11% with seat growth of 12%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 30% driven by continued customer shift to cloud offerings.

•	Office Consumer products and cloud services revenue decreased $39 million or 2%. Microsoft 365 Consumer subscribers grew 12% to 63.2 million.
•	LinkedIn revenue increased $345 million or 10% driven by Talent Solutions.
•	Dynamics products and cloud services revenue increased 13% driven by Dynamics 365 growth of 21%.

Operating income increased $487 million or 6%.

•

Gross margin increased $1.0 billion or 8% driven by growth in Office 365 Commercial. Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage decreased slightly driven by sales mix shift to cloud offerings.

•	Operating expenses increased $554 million or 12% driven by investment in LinkedIn and employee severance expenses.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 6%, 8%, and 11%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $3.2 billion or 18%.

•

Server products and cloud services revenue increased $3.2 billion or 20% driven by Azure and other cloud services. Azure and other cloud services revenue grew 31% driven by growth in our consumption-based services. Server products revenue decreased 2%.

•	Enterprise Services revenue increased $39 million or 2% driven by growth in Enterprise Support Services, offset by a decline in Microsoft Consulting Services.

PART I

Item 2

Operating income increased $581 million or 7%.

•

Gross margin increased $2.2 billion or 17% driven by growth in Azure and other cloud services and the change in accounting estimate. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 3 points driven by sales mix shift to Azure and other cloud services and higher energy costs.

•	Operating expenses increased $1.6 billion or 34% driven by employee severance expenses, investments in Azure, and the Nuance acquisition.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 6%, 6%, and 8%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

More Personal Computing

Revenue decreased $3.3 billion or 19%.

•

Windows revenue decreased $1.8 billion or 27% driven by a decrease in Windows OEM. Windows OEM revenue decreased 39% on a strong prior year comparable, driven by continued PC market weakness and 3 points of negative impact from the prior year Windows 11 revenue deferral. Windows Commercial products and cloud services revenue decreased 3% driven by a decline in standalone product sales.

•	Devices revenue decreased $927 million or 39% driven by continued PC market weakness and execution challenges on new product launches.
•

Gaming revenue decreased $684 million or 13% driven by declines in Xbox content and services and Xbox hardware. Xbox content and services revenue decreased 12% on a strong prior year comparable impacted by first-party game launches, driven by declines in first-party content and a lower rate of monetization in third-party content, offset in part by growth in Xbox Game Pass subscriptions. Xbox hardware revenue decreased 13% driven by lower price and volume of consoles sold.

•

Search and news advertising revenue increased $159 million or 5%. Search and news advertising revenue excluding traffic acquisition costs increased 10% driven by higher search volume and the Xandr acquisition, offset in part by lower revenue per search.

Operating income decreased $2.9 billion or 47%.

•

Gross margin decreased $2.7 billion or 29% driven by declines in Windows and Devices. Gross margin percentage decreased driven by reductions in Devices, including the impact of impairment charges resulting from changes to our hardware portfolio, and sales mix shift to lower margin businesses.

•	Operating expenses increased $198 million or 6% driven by employee severance expenses and investments in Search and news advertising, offset in part by a decline in Devices.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 5%, and 7%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

Productivity and Business Processes

Revenue increased $2.5 billion or 8%.

•

Office Commercial products and cloud services revenue increased $1.3 billion or 7%. Office 365 Commercial revenue grew 11% with seat growth of 12%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 29% driven by continued customer shift to cloud offerings.

•	Office Consumer products and cloud services revenue increased $66 million or 2% with continued growth in Microsoft 365 Consumer subscription revenue.
•	LinkedIn revenue increased $872 million or 13% driven by Talent Solutions.
•	Dynamics products and cloud services revenue increased 14% driven by Dynamics 365 growth of 23%.

PART I

Item 2

Operating income increased $1.2 billion or 8%.

•

Gross margin increased $2.4 billion or 10% driven by growth in Office 365 Commercial and LinkedIn. Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage decreased slightly driven by sales mix shift to cloud offerings.

•	Operating expenses increased $1.1 billion or 12% driven by investments in LinkedIn and cloud engineering, as well as employee severance expenses.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 6%, 7%, and 10%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

Intelligent Cloud

Revenue increased $6.7 billion or 19%.

•

Server products and cloud services revenue increased $6.5 billion or 21% driven by Azure and other cloud services. Azure and other cloud services revenue grew 33% driven by growth in our consumption-based services. Server products revenue decreased 1%.

•	Enterprise Services revenue increased $124 million or 3% driven by growth in Enterprise Support Services, offset in part by a decline in Microsoft Consulting Services.

Operating income increased $1.9 billion or 12%.

•

Gross margin increased $4.5 billion or 18% driven by growth in Azure and other cloud services and the change in accounting estimate. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 3 points driven by sales mix shift to Azure and other cloud services and higher energy costs.

•	Operating expenses increased $2.7 billion or 30% driven by investments in Azure, the Nuance acquisition, and employee severance expenses.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 6%, 7%, and 8%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

More Personal Computing

Revenue decreased $3.3 billion 11%.

•

Windows revenue decreased $2.1 billion or 18% driven by a decrease in Windows OEM. Windows OEM revenue decreased 28% driven by continued PC market weakness. Windows Commercial products and cloud services revenue increased 2% driven by demand for Microsoft 365, offset in part by a decline in standalone product sales.

•	Devices revenue decreased $893 million or 24% driven by continued PC market weakness and execution challenges on new product launches.
•

Gaming revenue decreased $667 million or 7% driven by declines in Xbox content and services and Xbox hardware. Xbox content and services revenue decreased 8% driven by declines in first-party content and in third-party content, with lower rate of monetization and engagement hours, offset in part by growth in Xbox Game Pass subscriptions. Xbox hardware revenue decreased 5% driven by lower price of consoles sold.

•

Search and news advertising revenue increased $431 million or 8%. Search and news advertising revenue excluding traffic acquisition costs increased 13% driven by higher search volume and the Xandr acquisition, offset in part by lower revenue per search.

Operating income decreased $3.7 billion or 33%.

•

Gross margin decreased $3.4 billion or 20% driven by declines in Windows, Devices, and Gaming. Gross margin percentage decreased driven by reductions in Devices, including the impact of impairment charges resulting from changes to our hardware portfolio, and sales mix shift to lower margin businesses.

•	Operating expenses increased $269 million or 4% driven by investment in Search and news advertising and employee severance expenses, offset in part by a decline in Devices.

PART I

Item 2

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 5%, and 7%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2022	2021		2022	2021

Research and development	$6,844	$5,758	19%	$13,472	$11,357	19%
As a percent of revenue	13%	11%	2ppt	13%	12%	1ppt

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

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Research and development expenses increased $1.1 billion or 19% driven by investments in cloud engineering, impairment charges resulting from changes to our hardware portfolio, and LinkedIn. Research and development included a favorable foreign currency impact of 2%.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

Research and development expenses increased $2.1 billion or 19% driven by investments in cloud engineering and LinkedIn.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2022	2021		2022	2021

Sales and marketing	$5,679	$5,379	6%	$10,805	$9,926	9%
As a percent of revenue	11%	10%	1ppt	11%	10%	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Sales and marketing expenses increased $300 million or 6% driven by the Nuance acquisition and investments in commercial sales. Sales and marketing included a favorable foreign currency impact of 3%.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

Sales and marketing expenses increased $879 million or 9% driven by investments in commercial sales and the Nuance acquisition. Sales and marketing included a favorable foreign currency impact of 4%.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2022	2021		2022	2021

General and administrative	$2,337	$1,384	69%	$3,735	$2,671	40%
As a percent of revenue	4%	3%	1ppt	4%	3%	1ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

General and administrative expenses increased $953 million or 69% driven by employee severance expenses. General and administrative included a favorable foreign currency impact of 2%.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

General and administrative expenses increased $1.1 billion or 40% driven by employee severance expenses. General and administrative included a favorable foreign currency impact of 3%.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021

Interest and dividends income	$700	$503	$1,341	$1,023
Interest expense	(490)	(525)	(990)	(1,064)
Net recognized gains (losses) on investments	(15)	300	(2)	671
Net gains (losses) on derivatives	(199)	7	(190)	0
Net losses on foreign currency remeasurements	(18)	(13)	(96)	(78)
Other, net	(38)	(4)	(69)	2

Total	$(60)	$268	$(6)	$554

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Interest and dividends income increased due to higher yields, offset in part by lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized losses on investments increased due to losses on equity securities in the current period compared to gains in the prior period. Net losses on derivatives increased due to losses on a forward purchase agreement for shares of the London Stock Exchange Group.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

Interest and dividends income increased due to higher yields, offset in part by lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized losses on investments increased due to losses on fixed income securities in the current period compared to gains in the prior period, and lower gains on equity securities in the current period. Net losses on derivatives increased due to losses on a forward purchase agreement for shares of the London Stock Exchange Group.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 17% for the three months ended December 31, 2022 and 2021, respectively, and 19% and 9% for the six months ended December 31, 2022 and 2021, respectively. The increase in our effective tax rate for the three months ended December 31, 2022 compared to the prior year was primarily due to a decrease in tax benefits relating to stock-based compensation. The increase in our effective tax rate for the six months ended December 31, 2022 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeded the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2022, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

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

As of December 31, 2022, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2022, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted gross margin, operating income, net income, and diluted EPS are non-GAAP financial measures. Current year non-GAAP financial measures exclude the impact of the Q2 charge, which includes employee severance expenses, impairment charges resulting from changes to our hardware portfolio, and costs related to lease consolidation activities. Prior year non-GAAP financial measures exclude the net income tax benefit related to transfer of intangible properties in the first quarter of fiscal year 2022. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2022	2021		2022	2021

Gross margin	$35,259	$34,768	1%	$69,929	$66,439	5%
Severance, hardware-related impairment, and lease consolidation costs	152	0	*	152	0	*

Adjusted gross margin (non-GAAP)	$35,411	$34,768	2%	$70,081	$66,439	5%

Operating income	$20,399	$22,247	(8)%	$41,917	$42,485	(1)%
Severance, hardware-related impairment, and lease consolidation costs	1,171	0	*	1,171	0	*

Adjusted operating income (non-GAAP)	$21,570	$22,247	(3)%	$43,088	$42,485	1%

Net income	$16,425	$18,765	(12)%	$33,981	$39,270	(13)%
Severance, hardware-related impairment, and lease consolidation costs	946	0	*	946	0	*
Net income tax benefit related to transfer of intangible properties	0	0	*	0	(3,291)	*

Adjusted net income (non-GAAP)	$17,371	$18,765	(7)%	$34,927	$35,979	(3)%

Diluted earnings per share	$2.20	$2.48	(11)%	$4.54	$5.19	(13)%
Severance, hardware-related impairment, and lease consolidation costs	0.12	0	*	0.13	0	*
Net income tax benefit related to transfer of intangible properties	0	0	*	0	(0.43)	*

Adjusted diluted earnings per share (non-GAAP)	$2.32	$2.48	(6)%	$4.67	$4.76	(2)%

*	Not meaningful.

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $99.5 billion and $104.8 billion as of December 31, 2022 and June 30, 2022, respectively. Equity investments were $7.1 billion and $6.9 billion as of December 31, 2022 and June 30, 2022, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations decreased $4.7 billion to $34.4 billion for the six months ended December 31, 2022, mainly due to an increase in cash paid to employees and suppliers and cash used to pay income taxes, offset in part by an increase in cash received from customers. Cash used in financing decreased $6.0 billion to $22.2 billion for the six months ended December 31, 2022, mainly due to a $4.1 billion decrease in common stock repurchases and a $3.1 billion decrease in repayments of debt. Cash used in investing increased $5.9 billion to $10.3 billion for the six months ended December 31, 2022, due to a $5.4 billion decrease in cash from net investment purchases, sales, and maturities, an $882 million increase in additions to property and equipment, and a $655 million increase in other investing to facilitate the purchase of components, offset in part by a $1.0 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of December 31, 2022:

(In millions)

Three Months Ending

March 31, 2023	$18,324
June 30, 2023	11,215
September 30, 2023	4,888
December 31, 2023	2,555
Thereafter	2,644

Total	$39,626

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

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $7.7 billion, which included $1.5 billion during the six months ended December 31, 2022. The remaining transition tax of $10.5 billion is payable over the next three years, with $2.5 billion payable within 12 months.

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

Share Repurchases

For the six months ended December 31, 2022 and 2021, we repurchased 37 million shares and 41 million shares of our common stock for $9.2 billion and $12.4 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. As of December 31, 2022, $31.5 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the six months ended December 31, 2022 and 2021, our Board of Directors declared quarterly dividends of $0.68 per share and $0.62 per share, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Other Planned Uses of Capital

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. The acquisition has been approved by Activision Blizzard’s shareholders. We are continuing to engage with regulators reviewing the transaction and are working toward closing it in fiscal year 2023, subject to obtaining required regulatory approvals and satisfaction of other customary closing conditions.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2022	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(7,837)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(153)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,109)	Fair Value
Credit	100 basis point increase in credit spreads	(293)	Fair Value
Equity	10% decrease in equity market prices	(813)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities or intentionally designed processes in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Nation-state and state-sponsored actors can deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners may intensify during periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine. Inadequate account security or organizational security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business.

The cyberattacks uncovered in late 2020 known as “Solorigate” or “Nobelium” are an example of a supply chain attack where malware was introduced to a software provider’s customers, including us, through software updates. The attackers were later able to create false credentials that appeared legitimate to certain customers’ systems. We may be targets of further attacks similar to Solorigate/Nobelium as both a supplier and consumer of IT. With long-term attacks like these, customers may lack the log data necessary to investigate this type of activity, adding to the complexity of response and mitigating any impact.

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

Cyberattacks such as Solorigate/Nobelium may adversely impact our customers even if our production services are not directly compromised. We are committed to notifying our customers whose systems have been impacted as we become aware and have actionable information for customers to help protect themselves. We are also committed to providing guidance and support on detection, tracking, and remediation. We may not be able to detect the existence or extent of these attacks for all of our customers or have information on how to detect or track an attack, especially where an attack involves on-premises software such as Exchange Server where we may have no or limited visibility into our customers’ computing environments.

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

Issues in the development and use of AI may result in reputational harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others. We expect these elements of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on the availability of permitted and buildable land, predictable energy, and networking supplies, the cost or availability of which could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Azure, Microsoft Account services, Microsoft 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox, and Outlook.com. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, insufficient or unavailable power supply, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

We strive to empower all people and organizations to achieve more, and accessibility of our products and services is an important aspect of this goal. In addition to existing and upcoming laws requiring digital accessibility for people with disabilities, there is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders to make technology more accessible. If our products do not meet customer expectations or global accessibility requirements, we could lose sales opportunities or face regulatory or legal actions.

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage.

Cross-border transfer of personal data

The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in July 2020 the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from EU member states to the United States. This ruling continues to generate uncertainty about the legal requirements for data transfers from the EU under other legal mechanisms and has resulted in some EU data protection authorities blocking the use of U.S.-based services that involve the transfer of data to the U.S. The U.S. and the EU in March 2022 agreed in principle on a replacement framework for the Privacy Shield, called the EU-U.S. Data Privacy Framework. In December 2022, the European Commission published a draft “adequacy” determination for this new framework. A failure to finalize implementation of the EU-U.S. Data Privacy Framework, or the framework’s invalidation in EU courts, could compound that uncertainty and result in additional blockages of data transfers. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services.

PART II

Item 1A

Other laws and regulations relating to the handling of personal data

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

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases such as Windows, significant business transactions, warranty or product claims, employment practices, and regulation. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, are important to our ability to recruit and retain employees. We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs. Our global workforce is predominantly non-unionized, although we do have some employees in the U.S. and internationally who are represented by unions or works councils. In the U.S., there has been a general increase in workers exercising their right to form or join a union. The unionization of significant employee populations could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the second quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

October 1, 2022 – October 31, 2022	6,496,123	$236.37	6,496,123	$34,574
November 1, 2022 – November 30, 2022	6,637,411	236.49	6,637,411	33,004
December 1, 2022 – December 31, 2022	6,080,667	245.83	6,080,667	31,509

	19,214,201		19,214,201

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

November 29, 2022	February 16, 2023	March 9, 2023	$0.68	$5,064

We returned $9.7 billion to shareholders in the form of share repurchases and dividends in the second quarter of fiscal year 2023. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

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

January 24, 2023