Form 10-Q
period 2023-03-31
MICROSOFT CORP
filed 2023-04-25
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2023

Common Stock, $0.00000625 par value per share	7,435,487,575 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2023

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Revenue:
Product	$15,588	$17,366	$47,846	$54,776
Service and other	37,269	31,994	107,880	91,629

Total revenue	52,857	49,360	155,726	146,405

Cost of revenue:
Product	3,941	4,584	13,933	14,707
Service and other	12,187	11,031	35,135	31,514

Total cost of revenue	16,128	15,615	49,068	46,221

Gross margin	36,729	33,745	106,658	100,184
Research and development	6,984	6,306	20,456	17,663
Sales and marketing	5,750	5,595	16,555	15,521
General and administrative	1,643	1,480	5,378	4,151

Operating income	22,352	20,364	64,269	62,849
Other income (expense), net	321	(174)	315	380

Income before income taxes	22,673	20,190	64,584	63,229
Provision for income taxes	4,374	3,462	12,304	7,231

Net income	$18,299	$16,728	$52,280	$55,998

Earnings per share:
Basic	$2.46	$2.23	$7.02	$7.46
Diluted	$2.45	$2.22	$6.99	$7.41

Weighted average shares outstanding:
Basic	7,441	7,493	7,450	7,504
Diluted	7,464	7,534	7,474	7,552

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Net income	$18,299	$16,728	$52,280	$55,998

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(9)	6	(34)	8
Net change related to investments	753	(2,882)	(796)	(4,047)
Translation adjustments and other	69	(37)	(136)	(259)

Other comprehensive income (loss)	813	(2,913)	(966)	(4,298)

Comprehensive income	$19,112	$13,815	$51,314	$51,700

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2023	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$26,562	$13,931
Short-term investments	77,865	90,826

Total cash, cash equivalents, and short-term investments	104,427	104,757
Accounts receivable, net of allowance for doubtful accounts of $495 and $633	37,420	44,261
Inventories	2,877	3,742
Other current assets	19,165	16,924

Total current assets	163,889	169,684
Property and equipment, net of accumulated depreciation of $65,998 and $59,660	88,132	74,398
Operating lease right-of-use assets	13,879	13,148
Equity investments	9,415	6,891
Goodwill	67,940	67,524
Intangible assets, net	9,879	11,298
Other long-term assets	26,954	21,897

Total assets	$380,088	$364,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,305	$19,000
Current portion of long-term debt	6,245	2,749
Accrued compensation	10,411	10,661
Short-term income taxes	4,163	4,067
Short-term unearned revenue	36,903	45,538
Other current liabilities	12,664	13,067

Total current liabilities	85,691	95,082
Long-term debt	41,965	47,032
Long-term income taxes	25,000	26,069
Long-term unearned revenue	2,698	2,870
Deferred income taxes	302	230
Operating lease liabilities	12,312	11,489
Other long-term liabilities	17,437	15,526

Total liabilities	185,405	198,298

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,437 and 7,464	92,093	86,939
Retained earnings	108,234	84,281
Accumulated other comprehensive loss	(5,644)	(4,678)

Total stockholders’ equity	194,683	166,542

Total liabilities and stockholders’ equity	$380,088	$364,840

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Operations
Net income	$18,299	$16,728	$52,280	$55,998
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,549	3,773	9,987	10,481
Stock-based compensation expense	2,465	1,906	7,195	5,505
Net recognized losses (gains) on investments and derivatives	(40)	105	152	(566)
Deferred income taxes	(1,675)	(198)	(4,171)	(5,985)
Changes in operating assets and liabilities:
Accounts receivable	(1,408)	857	7,157	5,800
Inventories	106	(279)	868	(662)
Other current assets	1,152	91	428	1,861
Other long-term assets	(554)	(724)	(1,285)	(2,230)
Accounts payable	(407)	520	(4,032)	284
Unearned revenue	(181)	(209)	(8,689)	(7,437)
Income taxes	1,414	1,091	(1,039)	1,687
Other current liabilities	1,715	1,287	(490)	(1,111)
Other long-term liabilities	6	438	451	781

Net cash from operations	24,441	25,386	58,812	64,406

Financing
Repayments of debt	0	(4,197)	(1,750)	(9,023)
Common stock issued	536	477	1,354	1,380
Common stock repurchased	(5,509)	(8,822)	(16,541)	(23,939)
Common stock cash dividends paid	(5,059)	(4,645)	(14,746)	(13,503)
Other, net	(258)	(158)	(839)	(522)

Net cash used in financing	(10,290)	(17,345)	(32,522)	(45,607)

Investing
Additions to property and equipment	(6,607)	(5,340)	(19,164)	(17,015)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(301)	(18,719)	(1,329)	(20,775)
Purchases of investments	(9,063)	(8,723)	(25,675)	(21,537)
Maturities of investments	13,154	1,099	26,744	15,214
Sales of investments	1,239	16,693	8,725	25,218
Other, net	(1,686)	(1,181)	(2,847)	(1,687)

Net cash used in investing	(3,264)	(16,171)	(13,546)	(20,582)

Effect of foreign exchange rates on cash and cash equivalents	29	24	(113)	57

Net change in cash and cash equivalents	10,916	(8,106)	12,631	(1,726)
Cash and cash equivalents, beginning of period	15,646	20,604	13,931	14,224

Cash and cash equivalents, end of period	$26,562	$12,498	$26,562	$12,498

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Common stock and paid-in capital
Balance, beginning of period	$90,225	$84,528	$86,939	$83,111
Common stock issued	536	477	1,354	1,380
Common stock repurchased	(1,133)	(1,313)	(3,394)	(4,401)
Stock-based compensation expense	2,465	1,906	7,195	5,505
Other, net	0	169	(1)	172

Balance, end of period	92,093	85,767	92,093	85,767

Retained earnings
Balance, beginning of period	99,368	75,045	84,281	57,055
Net income	18,299	16,728	52,280	55,998
Common stock cash dividends	(5,053)	(4,634)	(15,176)	(13,931)
Common stock repurchased	(4,380)	(7,506)	(13,151)	(19,489)

Balance, end of period	108,234	79,633	108,234	79,633

Accumulated other comprehensive loss
Balance, beginning of period	(6,457)	437	(4,678)	1,822
Other comprehensive income (loss)	813	(2,913)	(966)	(4,298)

Balance, end of period	(5,644)	(2,476)	(5,644)	(2,476)

Total stockholders’ equity	$194,683	$162,924	$194,683	$162,924

Cash dividends declared per common share	$0.68	$0.62	$2.04	$1.86

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

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for the three months ended March 31, 2023 was an increase in operating income of $885 million and net income of $720 million, or $0.10 per both basic and diluted share. The effect of this change for the nine months ended March 31, 2023 was an increase in operating income of $2.9 billion and net income of $2.3 billion, or $0.32 and $0.31 per basic and diluted share, respectively.

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

PART I

Item 1

•
Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies. Our Level 2 investments include commercial paper, certificates of deposit, U.S. agency securities, foreign government bonds, mortgage- and asset-backed securities, corporate notes and bonds, and municipal securities. Our Level 2 derivative assets and liabilities include certain cleared swap contracts and over-the-counter forward, option, and swap contracts.
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

Contract Balances and Other Receivables

As of March 31, 2023 and June 30, 2022, other receivables due from suppliers were $717 million and $1.0 billion, respectively, and are included in accounts receivable, net in our consolidated balance sheets.

As of March 31, 2023 and June 30, 2022, long-term accounts receivable, net of allowance for doubtful accounts, was $4.3 billion and $3.8 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of March 31, 2023 and June 30, 2022, our financing receivables, net were $2.7 billion and $4.1 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Net income available for common shareholders (A)	$18,299	$16,728	$52,280	$55,998

Weighted average outstanding shares of common stock (B)	7,441	7,493	7,450	7,504
Dilutive effect of stock-based awards	23	41	24	48

Common stock and common stock equivalents (C)	7,464	7,534	7,474	7,552

Earnings Per Share

Basic (A/B)	$2.46	$2.23	$7.02	$7.46
Diluted (A/C)	$2.45	$2.22	$6.99	$7.41

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Interest and dividends income	$748	$519	$2,089	$1,542
Interest expense	(496)	(503)	(1,486)	(1,567)
Net recognized gains (losses) on investments	105	(76)	103	595
Net losses on derivatives	(65)	(29)	(255)	(29)
Net gains (losses) on foreign currency remeasurements	122	(74)	26	(152)
Other, net	(93)	(11)	(162)	(9)

Total	$321	$(174)	$315	$380

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Realized gains from sales of available-for-sale securities	$4	$119	$19	$150
Realized losses from sales of available-for-sale securities	(30)	(89)	(73)	(102)
Impairments and allowance for credit losses	0	(45)	(13)	(53)

Total	$(26)	$(15)	$(67)	$(5)

PART I

Item 1

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Net realized gains (losses) on investments sold	$(13)	$(22)	$77	$46
Net unrealized gains (losses) on investments still held	144	(34)	109	559
Impairments of investments	0	(5)	(16)	(5)

Total	$131	$(61)	$170	$600

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

March 31, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$9,853	$0	$0	$9,853	$9,207	$646	$0
Certificates of deposit	Level 2	2,229	0	0	2,229	2,185	44	0
U.S. government securities	Level 1	66,318	1	(3,169)	63,150	1,550	61,600	0
U.S. agency securities	Level 2	7,469	1	(2)	7,468	4,127	3,341	0
Foreign government bonds	Level 2	512	1	(23)	490	5	485	0
Mortgage- and asset-backed securities	Level 2	767	1	(36)	732	0	732	0
Corporate notes and bonds	Level 2	10,963	18	(552)	10,429	0	10,429	0
Corporate notes and bonds	Level 3	118	0	0	118	0	118	0
Municipal securities	Level 2	367	13	(15)	365	0	365	0
Municipal securities	Level 3	104	0	(7)	97	0	97	0

Total debt investments		$98,700	$35	$(3,804)	$94,931	$17,074	$77,857	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,475	$979	$0	$2,496
Equity investments	Other				6,919	0	0	6,919

Total equity investments					$10,394	$979	$0	$9,415

Cash					$8,509	$8,509	$0	$0
Derivatives, net (a)					8	0	8	0

Total					$113,842	$26,562	$77,865	$9,415

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,500	$0	$0	$2,500	$2,498	$2	$0
Certificates of deposit	Level 2	2,071	0	0	2,071	2,032	39	0
U.S. government securities	Level 1	79,696	29	(2,178)	77,547	9	77,538	0
U.S. agency securities	Level 2	419	0	(9)	410	0	410	0
Foreign government bonds	Level 2	506	0	(24)	482	0	482	0
Mortgage- and asset-backed securities	Level 2	727	1	(30)	698	0	698	0
Corporate notes and bonds	Level 2	11,661	4	(554)	11,111	0	11,111	0
Corporate notes and bonds	Level 3	67	0	0	67	0	67	0
Municipal securities	Level 2	368	19	(13)	374	0	374	0
Municipal securities	Level 3	103	0	(6)	97	0	97	0

Total debt investments		$98,118	$53	$(2,814)	$95,357	$4,539	$90,818	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,590	$1,134	$0	$456
Equity investments	Other				6,435	0	0	6,435

Total equity investments					$8,025	$1,134	$0	$6,891

Cash					$8,258	$8,258	$0	$0
Derivatives, net (a)					8	0	8	0

Total					$111,648	$13,931	$90,826	$6,891

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

PART I

Item 1

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2023 and June 30, 2022, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $4.1 billion and $3.8 billion, respectively.

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2023

U.S. government and agency securities	$12,922	$(354)	$41,520	$(2,817)	$54,442	$(3,171)
Foreign government bonds	74	(5)	390	(18)	464	(23)
Mortgage- and asset-backed securities	160	(5)	387	(31)	547	(36)
Corporate notes and bonds	2,015	(41)	7,486	(511)	9,501	(552)
Municipal securities	87	(2)	177	(20)	264	(22)

Total	$15,258	$(407)	$49,960	$(3,397)	$65,218	$(3,804)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2022

U.S. government and agency securities	$59,092	$(1,835)	$2,210	$(352)	$61,302	$(2,187)
Foreign government bonds	418	(18)	27	(6)	445	(24)
Mortgage- and asset-backed securities	510	(26)	41	(4)	551	(30)
Corporate notes and bonds	9,443	(477)	786	(77)	10,229	(554)
Municipal securities	178	(12)	74	(7)	252	(19)

Total	$69,641	$(2,368)	$3,138	$(446)	$72,779	$(2,814)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

March 31, 2023

Due in one year or less	$34,947	$34,805
Due after one year through five years	48,237	46,168
Due after five years through 10 years	14,143	12,698
Due after 10 years	1,373	1,260

Total	$98,700	$94,931

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

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using option, futures, and swap contracts. These contracts are not designated as hedging instruments and are included in “Other contracts” in the tables below.

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

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2023, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

PART I

Item 1

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	March 31, 2023	June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$635
Interest rate contracts purchased	1,108	1,139

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	10,232	10,322
Foreign exchange contracts sold	20,460	21,606
Other contracts purchased	4,787	2,773
Other contracts sold	2,952	544

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	March 31, 2023		June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts	$19	$(77)	$0	$(77)
Interest rate contracts	6	0	3	0

Not Designated as Hedging Instruments

Foreign exchange contracts	278	(333)	333	(362)
Other contracts	217	(311)	20	(112)

Gross amounts of derivatives	520	(721)	356	(551)
Gross amounts of derivatives offset in the balance sheet	(265)	263	(130)	133
Cash collateral received	0	(26)	0	(75)

Net amounts of derivatives	$255	$(484)	$226	$(493)

Reported as

Short-term investments	$8	$0	$8	$0
Other current assets	243	0	218	0
Other long-term assets	4	0	0	0
Other current liabilities	0	(188)	0	(298)
Other long-term liabilities	0	(296)	0	(195)

Total	$255	$(484)	$226	$(493)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $496 million and $720 million, respectively, as of March 31, 2023, and $343 million and $550 million, respectively, as of June 30, 2022.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2023

Derivative assets	$4	$507	$9	$520
Derivative liabilities	0	(721)	0	(721)

June 30, 2022

Derivative assets	1	349	6	356
Derivative liabilities	0	(551)	0	(551)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$0	$0	$49
Hedged items	0	0	0	(50)
Excluded from effectiveness assessment	0	0	0	4

Interest rate contracts
Derivatives	1	(57)	(37)	(71)
Hedged items	(15)	61	20	83

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	18	(15)	62	(44)

Not Designated as Hedging Instruments

Foreign exchange contracts	(10)	35	(20)	308
Other contracts	(60)	(29)	(264)	(41)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$5	$(6)	$14	$(27)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2023	June 30, 2022

Raw materials	$1,055	$1,144
Work in process	35	82
Finished goods	1,787	2,516

Total	$2,877	$3,742

PART I

Item 1

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2022	Acquisitions	Other	March 31, 2023

Productivity and Business Processes	$24,811	$11	$(27)	$24,795
Intelligent Cloud	30,182	223	87	30,492
More Personal Computing	12,531	0	122	12,653

Total	$67,524	$234	$182	$67,940

PART I

Item 1

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2023			June 30, 2022

Technology-based	$11,228	$(7,366)	$3,862	$11,277	$(6,958)	$4,319
Customer-related	7,308	(3,837)	3,471	7,342	(3,171)	4,171
Marketing-related	4,929	(2,393)	2,536	4,942	(2,143)	2,799
Contract-based	23	(13)	10	16	(7)	9

Total	$23,488	$(13,609)	$9,879	$23,577	$(12,279)	$11,298

Intangible assets amortization expense was $612 million and $1.9 billion for the three and nine months ended March 31, 2023, respectively, and $502 million and $1.4 billion for the three and nine months ended March 31, 2022, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2023:

(In millions)

Year Ending June 30,

2023 (excluding the nine months ended March 31, 2023)	$628
2024	2,403
2025	1,869
2026	1,341
2027	900
Thereafter	2,738

Total	$9,879

PART I

Item 1

NOTE 10 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			March 31, 2023	June 30, 2022

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion	2022	–	2042	2.13%	–	3.50%	2.24%	–	3.57%	454	1,204
2013 issuance of $5.2 billion	2023	–	2043	2.38%	–	4.88%	2.47%	–	4.92%	2,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,499	2,404
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	10,805
2016 issuance of $19.8 billion	2023	–	2056	2.00%	–	3.95%	2.10%	–	4.03%	9,430	9,430
2017 issuance of $17.0 billion	2024	–	2057	2.88%	–	4.50%	3.04%	–	4.53%	8,945	8,945
2020 issuance of $10.0 billion	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										53,856	55,511
Unamortized discount and issuance costs										(446)	(471)
Hedge fair value adjustments (a)										(88)	(68)
Premium on debt exchange										(5,112)	(5,191)

Total debt										48,210	49,781
Current portion of long-term debt										(6,245)	(2,749)

Long-term debt										$41,965	$47,032

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

PART I

Item 1

As of March 31, 2023 and June 30, 2022, the estimated fair value of long-term debt, including the current portion, was $47.8 billion and $50.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2023:

(In millions)

Year Ending June 30,

2023 (excluding the nine months ended March 31, 2023)	$1,000
2024	5,250
2025	2,250
2026	3,000
2027	8,000
Thereafter	34,356

Total	$53,856

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 17% for the three months ended March 31, 2023 and 2022, respectively, and 19% and 11% for the nine months ended March 31, 2023 and 2022, respectively. The increase in our effective tax rate for the three months ended March 31, 2023 compared to the prior year was primarily due to a decrease in tax benefits relating to stock-based compensation. The increase in our effective tax rate for the nine months ended March 31, 2023 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeded the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2023, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of March 31, 2023 and June 30, 2022, unrecognized tax benefits and other income tax liabilities were $18.1 billion and $16.3 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

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

As of March 31, 2023, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

PART I

Item 1

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2022, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2023	June 30, 2022

Productivity and Business Processes	$20,504	$24,558
Intelligent Cloud	15,552	19,371
More Personal Computing	3,545	4,479

Total	$39,601	$48,408

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2023

Balance, beginning of period	$48,408
Deferral of revenue	78,046
Recognition of unearned revenue	(86,853)

Balance, end of period	$39,601

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $201 billion as of March 31, 2023, of which $196 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 18 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Operating lease cost	$766	$744	$2,112	$1,801

Finance lease cost:
Amortization of right-of-use assets	$348	$289	$994	$779
Interest on lease liabilities	132	109	364	320

Total finance lease cost	$480	$398	$1,358	$1,099

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$690	$726	$1,989	$1,733
Operating cash flows from finance leases	132	109	364	320
Financing cash flows from finance leases	272	233	790	655

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	663	1,421	2,377	4,151
Finance leases	1,044	720	2,253	3,094

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2023	June 30, 2022

Operating Leases

Operating lease right-of-use assets	$13,879	$13,148

Other current liabilities	$2,327	$2,228
Operating lease liabilities	12,312	11,489

Total operating lease liabilities	$14,639	$13,717

Finance Leases

Property and equipment, at cost	$19,652	$17,388
Accumulated depreciation	(4,287)	(3,285)

Property and equipment, net	$15,365	$14,103

Other current liabilities	$1,153	$1,060
Other long-term liabilities	15,310	13,842

Total finance lease liabilities	$16,463	$14,902

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	11 years	12 years

Weighted Average Discount Rate

Operating leases	2.7%	2.1%
Finance leases	3.4%	3.1%

The following table outlines maturities of our lease liabilities as of March 31, 2023:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2023 (excluding the nine months ended March 31, 2023)	$683	$413
2024	2,625	1,706
2025	2,334	2,025
2026	1,964	1,710
2027	1,646	1,720
Thereafter	7,175	12,395

Total lease payments	16,427	19,969
Less imputed interest	(1,788)	(3,506)

Total	$14,639	$16,463

PART I

Item 1

As of March 31, 2023, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $5.0 billion and $21.9 billion, respectively. These operating and finance leases will commence between fiscal year 2023 and fiscal year 2030 with lease terms of 1 year to 18 years.

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

As of March 31, 2023, we accrued aggregate legal liabilities of $177 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020 and was completed in November 2021.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of March 31, 2023, $26.9 billion remained of this $60.0 billion share repurchase program.

PART I

Item 1

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2023		2022

First Quarter	17	$4,600	21	$6,200
Second Quarter	20	4,600	20	6,233
Third Quarter	18	4,600	26	7,800

Total	55	$13,800	67	$20,233

All repurchases were made using cash resources. Shares repurchased during fiscal year 2023 and the third quarter of fiscal year 2022 were under the share repurchase program approved on September 14, 2021. Shares repurchased during the second quarter of fiscal year 2022 were under the share repurchase programs approved on both September 14, 2021 and September 18, 2019. Shares repurchased during the first quarter of fiscal year 2022 were under the share repurchase program approved on September 18, 2019. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $909 million and $2.7 billion for the three and nine months ended March 31, 2023, respectively, and $1.0 billion and $3.7 billion for the three and nine months ended March 31, 2022, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2023				(In millions)

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,066
November 29, 2022	February 16, 2023	March 9, 2023	0.68	5,059
March 14, 2023	May 18, 2023	June 8, 2023	0.68	5,057

Total			$2.04	$15,182

Fiscal Year 2022

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,652
December 7, 2021	February 17, 2022	March 10, 2022	0.62	4,645
March 14, 2022	May 19, 2022	June 9, 2022	0.62	4,632

Total			$1.86	$13,929

The dividend declared on March 14, 2023 was included in other current liabilities as of March 31, 2023.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Derivatives

Balance, beginning of period	$(38)	$(17)	$(13)	$(19)
Unrealized gains (losses), net of tax of $1, $(1), $3, and $(7)	5	(6)	14	(27)

Reclassification adjustments for (gains) losses included in other income (expense), net	(18)	15	(62)	44
Tax expense (benefit) included in provision for income taxes	4	(3)	14	(9)

Amounts reclassified from accumulated other comprehensive loss	(14)	12	(48)	35

Net change related to derivatives, net of tax of $(3), $2, $(11), and $2	(9)	6	(34)	8

Balance, end of period	$(47)	$(11)	$(47)	$(11)

Investments

Balance, beginning of period	$(3,687)	$2,057	$(2,138)	$3,222
Unrealized gains (losses), net of tax of $194, $(769), $(225), and $(1,076)	732	(2,894)	(851)	(4,051)

Reclassification adjustments for losses included in other income (expense), net	26	15	68	5
Tax benefit included in provision for income taxes	(5)	(3)	(13)	(1)

Amounts reclassified from accumulated other comprehensive loss	21	12	55	4

Net change related to investments, net of tax of $199, $(766), $(212), and $(1,075)	753	(2,882)	(796)	(4,047)

Balance, end of period	$(2,934)	$(825)	$(2,934)	$(825)

Translation Adjustments and Other

Balance, beginning of period	$(2,732)	$(1,603)	$(2,527)	$(1,381)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	69	(37)	(136)	(259)

Balance, end of period	$(2,663)	$(1,640)	$(2,663)	$(1,640)

Accumulated other comprehensive loss, end of period	$(5,644)	$(2,476)	$(5,644)	$(2,476)

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
•
Search and news advertising, comprising Bing (including Chat), Microsoft News, Microsoft Edge, and third-party affiliates.

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

In addition, certain costs are incurred at a corporate level and allocated to our segments. These allocated costs generally include legal, including settlements and fines, information technology, human resources, finance, excise taxes, field selling, shared facilities services, customer service and support, and severance incurred as part of a corporate program. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated and is generally based on relative gross margin or relative headcount.

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Revenue

Productivity and Business Processes	$17,516	$15,789	$50,983	$46,764
Intelligent Cloud	22,081	18,987	63,914	54,161
More Personal Computing	13,260	14,584	40,829	45,480

Total	$52,857	$49,360	$155,726	$146,405

Operating Income

Productivity and Business Processes	$8,639	$7,185	$25,137	$22,454
Intelligent Cloud	9,476	8,391	27,358	24,395
More Personal Computing	4,237	4,788	11,774	16,000

Total	$22,352	$20,364	$64,269	$62,849

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2023 or 2022. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

United States (a)	$26,007	$24,771	$78,850	$74,064
Other countries	26,850	24,589	76,876	72,341

Total	$52,857	$49,360	$155,726	$146,405

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,			Nine Months Ended March 31,

	2023	2022	2023	2022

Server products and cloud services	$20,025	$17,046	$58,007	$48,498
Office products and cloud services	12,438	11,164	35,823	33,223
Windows	5,328	6,069	15,449	18,337
Gaming	3,607	3,740	11,975	12,775
LinkedIn	3,697	3,437	11,236	10,104
Search and news advertising	3,045	2,945	9,196	8,665
Enterprise Services	2,007	1,891	5,745	5,505
Devices	1,282	1,835	4,160	5,606
Other	1,428	1,233	4,135	3,692

Total	$52,857	$49,360	$155,726	$146,405

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $28.5 billion and $81.3 billion for the three and nine months ended March 31, 2023, respectively, and $23.4 billion and $66.3 billion for the three and nine months ended March 31, 2022, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, and LinkedIn in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of March 31, 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 25, 2023

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

Highlights from the third quarter of fiscal year 2023 compared with the third quarter of fiscal year 2022 included:

•
Microsoft Cloud revenue increased 22% to $28.5 billion.
•
Office Commercial products and cloud services revenue increased 13% driven by Office 365 Commercial growth of 14%.
•
Office Consumer products and cloud services revenue increased 1% and Microsoft 365 Consumer subscribers increased to 65.4 million.
•
LinkedIn revenue increased 8%.
•
Dynamics products and cloud services revenue increased 17% driven by Dynamics 365 growth of 25%.
•
Server products and cloud services revenue increased 17% driven by Azure and other cloud services growth of 27%.
•
Windows original equipment manufacturer licensing (“Windows OEM”) revenue decreased 28%.
•
Devices revenue decreased 30%.
•
Windows Commercial products and cloud services revenue increased 14%.
•
Xbox content and services revenue increased 3%.
•
Search and news advertising revenue excluding traffic acquisition costs increased 10%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations for the three and nine months ended March 31, 2023.

On January 18, 2023, we announced decisions we made to align our cost structure with our revenue and customer demand, prioritize our investments in strategic areas, and consolidate office space. As a result, we recorded a $1.2 billion charge in the second quarter of fiscal year 2023 (“Q2 charge”), which included employee severance expenses of $800 million, impairment charges resulting from changes to our hardware portfolio, and costs related to lease consolidation activities. First, we reduced our overall workforce by approximately 10,000 jobs through the third quarter of fiscal year 2023, which represents less than 5% of our total employee base. While we eliminated roles in some areas, we will continue to hire in key strategic areas. Second, we are allocating both our capital and talent to areas of secular growth and long-term competitiveness, while divesting in other areas. Third, we are consolidating our leases to create higher density across our workspaces, which will also impact our financial results through the remainder of fiscal year 2023, and we may make similar decisions in future periods as we continue to evaluate our real estate needs.

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

PART I

Item 2

Change in Accounting Estimate

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for the three months ended March 31, 2023 was an increase in operating income of $885 million and net income of $720 million, or $0.10 per both basic and diluted share. The effect of this change for the nine months ended March 31, 2023 was an increase in operating income of $2.9 billion and net income of $2.3 billion, or $0.32 and $0.31 per basic and diluted share, respectively. It is estimated this change will increase our fiscal year 2023 annual operating income by $3.7 billion.

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2023	2022		2023	2022

Revenue	$52,857	$49,360	7%	$155,726	$146,405	6%
Gross margin	36,729	33,745	9%	106,658	100,184	6%
Operating income	22,352	20,364	10%	64,269	62,849	2%
Net income	18,299	16,728	9%	52,280	55,998	(7)%
Diluted earnings per share	2.45	2.22	10%	6.99	7.41	(6)%

Adjusted gross margin (non-GAAP)	36,729	33,745	9%	106,810	100,184	7%
Adjusted operating income (non-GAAP)	22,352	20,364	10%	65,440	62,849	4%
Adjusted net income (non-GAAP)	18,299	16,728	9%	53,226	52,707	1%
Adjusted diluted earnings per share (non-GAAP)	2.45	2.22	10%	7.12	6.98	2%

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

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Revenue increased $3.5 billion or 7% driven by growth in Intelligent Cloud and Productivity and Business Processes, offset in part by a decline in More Personal Computing. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial. More Personal Computing revenue decreased driven by Windows and Devices.

Cost of revenue increased $513 million or 3% driven by growth in Microsoft Cloud, offset in part by a reduction in depreciation expense due to the change in accounting estimate for the useful lives of our server and network equipment.

Gross margin increased $3.0 billion or 9% driven by growth in Intelligent Cloud and Productivity and Business Processes and the change in accounting estimate, offset in part by a decline in More Personal Computing.

•
Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage decreased slightly driven by reductions in Intelligent Cloud, offset in part by sales mix shift.
•
Microsoft Cloud gross margin percentage increased 2 points to 72%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage decreased slightly driven by reductions in Azure and other cloud services.

Operating expenses increased $996 million or 7% driven by 2 points of growth from the Nuance and Xandr acquisitions and investments in cloud engineering and LinkedIn.

Key changes in operating expenses were:

•
Research and development expenses increased $678 million or 11% driven by investments in cloud engineering and LinkedIn.
•
Sales and marketing expenses increased $155 million or 3% driven by 3 points of growth from the Nuance and Xandr acquisitions and investments in commercial sales, offset in part by declines in Windows and Devices advertising.

PART I

Item 2

•
General and administrative expenses increased $163 million or 11% driven by acquisition-related expenses and investments in corporate functions. General and administrative included a favorable foreign currency impact of 2%.

Operating income increased $2.0 billion or 10% driven by growth in Productivity and Business Processes and Intelligent Cloud and the change in accounting estimate, offset in part by a decline in More Personal Computing.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 4%, and 5%, respectively. Cost of revenue and operating expenses both included a favorable foreign currency impact of 2%.

Nine Months Ended March 31, 2023 Compared with Nine Months Ended March 31, 2022

Revenue increased $9.3 billion or 6% driven by growth in Intelligent Cloud and Productivity and Business Processes, offset in part by a decline in More Personal Computing. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue decreased driven by Windows and Devices.

Cost of revenue increased $2.8 billion or 6% driven by growth in Microsoft Cloud, offset in part by the change in accounting estimate.

Gross margin increased $6.5 billion or 6% driven by growth in Intelligent Cloud and Productivity and Business Processes and the change in accounting estimate, offset in part by a decline in More Personal Computing.

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

Operating expenses increased $5.1 billion or 14% driven by investments in cloud engineering, 3 points of growth from the Nuance and Xandr acquisitions, employee severance expenses, LinkedIn, and commercial sales.

Key changes in operating expenses were:

•
Research and development expenses increased $2.8 billion or 16% driven by investments in cloud engineering and LinkedIn.
•
Sales and marketing expenses increased $1.0 billion or 7% driven by 4 points of growth from the Nuance and Xandr acquisitions and investments in commercial sales. Sales and marketing included a favorable foreign currency impact of 3%.
•
General and administrative expenses increased $1.2 billion or 30% driven by employee severance expenses. General and administrative included a favorable foreign currency impact of 2%.

Operating income increased $1.4 billion or 2% driven by growth in Productivity and Business Processes and Intelligent Cloud and the change in accounting estimate, offset in part by a decline in More Personal Computing.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 5%, 6%, and 8%, respectively. Cost of revenue and operating expenses both included a favorable foreign currency impact of 2%.

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

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2023	2022		2023	2022

Revenue

Productivity and Business Processes	$17,516	$15,789	11%	$50,983	$46,764	9%
Intelligent Cloud	22,081	18,987	16%	63,914	54,161	18%
More Personal Computing	13,260	14,584	(9)%	40,829	45,480	(10)%

Total	$52,857	$49,360	7%	$155,726	$146,405	6%

Operating Income

Productivity and Business Processes	$8,639	$7,185	20%	$25,137	$22,454	12%
Intelligent Cloud	9,476	8,391	13%	27,358	24,395	12%
More Personal Computing	4,237	4,788	(12)%	11,774	16,000	(26)%

Total	$22,352	$20,364	10%	$64,269	$62,849	2%

Reportable Segments

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Productivity and Business Processes

Revenue increased $1.7 billion or 11%.

•
Office Commercial products and cloud services revenue increased $1.3 billion or 13%. Office 365 Commercial revenue grew 14% with seat growth of 11%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 1% driven by continued customer shift to cloud offerings, offset in part by transactional strength in Japan.
•
Office Consumer products and cloud services revenue increased $20 million or 1%. Microsoft 365 Consumer subscribers grew 12% to 65.4 million.
•
LinkedIn revenue increased $260 million or 8% driven by Talent Solutions.
•
Dynamics products and cloud services revenue increased 17% driven by Dynamics 365 growth of 25%.

Operating income increased $1.5 billion or 20%.

•
Gross margin increased $1.7 billion or 14% driven by growth in Office 365 Commercial. Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly driven by improvements in Office 365 Commercial, offset in part by sales mix shift to cloud offerings.
•
Operating expenses increased $213 million or 4% driven by investments in LinkedIn.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 4%, 4%, and 7%, respectively.

Intelligent Cloud

Revenue increased $3.1 billion or 16%.

•
Server products and cloud services revenue increased $3.0 billion or 17% driven by Azure and other cloud services. Azure and other cloud services revenue grew 27% driven by growth in our consumption-based services. Server products revenue decreased 2%.
•
Enterprise Services revenue increased $116 million or 6% driven by growth in Enterprise Support Services, offset in part by a decline in Microsoft Consulting Services.

PART I

Item 2

Operating income increased $1.1 billion or 13%.

•
Gross margin increased $2.0 billion or 15% driven by growth in Azure and other cloud services and the change in accounting estimate. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 3 points driven by sales mix shift to Azure and other cloud services and reductions in Azure and other cloud services.
•
Operating expenses increased $937 million or 19% driven by investments in Azure and 3 points of growth from the Nuance acquisition.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 3%, and 4%, respectively.

More Personal Computing

Revenue decreased $1.3 billion or 9%.

•
Windows revenue decreased $741 million or 12% driven by a decrease in Windows OEM, offset in part by growth in Windows Commercial. Windows OEM revenue decreased 28% as elevated channel inventory levels continued to drive additional weakness beyond declining PC demand. Windows Commercial products and cloud services revenue increased 14% driven by strong renewal execution and an increase in agreements that carry higher in-period revenue recognition.
•
Devices revenue decreased $553 million or 30% as elevated channel inventory levels continued to drive additional weakness beyond declining PC demand.
•
Gaming revenue decreased $133 million or 4% driven by a decline in Xbox hardware. Xbox hardware revenue decreased 30% on a strong prior year comparable, driven by lower volume of consoles sold. Xbox content and services revenue increased 3% driven by growth in Xbox Game Pass.
•
Search and news advertising revenue increased $100 million or 3%. Search and news advertising revenue excluding traffic acquisition costs increased 10% driven by higher search volume and the Xandr acquisition.

Operating income decreased $551 million or 12%.

•
Gross margin decreased $705 million or 9% driven by a decline in Windows. Gross margin percentage increased slightly.
•
Operating expenses decreased $154 million or 5% driven by a decline in Devices, offset in part by 3 points of growth from the Xandr acquisition.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 4%, and 5%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

Nine Months Ended March 31, 2023 Compared with Nine Months Ended March 31, 2022

Productivity and Business Processes

Revenue increased $4.2 billion or 9%.

•
Office Commercial products and cloud services revenue increased $2.5 billion or 9%. Office 365 Commercial revenue grew 12% with seat growth of 11%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 22% driven by continued customer shift to cloud offerings.
•
Office Consumer products and cloud services revenue increased $86 million or 2% with continued growth in Microsoft 365 Consumer subscription revenue.
•
LinkedIn revenue increased $1.1 billion or 11% driven by Talent Solutions.
•
Dynamics products and cloud services revenue increased 15% driven by Dynamics 365 growth of 23%.

PART I

Item 2

Operating income increased $2.7 billion or 12%.

•
Gross margin increased $4.0 billion or 11% driven by growth in Office 365 Commercial and LinkedIn, as well as the change in accounting estimate. Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage was relatively unchanged driven by sales mix shift to cloud offerings, offset in part by improvements in Office 365 Commercial.
•
Operating expenses increased $1.3 billion or 9% driven by investments in LinkedIn and cloud engineering, as well as employee severance expenses.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 5%, 6%, and 9%, respectively. Operating expenses included a favorable foreign currency impact of 3%.

Intelligent Cloud

Revenue increased $9.8 billion or 18%.

•
Server products and cloud services revenue increased $9.5 billion or 20% driven by Azure and other cloud services. Azure and other cloud services revenue grew 31% driven by growth in our consumption-based services. Server products revenue decreased 1%.
•
Enterprise Services revenue increased $240 million or 4% driven by growth in Enterprise Support Services, offset in part by a decline in Microsoft Consulting Services.

Operating income increased $3.0 billion or 12%.

•
Gross margin increased $6.6 billion or 17% driven by growth in Azure and other cloud services and the change in accounting estimate. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 3 points driven by sales mix shift to Azure and other cloud services and higher energy costs.
•
Operating expenses increased $3.6 billion or 26% driven by investments in Azure, 6 points of growth from the Nuance acquisition, and employee severance expenses.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 5%, 5%, and 7%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

More Personal Computing

Revenue decreased $4.7 billion 10%.

•
Windows revenue decreased $2.9 billion or 16% driven by a decrease in Windows OEM. Windows OEM revenue decreased 28% as elevated channel inventory levels continued to drive additional weakness beyond declining PC demand. Windows Commercial products and cloud services revenue increased 6% driven by demand for Microsoft 365 with an increase in agreements that carry higher in-period revenue recognition.
•
Devices revenue decreased $1.4 billion or 26% as elevated channel inventory levels continued to drive additional weakness beyond declining PC demand.
•
Gaming revenue decreased $800 million or 6% driven by declines in Xbox content and services and Xbox hardware. Xbox content and services revenue decreased 5% driven by a decline in first-party content, offset in part by growth in Xbox Game Pass. Xbox hardware revenue decreased 11% driven by lower volume and price of consoles sold.
•
Search and news advertising revenue increased $531 million or 6%. Search and news advertising revenue excluding traffic acquisition costs increased 12% driven by higher search volume and the Xandr acquisition.

Operating income decreased $4.2 billion or 26%.

•
Gross margin decreased $4.1 billion or 16% driven by declines in Windows, Devices, and Gaming. Gross margin percentage decreased primarily driven by reductions in Devices.
•
Operating expenses increased $115 million or 1% driven by 3 points of growth from the Xandr acquisition and employee severance expenses, offset in part by a decline in Devices.

PART I

Item 2

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 4%, and 6%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2023	2022		2023	2022

Research and development	$6,984	$6,306	11%	$20,456	$17,663	16%
As a percent of revenue	13%	13%	0ppt	13%	12%	1ppt

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

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Research and development expenses increased $678 million or 11% driven by investments in cloud engineering and LinkedIn.

Nine Months Ended March 31, 2023 Compared with Nine Months Ended March 31, 2022

Research and development expenses increased $2.8 billion or 16% driven by investments in cloud engineering and LinkedIn.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2023	2022		2023	2022

Sales and marketing	$5,750	$5,595	3%	$16,555	$15,521	7%
As a percent of revenue	11%	11%	0ppt	11%	11%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Sales and marketing expenses increased $155 million or 3% driven by 3 points of growth from the Nuance and Xandr acquisitions and investments in commercial sales, offset in part by declines in Windows and Devices advertising.

Nine Months Ended March 31, 2023 Compared with Nine Months Ended March 31, 2022

Sales and marketing expenses increased $1.0 billion or 7% driven by 4 points of growth from the Nuance and Xandr acquisitions and investments in commercial sales. Sales and marketing included a favorable foreign currency impact of 3%.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2023	2022		2023	2022

General and administrative	$1,643	$1,480	11%	$5,378	$4,151	30%
As a percent of revenue	3%	3%	0ppt	3%	3%	0ppt

PART I

Item 2

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

General and administrative expenses increased $163 million or 11% driven by acquisition-related expenses and investments in corporate functions. General and administrative included a favorable foreign currency impact of 2%.

Nine Months Ended March 31, 2023 Compared with Nine Months Ended March 31, 2022

General and administrative expenses increased $1.2 billion or 30% driven by employee severance expenses. General and administrative included a favorable foreign currency impact of 2%.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022

Interest and dividends income	$748	$519	$2,089	$1,542
Interest expense	(496)	(503)	(1,486)	(1,567)
Net recognized gains (losses) on investments	105	(76)	103	595
Net losses on derivatives	(65)	(29)	(255)	(29)
Net gains (losses) on foreign currency remeasurements	122	(74)	26	(152)
Other, net	(93)	(11)	(162)	(9)

Total	$321	$(174)	$315	$380

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Interest and dividends income increased due to higher yields, offset in part by lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments increased due to gains on equity securities in the current period compared to losses in the prior period.

Nine Months Ended March 31, 2023 Compared with Nine Months Ended March 31, 2022

Interest and dividends income increased due to higher yields, offset in part by lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments decreased due to lower gains on equity securities and higher losses on fixed income securities in the current period. Net losses on derivatives increased due to losses related to managing strategic investments.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 17% for the three months ended March 31, 2023 and 2022, respectively, and 19% and 11% for the nine months ended March 31, 2023 and 2022, respectively. The increase in our effective tax rate for the three months ended March 31, 2023 compared to the prior year was primarily due to a decrease in tax benefits relating to stock-based compensation. The increase in our effective tax rate for the nine months ended March 31, 2023 compared to the prior year was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

In the first quarter of fiscal year 2022, we transferred certain intangible properties from our Puerto Rico subsidiary to the U.S. The transfer of intangible properties resulted in a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022, as the value of future U.S. tax deductions exceeded the current tax liability from the U.S. global intangible low-taxed income tax.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2023, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

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

As of March 31, 2023, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2023	2022		2023	2022

Gross margin	$36,729	$33,745	9%	$106,658	$100,184	6%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	152	0	*

Adjusted gross margin (non-GAAP)	$36,729	$33,745	9%	$106,810	$100,184	7%

Operating income	$22,352	$20,364	10%	$64,269	$62,849	2%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	1,171	0	*

Adjusted operating income (non-GAAP)	$22,352	$20,364	10%	$65,440	$62,849	4%

Net income	$18,299	$16,728	9%	$52,280	$55,998	(7)%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	946	0	*
Net income tax benefit related to transfer of intangible properties	0	0	*	0	(3,291)	*

Adjusted net income (non-GAAP)	$18,299	$16,728	9%	$53,226	$52,707	1%

Diluted earnings per share	$2.45	$2.22	10%	$6.99	$7.41	(6)%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	0.13	0	*
Net income tax benefit related to transfer of intangible properties	0	0	*	0	(0.43)	*

Adjusted diluted earnings per share (non-GAAP)	$2.45	$2.22	10%	$7.12	$6.98	2%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $104.4 billion and $104.8 billion as of March 31, 2023 and June 30, 2022, respectively. Equity investments were $9.4 billion and $6.9 billion as of March 31, 2023 and June 30, 2022, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations decreased $5.6 billion to $58.8 billion for the nine months ended March 31, 2023, mainly due to an increase in cash paid to employees and suppliers and cash used to pay income taxes, offset in part by an increase in cash received from customers. Cash used in financing decreased $13.1 billion to $32.5 billion for the nine months ended March 31, 2023, mainly due to a $7.4 billion decrease in common stock repurchases and a $7.3 billion decrease in repayments of debt, offset in part by a $1.2 billion increase in dividends paid. Cash used in investing decreased $7.0 billion to $13.5 billion for the nine months ended March 31, 2023, due to a $19.4 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, offset in part by a $9.1 billion decrease in cash from net investment purchases, sales, and maturities, a $2.1 billion increase in additions to property and equipment, and a $1.2 billion increase in other investing to facilitate the purchase of components.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of March 31, 2023:

(In millions)

Three Months Ending

June 30, 2023	$17,505
September 30, 2023	9,695
December 31, 2023	7,025
March 31, 2024	2,678
Thereafter	2,698

Total	$39,601

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

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $7.7 billion, which included $1.5 billion during the nine months ended March 31, 2023. The remaining transition tax of $10.5 billion is payable over the next three years, with $2.7 billion payable within 12 months.

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

Share Repurchases

For the nine months ended March 31, 2023 and 2022, we repurchased 55 million shares and 67 million shares of our common stock for $13.8 billion and $20.2 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. As of March 31, 2023, $26.9 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the nine months ended March 31, 2023 and 2022, our Board of Directors declared quarterly dividends of $0.68 per share and $0.62 per share, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as continue making acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years to support growth in our cloud offerings and our investments in artificial intelligence infrastructure. We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2023	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(7,353)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(29)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(2,001)	Fair Value
Credit	100 basis point increase in credit spreads	(391)	Fair Value
Equity	10% decrease in equity market prices	(723)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in March 2021 we completed our acquisition of ZeniMax Media Inc. for $8.1 billion, and in March 2022 we completed our acquisition of Nuance Communications, Inc. for $18.8 billion. In January 2022 we announced a definitive agreement to acquire Activision Blizzard, Inc. for $68.7 billion. In January 2023 we announced the third phase of our OpenAI strategic partnership. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, and cybersecurity. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. These events could adversely affect our consolidated financial statements.

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

Issues in the development and use of AI may result in reputational harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

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

Our investment in gaining insights from data is becoming central to the value of the services, including AI services, we deliver to customers, to operational efficiency and key opportunities in monetization, and to customer perceptions of quality. Our ability to use data in this way may be constrained by regulatory developments that impede realizing the expected return from this investment. Ongoing legal analyses, reviews, and inquiries by regulators of Microsoft practices, or relevant practices of other organizations, may result in burdensome or inconsistent requirements, including data sovereignty and localization requirements, affecting the location, movement, collection, and use of our customer and internal employee data as well as the management of that data. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity, as well as negative publicity and diversion of management time and effort.

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases such as Windows, AI services, significant business transactions, warranty or product claims, employment practices, and regulation. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the third quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

January 1, 2023 – January 31, 2023	6,499,500	$236.28	6,499,500	$29,974
February 1, 2023 – February 28, 2023	5,485,798	259.49	5,485,798	28,550
March 1, 2023 – March 31, 2023	6,196,372	264.80	6,196,372	26,909

	18,181,670		18,181,670

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

March 14, 2023	May 18, 2023	June 8, 2023	$0.68	$5,057

We returned $9.7 billion to shareholders in the form of share repurchases and dividends in the third quarter of fiscal year 2023. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

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

April 25, 2023