Form 10-K
period 2023-06-30
MICROSOFT CORP
filed 2023-07-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.8 trillion based on the closing sale price as reported on the NASDAQ National Market System. As of July 24, 2023, there were 7,429,763,722 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 7, 2023 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2023

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

PART I

Item 1

PART I

ITEM 1. BUSINESS

GENERAL

Embracing Our Future

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. We are creating the platforms and tools, powered by artificial intelligence (“AI”), that deliver better, faster, and more effective solutions to support small and large business competitiveness, improve educational and health outcomes, grow public-sector efficiency, and empower human ingenuity. From infrastructure and data, to business applications and collaboration, we provide unique, differentiated value to customers.

In a world of increasing economic complexity, AI has the power to revolutionize many types of work. Microsoft is now innovating and expanding our portfolio with AI capabilities to help people and organizations overcome today’s challenges and emerge stronger. Customers are looking to unlock value from their digital spend and innovate for this next generation of AI, while simplifying security and management. Those leveraging the Microsoft Cloud are best positioned to take advantage of technological advancements and drive innovation. Our investment in AI spans the entire company, from Microsoft Teams and Outlook, to Bing and Xbox, and we are infusing generative AI capability into our consumer and commercial offerings to deliver copilot capability for all services across the Microsoft Cloud.

We’re committed to making the promise of AI real – and doing it responsibly. Our work is guided by a core set of principles: fairness, reliability and safety, privacy and security, inclusiveness, transparency, and accountability.

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

Reinvent Productivity and Business Processes

At Microsoft, we provide technology and resources to help our customers create a secure, productive work environment. Our family of products plays a key role in the ways the world works, learns, and connects.

PART I

Item 1

Our growth depends on securely delivering continuous innovation and advancing our leading productivity and collaboration tools and services, including Office 365, Dynamics 365, and LinkedIn. Microsoft 365 brings together Office 365, Windows, and Enterprise Mobility + Security to help organizations empower their employees with AI-backed tools that unlock creativity, increase collaboration, and fuel innovation, all the while enabling compliance coverage and data protection. Microsoft Teams is a comprehensive platform for work, with meetings, calls, chat, collaboration, and business process automation. Microsoft Viva is an employee experience platform that brings together communications, knowledge, learning, resources, and insights. Microsoft 365 Copilot combines next-generation AI with business data in the Microsoft Graph and Microsoft 365 applications.

Together with the Microsoft Cloud, Dynamics 365, Microsoft Teams, and our AI offerings bring a new era of collaborative applications that optimize business functions, processes, and applications to better serve customers and employees while creating more business value. Microsoft Power Platform is helping domain experts drive productivity gains with low-code/no-code tools, robotic process automation, virtual agents, and business intelligence. In a dynamic labor market, LinkedIn is helping professionals use the platform to connect, learn, grow, and get hired.

Build the Intelligent Cloud and Intelligent Edge Platform

As digital transformation and adoption of AI accelerates and revolutionizes more business workstreams, organizations in every sector across the globe can address challenges that will have a fundamental impact on their success. For enterprises, digital technology empowers employees, optimizes operations, engages customers, and in some cases, changes the very core of products and services. We continue to invest in high performance and sustainable computing to meet the growing demand for fast access to Microsoft services provided by our network of cloud computing infrastructure and datacenters.

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

The Microsoft Cloud provides the best integration across the technology stack while offering openness, improving time to value, reducing costs, and increasing agility. Being a global-scale cloud, Azure uniquely offers hybrid consistency, developer productivity, AI capabilities, and trusted security and compliance. We see more emerging use cases and needs for compute and security at the edge and are accelerating our innovation across the spectrum of intelligent edge devices, from Internet of Things (“IoT”) sensors to gateway devices and edge hardware to build, manage, and secure edge workloads.

Our AI platform, Azure AI, is helping organizations transform, bringing intelligence and insights to the hands of their employees and customers to solve their most pressing challenges. Organizations large and small are deploying Azure AI solutions to achieve more at scale, more easily, with the proper enterprise-level and responsible AI protections.

We have a long-term partnership with OpenAI, a leading AI research and deployment company. We deploy OpenAI’s models across our consumer and enterprise products. As OpenAI’s exclusive cloud provider, Azure powers all of OpenAI's workloads. We have also increased our investments in the development and deployment of specialized supercomputing systems to accelerate OpenAI’s research.

Our hybrid infrastructure offers integrated, end-to-end security, compliance, identity, and management capabilities to support the real-world needs and evolving regulatory requirements of commercial customers and enterprises. Our industry clouds bring together capabilities across the entire Microsoft Cloud, along with industry-specific customizations. Azure Arc simplifies governance and management by delivering a consistent multi-cloud and on-premises management platform.

Nuance, a leader in conversational AI and ambient intelligence across industries including healthcare, financial services, retail, and telecommunications, joined Microsoft in 2022. Microsoft and Nuance enable organizations to accelerate their business goals with security-focused, cloud-based solutions infused with AI.

We are accelerating our development of mixed reality solutions with new Azure services and devices. Microsoft Mesh enables organizations to create custom, immersive experiences for the workplace to help bring remote and hybrid workers and teams together.

PART I

Item 1

The ability to convert data into AI drives our competitive advantage. The Microsoft Intelligent Data Platform is a leading cloud data platform that fully integrates databases, analytics, and governance. The platform empowers organizations to invest more time creating value rather than integrating and managing their data. Microsoft Fabric is an end-to-end, unified analytics platform that brings together all the data and analytics tools that organizations need.

GitHub Copilot is at the forefront of AI-powered software development, giving developers a new tool to write code easier and faster so they can focus on more creative problem-solving. From GitHub to Visual Studio, we provide a developer tool chain for everyone, no matter the technical experience, across all platforms, whether Azure, Windows, or any other cloud or client platform.

Windows also plays a critical role in fueling our cloud business with Windows 365, a desktop operating system that’s also a cloud service. From another internet-connected device, including Android or macOS devices, users can run Windows 365, just like a virtual machine.

Additionally, we are extending our infrastructure beyond the planet, bringing cloud computing to space. Azure Orbital is a fully managed ground station as a service for fast downlinking of data.

Create More Personal Computing

We strive to make computing more personal, enabling users to interact with technology in more intuitive, engaging, and dynamic ways.

Windows 11 offers innovations focused on enhancing productivity, including Windows Copilot with centralized AI assistance and Dev Home to help developers become more productive. Windows 11 security and privacy features include operating system security, application security, and user and identity security.

Through our Search, News, Mapping, and Browser services, Microsoft delivers unique trust, privacy, and safety features. In February 2023, we launched an all new, AI-powered Microsoft Edge browser and Bing search engine with Bing Chat to deliver better search, more complete answers, and the ability to generate content. Microsoft Edge is our fast and secure browser that helps protect users’ data. Quick access to AI-powered tools, apps, and more within Microsoft Edge’s sidebar enhance browsing capabilities.

We are committed to designing and marketing first-party devices to help drive innovation, create new device categories, and stimulate demand in the Windows ecosystem. The Surface family includes Surface Pro, Surface Laptop, and other Surface products.

Microsoft continues to invest in gaming content, community, and cloud services. We have broadened our approach to how we think about gaming end-to-end, from the way games are created and distributed to how they are played, including subscription services like Xbox Game Pass and new devices from third-party manufacturers so players can engage across PC, console, and mobile. In January 2022, we announced plans to acquire Activision Blizzard, Inc., a leader in game development and an interactive entertainment content publisher.

Our Future Opportunity

We are focused on helping customers use the breadth and depth of the Microsoft Cloud to get the most value out of their digital spend while leading the new AI wave across our solution areas. We continue to develop complete, intelligent solutions for our customers that empower people to be productive and collaborate, while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long term, which we expect will translate to sustained growth. We are investing significant resources in:

•
Transforming the workplace to deliver new modern, modular business applications, drive deeper insights, and improve how people communicate, collaborate, learn, work, and interact with one another.
•
Building and running cloud-based services in ways that utilize ubiquitous computing to unleash new experiences and opportunities for businesses and individuals.
•
Applying AI and ambient intelligence to drive insights, revolutionize many types of work, and provide substantive productivity gains using natural methods of communication.

PART I

Item 1

•
Tackling security from all angles with our integrated, end-to-end solutions spanning security, compliance, identity, and management, across all clouds and platforms.
•
Inventing new gaming experiences that bring people together around their shared love for games on any devices and pushing the boundaries of innovation with console and PC gaming.
•
Using Windows to fuel our cloud business, grow our share of the PC market, and drive increased engagement with our services like Microsoft 365 Consumer, Microsoft Teams, Microsoft Edge, Bing, Xbox Game Pass, and more.

Our future growth depends on our ability to transcend current product category definitions, business models, and sales motions.

Corporate Social Responsibility

Commitment to Sustainability

Microsoft’s approach to addressing climate change starts with the sustainability of our own business. In 2020, we committed to being a carbon negative, water positive, and zero waste company by 2030.

In May 2023, we released our Environmental Sustainability Report which looked back at our progress during fiscal year 2022. We continued to make progress on our goals, with our overall emissions declining by 0.5 percent. While our Scope 1 and Scope 2 emissions continued to decline, Scope 3 emissions increased by 0.5 percent. Scope 3 represented 96 percent of our total emissions, resulting primarily from the operations of our suppliers and the use of our products across our customers.

A few examples of our continued progress include:

•
Signed new power purchase agreements, bringing our total portfolio of carbon-free energy to over 13.5 gigawatts.
•
Contracted for water replenishment projects that are estimated to provide more than 15.6 million cubic meters in volumetric water benefit over the lifetime of these projects.
•
Diverted 12,159 metric tons of solid waste from landfills and incinerators across our direct operational footprint.
•
Protected 12,270 acres of land in Belize – more than the 11,206 acres of land that we use around the world.

Microsoft has a role to play in developing and advancing new climate solutions, but we recognize that no solution can be offered by any single company, organization, or government. Our approach helps to support the sustainability needs of our customers and the global community. Our Microsoft Cloud for Sustainability, an environmental sustainability management platform that includes Microsoft Sustainability Manager, enables organizations to record, report, and reduce their Scope 1, 2, and 3 emissions. These digital tools can interoperate with business systems and unify data intelligence for organizations.

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
•
Engaging our ecosystem: using our balance sheet and relationships with suppliers and partners to foster societal change and create new opportunities.
•
Increasing representation and strengthening inclusion: building on our momentum by adding a $150 million investment to strengthen inclusion and double the number of Black, African American, Hispanic, and Latinx leaders in the United States by 2025.

PART I

Item 1

In fiscal year 2023, we collaborated with partners and worked within neighborhoods and communities to launch and scale a number of projects and programs, including:

•
Working with 103 unique organizations in 165 cities and counties on our Justice Reform Initiative to empower communities and advance racial equity and fairness in the justice system.
•
Increasing access to affordable broadband, devices, and digital literacy training across 14 geographies, including 11 cities and three states in the Black Rural south.
•
Growing our Nonprofit Tech Acceleration for Black and African American Communities program, which uses data, technology, and partnerships to help more than 2,000 local organizations to modernize and streamline operations.
•
Expanding our Technology Education and Learning Support (“TEALS”) program to reach nearly 400 high schools in 21 communities to increase computer science opportunities for Black and African American students.

We exceeded our 2020 goal to double the percentage of our transaction volumes with Black- and African American-owned financial institutions by 2023. We are also increasing investment activity with Black- and African American-owned asset managers, which now represent 45 percent of our external manager group, enabling increased funds into local communities. We also met our goal of creating a $100 million program focused on mission-driven banks. We enriched our supplier pipeline, achieving our goal to spend $500 million with double the number of Black- and African American-owned suppliers. We also increased the number of identified partners in the Black Partner Growth Initiative by more than 250 percent, surpassing our initial goal.

We have made meaningful progress on representation and inclusion at Microsoft. As of June 2023, we are 93 percent of the way to our 2025 commitment to double the number of Black and African American people managers in the U.S. (below director level), and 107 percent of the way for Black and African American directors (people managers and individual contributors). We are 28 percent of the way for Hispanic and Latinx people managers (below director level) and 74 percent of the way for Hispanic and Latinx directors.

Investing in Digital Skills

After helping over 80 million jobseekers around the world access digital skilling resources, we introduced a new Skills for Jobs initiative to support a more skills-based labor market, with greater flexibility and accessible learning paths to develop the right skills needed for the most in-demand jobs. Our Skills for Jobs initiative brings together learning resources, certification opportunities, and job-seeker tools from LinkedIn, GitHub, and Microsoft Learn, and is built on data insights drawn from LinkedIn’s Economic Graph.

We also launched a national campaign to help skill and recruit 250,000 people into the cybersecurity workforce by 2025, representing half of the country’s workforce shortage. To that end, we are making curriculum available free of charge to all of the nation’s higher education institutions, providing training for new and existing faculty, and providing scholarships and supplemental resources to 25,000 students. We have expanded the cyber skills initiative to 27 additional countries that show elevated cyberthreat risks coupled with significant gaps in their cybersecurity workforces, partnering with nonprofits and other educational institutions to train the next generation of cybersecurity workers.

Generative AI is creating unparalleled opportunities to empower workers globally, but only if everyone has the skills to use it. To address this, in June 2023 we launched a new AI Skills Initiative to help everyone learn how to harness the power of AI. This includes a new LinkedIn learning pathway offering new coursework on learning the foundations of generative AI. We also launched a new global grant challenge to uncover new ways of training workers on generative AI and are providing greater access to digital learning events and resources for everyone to improve their AI fluency.

HUMAN CAPITAL RESOURCES

Overview

Microsoft aims to recruit, develop, and retain world-changing talent from a diversity of backgrounds. To foster their and our success, we seek to create an environment where people can thrive and do their best work. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding, and inclusive work environment that enables our global employees to create products and services that further our mission.

PART I

Item 1

As of June 30, 2023, we employed approximately 221,000 people on a full-time basis, 120,000 in the U.S. and 101,000 internationally. Of the total employed people, 89,000 were in operations, including manufacturing, distribution, product support, and consulting services; 72,000 were in product research and development; 45,000 were in sales and marketing; and 15,000 were in general and administration. Certain employees are subject to collective bargaining agreements.

Our Culture

Microsoft’s culture is grounded in growth mindset. This means everyone is on a continuous journey to learn and grow, operating as one company instead of multiple siloed businesses.

Our employee listening systems enable us to gather feedback directly from our workforce to inform our programs and employee needs globally. Employees participate in our Employee Signals surveys, which cover a variety of topics such as thriving, inclusion, team culture, wellbeing, and learning and development. We also collect Daily Signals employee survey responses, giving us real-time insights into ways we can support our employees. In addition to Employee Signals and Daily Signals surveys, we gain insights through onboarding, exit surveys, internal Viva Engage channels, employee Q&A sessions, and our internal AskHR Service support.

Diversity and inclusion are core to our business model, and we hold ourselves accountable for driving global systemic change in our workforce and creating an inclusive work environment. We support multiple highly active Employee Resource Groups for women, families, racial and ethnic minorities, military, people with disabilities, and employees who identify as LGBTQIA+, where employees can go for support, networking, and community-building. As described in our 2022 Proxy Statement, annual performance and compensation reviews of our senior leadership team include an evaluation of their contributions to employee culture and diversity. To ensure accountability over time, we publicly disclose our progress on a multitude of workforce metrics including:

•
Detailed breakdowns of gender, racial, and ethnic minority representation in our employee population, with data by job types, levels, and segments of our business.
•
Our EEO-1 report (equal employment opportunity).
•
Disability representation.
•
Pay equity (see details below).

Total Rewards and Pay Equity

We develop dynamic, sustainable, market-driven, and strategic programs with the goal of providing a highly differentiated portfolio to attract, reward, and retain top talent and enable our employees to thrive. These programs reinforce our culture and values such as collaboration and growth mindset. Managers evaluate and recommend rewards based on, for example, how well we leverage the work of others and contribute to the success of our colleagues. We monitor pay equity and career progress across multiple dimensions. Our total compensation opportunity is highly differentiated and is market competitive.

In order to manage our costs in a dynamic, competitive environment, in fiscal year 2023 we announced that base salaries of salaried employees would remain at fiscal year 2022 levels. Pay increases continue to be available for rewards-eligible hourly and equivalent employees. We will continue our practice of investing in stock for all rewards-eligible employees, salaried and hourly, and investing in bonuses for all eligible employees.

PART I

Item 1

Since 2016, we have reported on pay equity as part of our annual Diversity and Inclusion report. In 2022, we reported that all racial and ethnic minority employees in the U.S. combined earn $1.008 for every $1.000 earned by their white counterparts, that women in the U.S. earn $1.007 for every $1.000 earned by their counterparts who are men, and that women outside the U.S. earn $1.002 for every $1.000 earned by their counterparts outside the U.S. who are men. In this year’s report, we again expanded our pay equity data beyond the U.S. to report on 61 additional countries (up from 12 last year), representing 99.8% of our global Microsoft workforce.

In addition, we began reporting on unadjusted median pay in our annual report, comparing total pay amounts for all employees regardless of factors such as job title, level, or tenure. For employees who are eligible for rewards, the analysis showed that total pay for women is 89.6% of total pay for men in the U.S. and 86.2% outside of the U.S., and total pay for racial and ethnic minorities in the U.S. is 89.9% of total pay for white employees. As we continue to increase representation for women and racial and ethnic minorities at more senior levels, and continue to ensure pay equity for all, the gap between the medians will reduce.

Our intended result is a global performance and development approach that fosters our culture, and competitive compensation that ensures equitable pay by role while supporting pay for performance.

Wellbeing and Hybrid Work

Microsoft is committed to supporting our employees’ wellbeing while they are at work and in their personal lives. We have invested significantly in wellbeing, and offer a differentiated benefits package which includes many physical, emotional, and financial wellness programs including counseling through the Microsoft CARES Employee Assistance Program, mental wellbeing support, flexible fitness benefits, disability accommodations, savings and investment tools, adoption assistance, and back-up care for children and elders. Finally, our Occupational Health and Safety program helps ensure employees can stay safe while they are working.

We introduced Hybrid Workplace Flexibility Guidance to better support leaders, managers, and employees in hybrid work scenarios. Our ongoing survey data shows that 93% of employees value the flexibility related to work location, work site, and work hours, and 78% are satisfied with the quality of connection with co-workers. There is no one-size-fits-all approach to flexible work at Microsoft. As a company, we will continue to leverage data and research to inform decision making, balancing the needs of business, team, and individual.

Learning and Development

We offer a range of learning opportunities, including personalized opportunities on our internal and external learning portals, in-classroom learning, required learning on compliance and company culture, on-the-job advancement opportunities, and manager coaching. We also provide customized manager learning, new employee orientation, and tools for operating in a flexible hybrid work environment.

All Microsoft employees globally access our single Viva Learning tool for both required and personal choice learning. This includes courses focused on our core principles and compliance matters, such as Business Conduct, Privacy, Security Foundations, and Harassment Prevention. We also deliver skills training for employees based on their profession and role discipline.

We have over 27,000 people managers, all of whom must complete between 20-33 hours of compulsory training on leadership and management and are assigned additional targeted training on an ongoing basis related to people management, compliance, and culture.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•
Office Commercial (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, Microsoft Viva, and Microsoft 365 Copilot.
•
Office Consumer, including Microsoft 365 Consumer subscriptions, Office licensed on-premises, and other Office services.
•
LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics business solutions, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM (including Customer Insights), Power Apps, and Power Automate; and on-premises ERP and CRM applications.

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

Office Consumer

Office Consumer is designed to increase personal productivity and creativity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set, and continue to expand our product and service offerings into new markets. Office Consumer revenue is mainly affected by the percentage of customers that buy Office with their new devices and the continued shift from Office licensed on-premises to Microsoft 365 Consumer subscriptions. Office Consumer Services revenue is mainly affected by the demand for communication and storage through Skype, Outlook.com, and OneDrive, which is largely driven by subscriptions, advertising, and the sale of minutes.

PART I

Item 1

LinkedIn

LinkedIn connects the world’s professionals to make them more productive and successful and transforms the way companies hire, market, sell, and learn. Our vision is to create economic opportunity for every member of the global workforce through the ongoing development of the world’s first Economic Graph, a digital representation of the global economy. In addition to LinkedIn’s free services, LinkedIn offers monetized solutions: Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions. Talent Solutions provide insights for workforce planning and tools to hire, nurture, and develop talent. Talent Solutions also includes Learning Solutions, which help businesses close critical skills gaps in times where companies are having to do more with existing talent. Marketing Solutions help companies reach, engage, and convert their audiences at scale. Premium Subscriptions enable professionals to manage their professional identity, grow their network, find jobs, and connect with talent through additional services like premium search. Sales Solutions help companies strengthen customer relationships, empower teams with digital selling tools, and acquire new opportunities. LinkedIn has over 950 million members and has offices around the globe. Growth will depend on our ability to increase the number of LinkedIn members and our ability to continue offering services that provide value for our members and increase their engagement. LinkedIn revenue is mainly affected by demand from enterprises and professional organizations for subscriptions to Talent Solutions, Sales Solutions, and Premium Subscriptions offerings, as well as member engagement and the quality of the sponsored content delivered to those members to drive Marketing Solutions.

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

Competition

Competitors to Office include software and global application vendors, such as Apple, Cisco Systems, Meta, Google, Okta, Proofpoint, Slack, Symantec, Zoom, and numerous web-based and mobile application competitors as well as local application developers. Apple distributes versions of its pre-installed application software, such as email and calendar products, through its PCs, tablets, and phones. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Meta offers communication tools to enable productivity and engagement within organizations. Google provides a hosted messaging and productivity suite. Slack provides teamwork and collaboration software. Zoom offers videoconferencing and cloud phone solutions. Okta, Proofpoint, and Symantec provide security solutions across email security, information protection, identity, and governance. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products and services. We compete by providing powerful, flexible, secure, integrated industry-specific, and easy-to-use productivity and collaboration tools and services that create comprehensive solutions and work well with technologies our customers already have both on-premises or in the cloud.

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
•
Enterprise Services, including Enterprise Support Services, Industry Solutions (formerly Microsoft Consulting Services), and Nuance professional services.

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

Azure AI offerings provide a competitive advantage as companies seek ways to optimize and scale their business with machine learning. Azure’s purpose-built, AI-optimized infrastructure allows advanced models, including GPT-4 services designed for developers and data scientists, to do more with less. Customers can integrate large language models and develop the next generation of AI apps and services.

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

Enterprise Services

Enterprise Services, including Enterprise Support Services, Industry Solutions, and Nuance Professional Services, assist customers in developing, deploying, and managing Microsoft server solutions, Microsoft desktop solutions, and Nuance conversational AI and ambient intelligent solutions, along with providing training and certification to developers and IT professionals on various Microsoft products.

Competition

Azure faces diverse competition from companies such as Amazon, Google, IBM, Oracle, VMware, and open source offerings. Azure’s competitive advantage includes enabling a hybrid cloud, allowing deployment of existing datacenters with our public cloud into a single, cohesive infrastructure, and the ability to run at a scale that meets the needs of businesses of all sizes and complexities. Our AI offerings compete with AI products from hyperscalers such as Amazon Bedrock, Amazon CodeWhisperer, and Google AI, as well as products from other emerging competitors, many of which are also current or potential partners, including Meta’s LLaMA2 and other open source solutions. Our Enterprise Mobility + Security offerings also compete with products from a range of competitors including identity vendors, security solution vendors, and numerous other security point solution vendors. We believe our cloud’s global scale, coupled with our broad portfolio of identity and security solutions, allows us to effectively solve complex cybersecurity challenges for our customers and differentiates us from the competition.

PART I

Item 1

Our server products face competition from a wide variety of server operating systems and applications offered by companies with a range of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Oracle offer their own versions of the Unix operating system preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system, and many contribute to Linux operating system development. The competitive position of Linux has also benefited from the large number of compatible applications now produced by many commercial and non-commercial software developers. A number of companies, such as Red Hat, supply versions of Linux.

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

Our database, business intelligence, and data warehousing solutions offerings compete with products from IBM, Oracle, SAP, Snowflake, and other companies. Our system management solutions compete with server management and server virtualization platform providers, such as BMC, CA Technologies, Hewlett-Packard, IBM, and VMware. Our products for software developers compete against offerings from Adobe, IBM, Oracle, and other companies, and also against open source projects, including Eclipse (sponsored by CA Technologies, IBM, Oracle, and SAP), PHP, and Ruby on Rails.

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

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•
Windows, including Windows OEM licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; and Windows IoT.
•
Devices, including Surface, HoloLens, and PC accessories.
•
Gaming, including Xbox hardware and Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, advertising, third-party disc royalties, and other cloud services.
•
Search and news advertising, comprising Bing (including Bing Chat), Microsoft News, Microsoft Edge, and third-party affiliates.

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

PART I

Item 1

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

Devices

We design and sell devices, including Surface, HoloLens, and PC accessories. Our devices are designed to enable people and organizations to connect to the people and content that matter most using Windows and integrated Microsoft products and services. Surface is designed to help organizations, students, and consumers be more productive. Growth in Devices is dependent on total PC shipments, the ability to attract new customers, our product roadmap, and expanding into new categories.

Gaming

Our gaming platform is designed to provide a variety of entertainment through a unique combination of content, community, and cloud services. Our exclusive game content is created through Xbox Game Studios, a collection of first-party studios creating iconic and differentiated gaming experiences. We continue to invest in new gaming studios and content to expand our intellectual property roadmap and leverage new content creators. These unique gaming experiences are the cornerstone of Xbox Game Pass, a subscription service and gaming community with access to a curated library of over 400 first- and third-party console and PC titles.

The gamer remains at the heart of the Xbox ecosystem. We are identifying new opportunities to attract gamers across a variety of different end points through our first- and third-party content and business diversification across subscriptions, ads, and digital stores. We’ve seen new devices from third-party manufacturers along with key PC and mobile end points that help us empower gamers to play in a way that is most convenient to them. We are focused on growing the platform and expanding to new ecosystems to engage as many gamers as possible.

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

PART I

Item 1

Search and News Advertising

Our Search and news advertising business is designed to deliver relevant search, native, and display advertising to a global audience. Our Microsoft Edge browser and Bing Chat capabilities are key tools to enable user acquisition and engagement, while our technology platform enables accelerated delivery of digital advertising solutions. In addition to first-party tools, we have several partnerships with companies, such as Yahoo, through which we provide and monetize search offerings. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content on advertising offerings.

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

Xbox and our cloud gaming services face competition from various online gaming ecosystems and game streaming services, including those operated by Amazon, Apple, Meta, and Tencent. We also compete with other providers of entertainment services such as video streaming platforms. Our gaming platform competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. We believe our gaming platform is effectively positioned against, and uniquely differentiated from, competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own first-party game franchises as well as other digital content offerings.

Our Search and news advertising business competes with Google and a wide array of websites, social platforms like Meta, and portals that provide content and online offerings to end users.

OPERATIONS

We have regional operations service centers that support our operations, including customer contract and order processing, billing, credit and collections, information processing, and vendor management and logistics. The center in Ireland supports the African, Asia-Pacific, European, and Middle East regions; and the centers in Arlington, Virginia, Atlanta, Georgia, Charlotte, North Carolina, Fargo, North Dakota, Fort Lauderdale, Florida, Redmond, Washington, Reno, Nevada, and Puerto Rico support the American regions.

In addition to our operations centers, we also operate datacenters throughout each of these regions. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units (“GPUs”) and other components.

Our devices are primarily manufactured by third-party contract manufacturers. For the majority of our products, we have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements. However, some of our products contain certain components for which there are very few qualified suppliers. Extended disruptions at these suppliers could impact our ability to manufacture devices on time to meet consumer demand.

PART I

Item 1

RESEARCH AND DEVELOPMENT

Product and Service Development, and Intellectual Property

We develop most of our products and services internally through the following engineering groups.

•
Cloud and AI – focuses on making IT professionals, developers, partners, independent software vendors, and their systems more productive and efficient through development of Azure AI platform and cloud infrastructure, server, database, CRM, ERP, software development tools and services (including GitHub), AI cognitive services, and other business process applications and services for enterprises.
•
Strategic Missions and Technologies – focuses on incubating technical products and support solutions with transformative potential for the future of cloud computing and continued company growth across quantum computing, Azure Space & Missions Engineering, telecommunications, and Microsoft Federal Sales and Delivery.
•
Experiences and Devices – focuses on delivering high value end-user experiences across our products, services, and devices, including Microsoft 365, Windows, Microsoft Teams, Search (including Microsoft Edge and Bing Chat) and other advertising-based services, and the Surface line of devices.
•
Microsoft Security – focuses on delivering a comprehensive portfolio of services that protect our customers’ digital infrastructure through cloud platform and application security, data protection and governance, identity and network access, and device management.
•
Technology and Research – focuses on fundamental research, product and business incubations, and forward-looking AI innovations that span infrastructure, services, and applications.
•
LinkedIn – focuses on our services that transform the way professionals grow their network and find jobs and the way businesses hire, market, sell, and learn.
•
Gaming – focuses on developing hardware, content, and services across a large range of platforms to help grow our user base through game experiences and social interaction.

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 70,000 U.S. and international patents issued and over 19,000 pending worldwide. While we employ much of our internally-developed intellectual property in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We may also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting societal and/or environmental efforts, or attracting and enabling our external development community. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations.

While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.

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

In addition to our main research and development operations, we also operate Microsoft Research. Microsoft Research is one of the world’s largest corporate research organizations, often working in close collaboration with top universities around the world, and is focused on advancing the state-of-the-art in computer science and a broad range of other disciplines. Our investment in fundamental research provides us a unique perspective on future trends and contributes to our innovation.

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services through the following channels: OEMs, direct, and distributors and resellers. Our sales organization performs a variety of functions, including working directly with commercial enterprises and public-sector organizations worldwide to identify and meet their technology and digital transformation requirements; managing OEM relationships; and supporting system integrators, independent software vendors, and other partners who engage directly with our customers to perform sales, consulting, and fulfillment functions for our products and services.

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

We also sell commercial and consumer products and services directly to customers, such as cloud services, search, and gaming, through our digital marketplaces and online stores. Additionally, our Microsoft Experience Centers are designed to facilitate deeper engagement with our partners and customers across industries.

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

PART I

Item 1

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of July 27, 2023 were as follows:

Name	Age	Position with the Company

Satya Nadella	55	Chairman and Chief Executive Officer
Judson B. Althoff	50	Executive Vice President and Chief Commercial Officer
Christopher C. Capossela	53	Executive Vice President and Chief Marketing Officer
Kathleen T. Hogan	57	Executive Vice President and Chief Human Resources Officer
Amy E. Hood	51	Executive Vice President and Chief Financial Officer
Bradford L. Smith	64	Vice Chair and President
Christopher D. Young	51	Executive Vice President, Business Development, Strategy, and Ventures

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

PART I

Item 1

Mr. Capossela was appointed Executive Vice President, Marketing and Consumer Business, and Chief Marketing Officer in July 2016. He had served as Executive Vice President, Chief Marketing Officer since March 2014.Since joining Microsoft in 1991, Mr. Capossela has held a variety of marketing leadership roles in the Consumer Channels Group, and in the Microsoft Office Division where he was responsible for marketing productivity solutions including Microsoft Office, Office 365, SharePoint, Exchange, Skype for Business, Project, and Visio.

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

Mr. Smith was appointed Vice Chair and President in September 2021. Prior to that, he served as President and Chief Legal Officer since September 2015. He served as Executive Vice President, General Counsel, and Secretary from 2011 to 2015, and served as Senior Vice President, General Counsel, and Secretary from 2001 to 2011. Mr. Smith was also named Chief Compliance Officer in 2002. Since joining Microsoft in 1993, he was Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith also serves on the Board of Directors of Netflix, Inc.

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
•
We are investing in artificial intelligence (“AI”) across the entire company and infusing generative AI capabilities into our consumer and commercial offerings. We expect AI technology and services to be a highly competitive and rapidly evolving market. We will bear significant development and operational costs to build and support the AI capabilities, products, and services necessary to meet the needs of our customers. To compete effectively we must also be responsive to technological change, potential regulatory developments, and public scrutiny.
•
Other competitors develop and offer free applications, online services, and content, and make money by selling third-party advertising. Advertising revenue funds development of products and services these competitors provide to users at no or little cost, competing directly with our revenue-generating products.
•
Some companies compete with us by modifying and then distributing open source software at little or no cost to end users, using open source AI models, and earning revenue on advertising or integrated products and services. These firms do not bear the full costs of research and development for the open source products. Some open source products mimic the features and functionality of our products.

The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives. This may lead to lower revenue, gross margins, and operating income.

Our increasing focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services that utilize ubiquitous computing and ambient intelligence to drive insights and productivity gains. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which cloud-based services to use. Certain industries and customers have specific requirements for cloud services and may present enhanced risks. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We embrace cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge offerings are connected to the growth of the Internet of Things (“IoT”), a network of distributed and interconnected devices employing sensors, data, and computing capabilities, including AI. Our success in driving ubiquitous computing and ambient intelligence will depend on the level of adoption of our offerings such as Azure, Azure AI, and Azure IoT Edge. We may not establish market share sufficient to achieve scale necessary to meet our business objectives.

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

PART I

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

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Bing, SQL Server, Windows Server, Azure, Office 365, Xbox, LinkedIn, and other products and services. In addition, we are focused on developing new AI platform services and incorporating AI into existing products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment, including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Microsoft Edge, Bing, and Bing Chat, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption, product design, and product quality.

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

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. We are also subject to supply chain cyberattacks where malware can be introduced to a software provider’s customers, including us, through software updates.

In addition, our internal IT environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of generative AI models in our internal systems may create new attack methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or emerging cybersecurity regulations in jurisdictions worldwide.

PART I

Item 1A

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero day”) vulnerabilities, such as occurred in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks. Additionally, we are actively adding new generative AI features to our services. Because generative AI is a new field, understanding of security risks and protection methods continues to develop; features that rely on generative AI may be susceptible to unanticipated security threats from sophisticated adversaries.

Our customers operate complex IT systems with third-party hardware and software from multiple vendors that may include systems acquired over many years. They expect our products and services to support all these systems and products, including those that no longer incorporate the strongest current security advances or standards. As a result, we may not be able to discontinue support in our services for a product, service, standard, or feature solely because a more secure alternative is available. Failure to utilize the most current security advances and standards can increase our customers’ vulnerability to attack. Further, customers of widely varied size and technical sophistication use our technology, and consequently may still have limited capabilities and resources to help them adopt and implement state of the art cybersecurity practices and technologies. In addition, we must account for this wide variation of technical sophistication when defining default settings for our products and services, including security default settings, as these settings may limit or otherwise impact other aspects of IT operations and some customers may have limited capability to review and reset these defaults.

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

Development and deployment of defensive measures

To defend against security threats to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security, threat detection, and reliability features, improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so. Customers in certain industries such as financial services, health care, and government may have enhanced or specialized requirements to which we must engineer our products and services.

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

Advertising, professional, marketplace, and gaming platform abuses

For platform products and services that provide content or host ads that come from or can be influenced by third parties, including GitHub, LinkedIn, Microsoft Advertising, Microsoft News, Microsoft Store, Bing, and Xbox, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate. This activity may come from users impersonating other people or organizations including through the use of AI technologies, dissemination of information that may be viewed as misleading or intended to manipulate the opinions of our users, or the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business and consolidated financial statements.

PART I

Item 1A

Other digital safety abuses

Our hosted consumer services as well as our enterprise services may be used to generate or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. When discovered by users and others, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives to make platforms responsible for preventing or eliminating harmful content online have been enacted, and we expect this to continue. We may be subject to enhanced regulatory oversight, civil or criminal liability, or reputational damage if we fail to comply with content moderation regulations, adversely affecting our business and consolidated financial statements.

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

Issues in the development and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union (“EU”), new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

PART I

Item 1A

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units (“GPUs”) and other components. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth and the augmentation of existing services such as Bing, Azure, Microsoft Account services, Microsoft 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox, and Outlook.com through the incorporation of AI features and/or functionality. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, insufficient or unavailable power supply, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

There are limited suppliers for certain device and datacenter components. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If components are delayed or become unavailable, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, datacenter servers, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins.

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

PART I

Item 1A

For example, the European Commission (“the Commission”) closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. Flagship product releases such as Windows can receive significant scrutiny under EU or other competition laws.

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

Competition law regulatory actions and court decisions may result in fines or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that comes from them. New competition law actions could be initiated, potentially using previous actions as precedent. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including causing us to withdraw products from or modify products for certain markets, decreasing the value of our assets, adversely affecting our ability to monetize our products, or inhibiting our ability to consummate acquisition or impose conditions on acquisitions that may reduce their value.

Laws and regulations relating to anti-corruption and trade could result in increased costs, fines, criminal penalties, or reputational damage. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them, and also cooperate with investigations by U.S. and foreign law enforcement authorities. An example of increasing international regulatory complexity is the EU Whistleblower Directive, initiated in 2021, which may present compliance challenges to the extent it is implemented in different forms by EU member states. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries prohibit most business with restricted entities or countries. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Supply chain regulations may impact the availability of goods or result in additional regulatory scrutiny. Periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine, may result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions as well as general ecosystem disruptions could result in reputational harm, operational delays, monetary fines, loss of revenues, increased costs, loss of export privileges, or criminal sanctions.

PART I

Item 1A

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, fines against us, or reputational damage. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, while the EU-U.S. Data Privacy Framework (“DPF”) has been recognized as adequate under EU law to allow transfers of personal data from the EU to certified companies in the U.S., the DPF is subject to further legal challenge which could cause the legal requirements for data transfers from the EU to be uncertain. EU data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of data to the U.S. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services.

In addition, the EU General Data Protection Regulation (“GDPR”), which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. More recently, the EU has been developing new requirements related to the use of data, including in the Digital Markets Act, the Digital Services Act, and the Data Act, that add additional rules and restriction on the use of data in our products and services. Engineering efforts to build and maintain capabilities to facilitate compliance with these laws involve substantial expense and the diversion of engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under these and other data regulations, or if our implementation to comply makes our offerings less attractive. Compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply, or if regulators assert we have failed to comply (including in response to complaints made by customers), it may lead to regulatory enforcement actions, which can result in significant monetary penalties, private lawsuits, reputational damage, blockage of international data transfers, and loss of customers. The highest fines assessed under GDPR have recently been increasing, especially against large technology companies. Jurisdictions around the world, such as China, India, and states in the U.S. have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the collection, handling, and transfer of personal data.

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

Existing and increasing legal and regulatory requirements could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Compliance with evolving digital accessibility laws and standards will require engineering and is important to our efforts to empower all people and organizations to achieve more. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, in the EU, an AI Act is being considered, and may entail increased costs or decreased opportunities for the operation of our AI services in the European market.

PART I

Item 1A

How these laws and regulations apply to our business is often unclear, subject to change over time, and sometimes may be inconsistent from jurisdiction to jurisdiction. In addition, governments’ approach to enforcement, and our products and services, are continuing to evolve. Compliance with existing, expanding, or new laws and regulations may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. Noncompliance could result in the imposition of penalties or orders we cease the alleged noncompliant activity. In addition, there is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders across many of these areas. If our products do not meet customer expectations or legal requirements, we could lose sales opportunities or face regulatory or legal actions.

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

PART I

Item 1A

INTELLECTUAL PROPERTY RISKS

We face risks related to the protection and utilization of our intellectual property that may result in our business and operating results may be harmed. Protecting our intellectual property rights and combating unlicensed copying and use of our software and other intellectual property on a global basis is difficult. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights.

Changes in the law may continue to weaken our ability to prevent the use of patented technology or collect revenue for licensing our patents. Additionally, licensees of our patents may fail to satisfy their obligations to pay us royalties or may contest the scope and extent of their obligations. Finally, our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations. If we are unable to protect our intellectual property, our revenue may be adversely affected.

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating results. Unauthorized disclosure of source code also could increase the security risks described elsewhere in these risk factors.

Third parties may claim that we infringe their intellectual property. From time to time, others claim we infringe their intellectual property rights. To resolve these claims, we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. Adverse outcomes could also include monetary damages or injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so.

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

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2023 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redmond, Washington. We have approximately 16 million square feet of space located in King County, Washington that is used for engineering, sales, marketing, and operations, among other general and administrative purposes. These facilities include approximately 11 million square feet of owned space situated on approximately 530 acres of land we own at our corporate headquarters, and approximately 5 million square feet of space we lease.

We own and lease other facilities domestically and internationally, primarily for offices, datacenters, and research and development. The largest owned international properties include space in the following locations: China, India, Ireland, and the Netherlands. The largest leased international properties include space in the following locations: Australia, Canada, China, France, Germany, India, Ireland, Israel, Japan, the Netherlands, and the United Kingdom. Refer to Research and Development (Part I, Item 1 of this Form 10-K) for further discussion of our research and development facilities.

In fiscal year 2023, we made decisions to consolidate our office leases to create higher density across our workspaces, and we may make similar decisions in future periods as we continue to evaluate our real estate needs.

The table below shows a summary of the square footage of our properties owned and leased domestically and internationally as of June 30, 2023:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	27	20	47
International	9	22	31

Total	36	42	78

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 15 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 24, 2023, there were 83,883 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(In millions)

April 1, 2023 – April 30, 2023	5,007,656	$287.97	5,007,656	$25,467
May 1, 2023 – May 31, 2023	5,355,638	314.26	5,355,638	23,784
June 1, 2023 – June 30, 2023	4,413,960	334.15	4,413,960	22,309

	14,777,254		14,777,254

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 13, 2023	August 17, 2023	September 14, 2023	$0.68	$5,054

We returned $9.7 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2023. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2023 compared to the year ended June 30, 2022. For a discussion of the year ended June 30, 2022 compared to the year ended June 30, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2022.

OVERVIEW

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. We strive to create local opportunity, growth, and impact in every country around the world. We are creating the platforms and tools, powered by artificial intelligence (“AI”), that deliver better, faster, and more effective solutions to support small and large business competitiveness, improve educational and health outcomes, grow public-sector efficiency, and empower human ingenuity.

We generate revenue by offering a wide range of cloud-based solutions, content, and other services to people and businesses; licensing and supporting an array of software products; delivering relevant online advertising to a global audience; and designing and selling devices. Our most significant expenses are related to compensating employees; supporting and investing in our cloud-based services, including datacenter operations; designing, manufacturing, marketing, and selling our other products and services; and income taxes.

Highlights from fiscal year 2023 compared with fiscal year 2022 included:

•
Microsoft Cloud revenue increased 22% to $111.6 billion.
•
Office Commercial products and cloud services revenue increased 10% driven by Office 365 Commercial growth of 13%.
•
Office Consumer products and cloud services revenue increased 2% and Microsoft 365 Consumer subscribers increased to 67.0 million.
•
LinkedIn revenue increased 10%.
•
Dynamics products and cloud services revenue increased 16% driven by Dynamics 365 growth of 24%.
•
Server products and cloud services revenue increased 19% driven by Azure and other cloud services growth of 29%.
•
Windows original equipment manufacturer licensing (“Windows OEM”) revenue decreased 25%.
•
Devices revenue decreased 24%.
•
Windows Commercial products and cloud services revenue increased 5%.
•
Xbox content and services revenue decreased 3%.
•
Search and news advertising revenue excluding traffic acquisition costs increased 11%.

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

PART II

Item 7

Economic Conditions, Challenges, and Risks

The markets for software, devices, and cloud-based services are dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, influencing how users access services in the cloud and, in some cases, the user’s choice of which suite of cloud-based services to use. Aggregate demand for our software, services, and devices is also correlated to global macroeconomic and geopolitical factors, which remain dynamic. We must continue to evolve and adapt over an extended time in pace with this changing environment.

The investments we are making in cloud and AI infrastructure and devices will continue to increase our operating costs and may decrease our operating margins. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units (“GPUs”) and other components. Our devices are primarily manufactured by third-party contract manufacturers. For the majority of our products, we have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements. However, some of our products contain certain components for which there are very few qualified suppliers. Extended disruptions at these suppliers could impact our ability to manufacture devices on time to meet consumer demand.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies reduced reported revenue and expenses from our international operations in fiscal year 2023.

On January 18, 2023, we announced decisions we made to align our cost structure with our revenue and customer demand, prioritize our investments in strategic areas, and consolidate office space. As a result, we recorded a $1.2 billion charge in the second quarter of fiscal year 2023 (“Q2 charge”), which included employee severance expenses of $800 million, impairment charges resulting from changes to our hardware portfolio, and costs related to lease consolidation activities. First, we reduced our overall workforce by approximately 10,000 jobs through the third quarter of fiscal year 2023 related to the Q2 charge, which represents less than 5% of our total employee base. While we eliminated roles in some areas, we will continue to hire in key strategic areas. Second, we are allocating both our capital and talent to areas of secular growth and long-term competitiveness, while divesting in other areas. Third, we are consolidating our leases to create higher density across our workspaces, which impacted our financial results through the remainder of fiscal year 2023, and we may make similar decisions in future periods as we continue to evaluate our real estate needs.

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

Change in Accounting Estimate

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for fiscal year 2023 was an increase in operating income of $3.7 billion and net income of $3.0 billion, or $0.40 per both basic and diluted share.

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

Office Commercial products and cloud services revenue growth

Revenue from Office Commercial products and cloud services (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, Microsoft Viva, and Microsoft 365 Copilot

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

Dynamics products and cloud services revenue growth

Revenue from Dynamics products and cloud services, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM (including Customer Insights), Power Apps, and Power Automate; and on-premises ERP and CRM applications

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

Xbox content and services revenue growth

Revenue from Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, advertising, third-party disc royalties, and other cloud services

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART II

Item 7

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2023	2022	Percentage Change

Revenue	$211,915	$198,270	7%
Gross margin	146,052	135,620	8%
Operating income	88,523	83,383	6%
Net income	72,361	72,738	(1)%
Diluted earnings per share	9.68	9.65	0%

Adjusted gross margin (non-GAAP)	146,204	135,620	8%
Adjusted operating income (non-GAAP)	89,694	83,383	8%
Adjusted net income (non-GAAP)	73,307	69,447	6%
Adjusted diluted earnings per share (non-GAAP)	9.81	9.21	7%

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

Fiscal Year 2023 Compared with Fiscal Year 2022

Revenue increased $13.6 billion or 7% driven by growth in Intelligent Cloud and Productivity and Business Processes, offset in part by a decline in More Personal Computing. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial and LinkedIn. More Personal Computing revenue decreased driven by Windows and Devices.

Cost of revenue increased $3.2 billion or 5% driven by growth in Microsoft Cloud, offset in part by the change in accounting estimate.

Gross margin increased $10.4 billion or 8% driven by growth in Intelligent Cloud and Productivity and Business Processes and the change in accounting estimate, offset in part by a decline in More Personal Computing.

•
Gross margin percentage increased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 1 point driven by declines in Intelligent Cloud and More Personal Computing, offset in part by sales mix shift between our segments.
•
Microsoft Cloud gross margin percentage increased 2 points to 72%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage decreased slightly driven by a decline in Azure and other cloud services and sales mix shift to Azure and other cloud services, offset in part by improvement in Office 365 Commercial.

Operating expenses increased $5.3 billion or 10% driven by employee severance expenses, 2 points of growth from the Nuance and Xandr acquisitions, investments in cloud engineering, and LinkedIn.

Operating income increased $5.1 billion or 6% driven by growth in Productivity and Business Processes and Intelligent Cloud and the change in accounting estimate, offset in part by a decline in More Personal Computing.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 4%, 4%, and 6%, respectively. Cost of revenue and operating expenses both included a favorable foreign currency impact of 2%.

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

PART II

Item 7

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2023	2022	Percentage Change

Revenue

Productivity and Business Processes	$69,274	$63,364	9%
Intelligent Cloud	87,907	74,965	17%
More Personal Computing	54,734	59,941	(9)%

Total	$211,915	$198,270	7%

Operating Income

Productivity and Business Processes	$34,189	$29,690	15%
Intelligent Cloud	37,884	33,203	14%
More Personal Computing	16,450	20,490	(20)%

Total	$88,523	$83,383	6%

Reportable Segments

Fiscal Year 2023 Compared with Fiscal Year 2022

Productivity and Business Processes

Revenue increased $5.9 billion or 9%.

•
Office Commercial products and cloud services revenue increased $3.7 billion or 10%. Office 365 Commercial revenue grew 13% with seat growth of 11%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 21% driven by continued customer shift to cloud offerings.
•
Office Consumer products and cloud services revenue increased $140 million or 2%. Microsoft 365 Consumer subscribers grew 12% to 67.0 million.
•
LinkedIn revenue increased $1.3 billion or 10% driven by Talent Solutions.
•
Dynamics products and cloud services revenue increased $750 million or 16% driven by Dynamics 365 growth of 24%.

Operating income increased $4.5 billion or 15%.

•
Gross margin increased $5.8 billion or 12% driven by growth in Office 365 Commercial and LinkedIn, as well as the change in accounting estimate. Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly driven by improvement in Office 365 Commercial, offset in part by sales mix shift to cloud offerings.
•
Operating expenses increased $1.3 billion or 7% driven by investment in LinkedIn and employee severance expenses.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 5%, 5%, and 8%, respectively.

Intelligent Cloud

Revenue increased $12.9 billion or 17%.

•
Server products and cloud services revenue increased $12.6 billion or 19% driven by Azure and other cloud services. Azure and other cloud services revenue grew 29% driven by growth in our consumption-based services. Server products revenue decreased 1%.
•
Enterprise Services revenue increased $315 million or 4% driven by growth in Enterprise Support Services, offset in part by a decline in Industry Solutions (formerly Microsoft Consulting Services).

PART II

Item 7

Operating income increased $4.7 billion or 14%.

•
Gross margin increased $8.9 billion or 17% driven by growth in Azure and other cloud services and the change in accounting estimate. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage decreased 3 points driven by sales mix shift to Azure and other cloud services and a decline in Azure and other cloud services.
•
Operating expenses increased $4.2 billion or 21% driven by investments in Azure, 4 points of growth from the Nuance acquisition, and employee severance expenses.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 4%, 4%, and 6%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

More Personal Computing

Revenue decreased $5.2 billion or 9%.

•
Windows revenue decreased $3.2 billion or 13% driven by a decrease in Windows OEM. Windows OEM revenue decreased 25% as elevated channel inventory levels continued to drive additional weakness beyond declining PC demand. Windows Commercial products and cloud services revenue increased 5% driven by demand for Microsoft 365.
•
Devices revenue decreased $1.8 billion or 24% as elevated channel inventory levels continued to drive additional weakness beyond declining PC demand.
•
Gaming revenue decreased $764 million or 5% driven by declines in Xbox hardware and Xbox content and services. Xbox hardware revenue decreased 11% driven by lower volume and price of consoles sold. Xbox content and services revenue decreased 3% driven by a decline in first-party content, offset in part by growth in Xbox Game Pass.
•
Search and news advertising revenue increased $617 million or 5%. Search and news advertising revenue excluding traffic acquisition costs increased 11% driven by higher search volume and the Xandr acquisition.

Operating income decreased $4.0 billion or 20%.

•
Gross margin decreased $4.2 billion or 13% driven by declines in Windows and Devices. Gross margin percentage decreased driven by a decline in Devices.
•
Operating expenses decreased $195 million or 2% driven by a decline in Devices, offset in part by investments in Search and news advertising, including 2 points of growth from the Xandr acquisition.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 3%, 4%, and 6%, respectively. Operating expenses included a favorable foreign currency impact of 2%.

PART II

Item 7

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2023	2022	Percentage Change

Research and development	$27,195	$24,512	11%
As a percent of revenue	13%	12%	1ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content.

Fiscal Year 2023 Compared with Fiscal Year 2022

Research and development expenses increased $2.7 billion or 11% driven by investments in cloud engineering and LinkedIn.

Sales and Marketing

(In millions, except percentages)	2023	2022	Percentage Change

Sales and marketing	$22,759	$21,825	4%
As a percent of revenue	11%	11%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal Year 2023 Compared with Fiscal Year 2022

Sales and marketing expenses increased $934 million or 4% driven by 3 points of growth from the Nuance and Xandr acquisitions and investments in commercial sales, offset in part by a decline in Windows advertising. Sales and marketing included a favorable foreign currency impact of 2%.

General and Administrative

(In millions, except percentages)	2023	2022	Percentage Change

General and administrative	$7,575	$5,900	28%
As a percent of revenue	4%	3%	1ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal Year 2023 Compared with Fiscal Year 2022

General and administrative expenses increased $1.7 billion or 28% driven by employee severance expenses and a charge related to a non-public preliminary draft decision provided by the Irish Data Protection Commission. General and administrative included a favorable foreign currency impact of 2%.

PART II

Item 7

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2023	2022

Interest and dividends income	$2,994	$2,094
Interest expense	(1,968)	(2,063)
Net recognized gains on investments	260	461
Net losses on derivatives	(456)	(52)
Net gains (losses) on foreign currency remeasurements	181	(75)
Other, net	(223)	(32)

Total	$788	$333

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Fiscal Year 2023 Compared with Fiscal Year 2022

Interest and dividends income increased due to higher yields, offset in part by lower portfolio balances. Interest expense decreased due to a decrease in outstanding long-term debt due to debt maturities. Net recognized gains on investments decreased due to lower gains on equity securities and higher losses on fixed income securities. Net losses on derivatives increased due to losses related to managing strategic investments.

INCOME TAXES

Effective Tax Rate

Our effective tax rate for fiscal years 2023 and 2022 was 19% and 13%, respectively. The increase in our effective tax rate was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

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

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2023, our U.S. income before income taxes was $52.9 billion and our foreign income before income taxes was $36.4 billion. In fiscal year 2022, our U.S. income before income taxes was $47.8 billion and our foreign income before income taxes was $35.9 billion.

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

PART II

Item 7

As of June 30, 2023, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2023	2022	Percentage Change

Gross margin	$146,052	$135,620	8%
Severance, hardware-related impairment, and lease consolidation costs	152	0	*

Adjusted gross margin (non-GAAP)	$146,204	$135,620	8%

Operating income	$88,523	$83,383	6%
Severance, hardware-related impairment, and lease consolidation costs	1,171	0	*

Adjusted operating income (non-GAAP)	$89,694	$83,383	8%

Net income	$72,361	$72,738	(1)%
Severance, hardware-related impairment, and lease consolidation costs	946	0	*
Net income tax benefit related to transfer of intangible properties	0	(3,291)	*

Adjusted net income (non-GAAP)	$73,307	$69,447	6%

Diluted earnings per share	$9.68	$9.65	0%
Severance, hardware-related impairment, and lease consolidation costs	0.13	0	*
Net income tax benefit related to transfer of intangible properties	0	(0.44)	*

Adjusted diluted earnings per share (non-GAAP)	$9.81	$9.21	7%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $111.3 billion and $104.8 billion as of June 30, 2023 and 2022, respectively. Equity investments were $9.9 billion and $6.9 billion as of June 30, 2023 and 2022, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations decreased $1.5 billion to $87.6 billion for fiscal year 2023, mainly due to an increase in cash paid to employees and suppliers and cash used to pay income taxes, offset in part by an increase in cash received from customers. Cash used in financing decreased $14.9 billion to $43.9 billion for fiscal year 2023, mainly due to a $10.5 billion decrease in common stock repurchases and a $6.3 billion decrease in repayments of debt, offset in part by a $1.7 billion increase in dividends paid. Cash used in investing decreased $7.6 billion to $22.7 billion for fiscal year 2023, due to a $20.4 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, offset in part by a $8.2 billion decrease in cash from net investment purchases, sales, and maturities, and a $4.2 billion increase in additions to property and equipment.

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

The following table outlines the expected future recognition of unearned revenue as of June 30, 2023:

(In millions)

Three Months Ending

September 30, 2023	$19,673
December 31, 2023	15,600
March 31, 2024	10,801
June 30, 2024	4,827
Thereafter	2,912

Total	$53,813

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable. Refer to Note 13 – Unearned Revenue of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Material Cash Requirements and Other Obligations

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2023:

(In millions)	2024	Thereafter	Total

Long-term debt: (a)
Principal payments	$5,250	$47,616	$52,866
Interest payments	1,379	19,746	21,125
Construction commitments (b)	12,237	1,218	13,455
Operating and finance leases, including imputed interest (c)	5,988	73,852	79,840
Purchase commitments (d)	64,703	3,115	67,818

Total	$89,557	$145,547	$235,104

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

PART II

Item 7

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have paid transition tax of $7.7 billion, which included $1.5 billion for fiscal year 2023. The remaining transition tax of $10.5 billion is payable over the next three years, with $2.7 billion payable within 12 months.

In fiscal year 2023, we paid cash tax of $4.8 billion due to the mandatory capitalization for tax purposes of research and development expenditures enacted by the TCJA and effective on July 1, 2022.

Share Repurchases

During fiscal years 2023 and 2022, we repurchased 69 million shares and 95 million shares of our common stock for $18.4 billion and $28.0 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. As of June 30, 2023, $22.3 billion remained of our $60 billion share repurchase program. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Dividends

During fiscal year 2023 and 2022, our Board of Directors declared quarterly dividends of $0.68 per share and $0.62 per share, totaling $20.2 billion and $18.6 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Other Planned Uses of Capital

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. The acquisition has been approved by Activision Blizzard’s shareholders. We continue to work toward closing the transaction subject to obtaining required regulatory approvals and satisfaction of other customary closing conditions. Microsoft and Activision Blizzard have jointly agreed to extend the merger agreement through October 18, 2023 to allow for additional time to resolve remaining regulatory concerns.

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years to support growth in our cloud offerings and our investments in AI infrastructure. We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

PART II

Item 7

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

PART II

Item 7

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (May 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2023	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(8,122)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(29)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,832)	Fair Value
Credit	100 basis point increase in credit spreads	(354)	Fair Value
Equity	10% decrease in equity market prices	(705)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2023	2022	2021

Revenue:
Product	$64,699	$72,732	$71,074
Service and other	147,216	125,538	97,014

Total revenue	211,915	198,270	168,088

Cost of revenue:
Product	17,804	19,064	18,219
Service and other	48,059	43,586	34,013

Total cost of revenue	65,863	62,650	52,232

Gross margin	146,052	135,620	115,856
Research and development	27,195	24,512	20,716
Sales and marketing	22,759	21,825	20,117
General and administrative	7,575	5,900	5,107

Operating income	88,523	83,383	69,916
Other income, net	788	333	1,186

Income before income taxes	89,311	83,716	71,102
Provision for income taxes	16,950	10,978	9,831

Net income	$72,361	$72,738	$61,271

Earnings per share:
Basic	$9.72	$9.70	$8.12
Diluted	$9.68	$9.65	$8.05

Weighted average shares outstanding:
Basic	7,446	7,496	7,547
Diluted	7,472	7,540	7,608

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2023	2022	2021

Net income	$72,361	$72,738	$61,271

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(14)	6	19
Net change related to investments	(1,444)	(5,360)	(2,266)
Translation adjustments and other	(207)	(1,146)	873

Other comprehensive loss	(1,665)	(6,500)	(1,374)

Comprehensive income	$70,696	$66,238	$59,897

Refer to accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2023	2022

Assets
Current assets:
Cash and cash equivalents	$34,704	$13,931
Short-term investments	76,558	90,826

Total cash, cash equivalents, and short-term investments	111,262	104,757
Accounts receivable, net of allowance for doubtful accounts of $650 and $633	48,688	44,261
Inventories	2,500	3,742
Other current assets	21,807	16,924

Total current assets	184,257	169,684
Property and equipment, net of accumulated depreciation of $68,251 and $59,660	95,641	74,398
Operating lease right-of-use assets	14,346	13,148
Equity investments	9,879	6,891
Goodwill	67,886	67,524
Intangible assets, net	9,366	11,298
Other long-term assets	30,601	21,897

Total assets	$411,976	$364,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,095	$19,000
Current portion of long-term debt	5,247	2,749
Accrued compensation	11,009	10,661
Short-term income taxes	4,152	4,067
Short-term unearned revenue	50,901	45,538
Other current liabilities	14,745	13,067

Total current liabilities	104,149	95,082
Long-term debt	41,990	47,032
Long-term income taxes	25,560	26,069
Long-term unearned revenue	2,912	2,870
Deferred income taxes	433	230
Operating lease liabilities	12,728	11,489
Other long-term liabilities	17,981	15,526

Total liabilities	205,753	198,298

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,432 and 7,464	93,718	86,939
Retained earnings	118,848	84,281
Accumulated other comprehensive loss	(6,343)	(4,678)

Total stockholders’ equity	206,223	166,542

Total liabilities and stockholders’ equity	$411,976	$364,840

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2023	2022	2021

Operations
Net income	$72,361	$72,738	$61,271
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	13,861	14,460	11,686
Stock-based compensation expense	9,611	7,502	6,118
Net recognized losses (gains) on investments and derivatives	196	(409)	(1,249)
Deferred income taxes	(6,059)	(5,702)	(150)
Changes in operating assets and liabilities:
Accounts receivable	(4,087)	(6,834)	(6,481)
Inventories	1,242	(1,123)	(737)
Other current assets	(1,991)	(709)	(932)
Other long-term assets	(2,833)	(2,805)	(3,459)
Accounts payable	(2,721)	2,943	2,798
Unearned revenue	5,535	5,109	4,633
Income taxes	(358)	696	(2,309)
Other current liabilities	2,272	2,344	4,149
Other long-term liabilities	553	825	1,402

Net cash from operations	87,582	89,035	76,740

Financing
Cash premium on debt exchange	0	0	(1,754)
Repayments of debt	(2,750)	(9,023)	(3,750)
Common stock issued	1,866	1,841	1,693
Common stock repurchased	(22,245)	(32,696)	(27,385)
Common stock cash dividends paid	(19,800)	(18,135)	(16,521)
Other, net	(1,006)	(863)	(769)

Net cash used in financing	(43,935)	(58,876)	(48,486)

Investing
Additions to property and equipment	(28,107)	(23,886)	(20,622)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,670)	(22,038)	(8,909)
Purchases of investments	(37,651)	(26,456)	(62,924)
Maturities of investments	33,510	16,451	51,792
Sales of investments	14,354	28,443	14,008
Other, net	(3,116)	(2,825)	(922)

Net cash used in investing	(22,680)	(30,311)	(27,577)

Effect of foreign exchange rates on cash and cash equivalents	(194)	(141)	(29)

Net change in cash and cash equivalents	20,773	(293)	648
Cash and cash equivalents, beginning of period	13,931	14,224	13,576

Cash and cash equivalents, end of period	$34,704	$13,931	$14,224

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2023	2022	2021

Common stock and paid-in capital
Balance, beginning of period	$86,939	$83,111	$80,552
Common stock issued	1,866	1,841	1,963
Common stock repurchased	(4,696)	(5,688)	(5,539)
Stock-based compensation expense	9,611	7,502	6,118
Other, net	(2)	173	17

Balance, end of period	93,718	86,939	83,111

Retained earnings
Balance, beginning of period	84,281	57,055	34,566
Net income	72,361	72,738	61,271
Common stock cash dividends	(20,226)	(18,552)	(16,871)
Common stock repurchased	(17,568)	(26,960)	(21,879)
Cumulative effect of accounting changes	0	0	(32)

Balance, end of period	118,848	84,281	57,055

Accumulated other comprehensive income (loss)
Balance, beginning of period	(4,678)	1,822	3,186
Other comprehensive loss	(1,665)	(6,500)	(1,374)
Cumulative effect of accounting changes	0	0	10

Balance, end of period	(6,343)	(4,678)	1,822

Total stockholders’ equity	$206,223	$166,542	$141,988

Cash dividends declared per common share	$2.72	$2.48	$2.24

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

In July 2022, we completed an assessment of the useful lives of our server and network equipment. Due to investments in software that increased efficiencies in how we operate our server and network equipment, as well as advances in technology, we determined we should increase the estimated useful lives of both server and network equipment from four years to six years. This change in accounting estimate was effective beginning fiscal year 2023. Based on the carrying amount of server and network equipment included in property and equipment, net as of June 30, 2022, the effect of this change in estimate for fiscal year 2023 was an increase in operating income of $3.7 billion and net income of $3.0 billion, or $0.40 per both basic and diluted share.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

Revenue

Product Revenue and Service and Other Revenue

Product revenue includes sales from operating systems, cross-device productivity and collaboration applications, server applications, business solution applications, desktop and server management tools, software development tools, video games, and hardware such as PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

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

As of June 30, 2023 and 2022, long-term accounts receivable, net of allowance for doubtful accounts, was $4.5 billion and $3.8 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

PART II

Item 8

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Balance, beginning of period	$710	$798	$816
Charged to costs and other	258	157	234
Write-offs	(252)	(245)	(252)

Balance, end of period	$716	$710	$798

Allowance for doubtful accounts included in our consolidated balance sheets:

(In millions)

June 30,	2023	2022	2021

Accounts receivable, net of allowance for doubtful accounts	$650	$633	$751
Other long-term assets	66	77	47

Total	$716	$710	$798

As of June 30, 2023 and 2022, other receivables related to activities to facilitate the purchase of server components were $9.2 billion and $6.1 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of June 30, 2023 and 2022, our financing receivables, net were $5.3 billion and $4.1 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include our internal sales organization compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Cost of Revenue

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by original equipment manufacturers (“OEM”), to drive traffic to our websites, and to acquire online advertising space; costs incurred to support and maintain cloud-based and other online products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products.

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

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $904 million, $1.5 billion, and $1.5 billion in fiscal years 2023, 2022, and 2021, respectively.

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

Employee Severance

On January 18, 2023, we announced a decision to reduce our overall workforce by approximately 10,000 jobs through the third quarter of fiscal year 2023. During the three months ended December 31, 2022, we recorded $800 million of employee severance expenses related to these job eliminations as part of an ongoing employee benefit plan. These employee severance expenses were incurred as part of a corporate program, and were included in general and administrative expenses in our consolidated income statements and allocated to our segments based on relative gross margin. Refer to Note 19 – Segment Information and Geographic Data for further information.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three years; computer equipment, two to six years; buildings and improvements, five to 15 years; leasehold improvements, three to 20 years; and furniture and equipment, one to 10 years. Land is not depreciated.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

PART II

Item 8

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

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (May 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2023	2022	2021

Net income available for common shareholders (A)	$72,361	$72,738	$61,271

Weighted average outstanding shares of common stock (B)	7,446	7,496	7,547
Dilutive effect of stock-based awards	26	44	61

Common stock and common stock equivalents (C)	7,472	7,540	7,608

Earnings Per Share

Basic (A/B)	$9.72	$9.70	$8.12
Diluted (A/C)	$9.68	$9.65	$8.05

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART II

Item 8

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Interest and dividends income	$2,994	$2,094	$2,131
Interest expense	(1,968)	(2,063)	(2,346)
Net recognized gains on investments	260	461	1,232
Net gains (losses) on derivatives	(456)	(52)	17
Net gains (losses) on foreign currency remeasurements	181	(75)	54
Other, net	(223)	(32)	98

Total	$788	$333	$1,186

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Realized gains from sales of available-for-sale securities	$36	$162	$105
Realized losses from sales of available-for-sale securities	(124)	(138)	(40)
Impairments and allowance for credit losses	(10)	(81)	(2)

Total	$(98)	$(57)	$63

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Net realized gains on investments sold	$75	$29	$123
Net unrealized gains on investments still held	303	509	1,057
Impairments of investments	(20)	(20)	(11)

Total	$358	$518	$1,169

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$16,589	$0	$0	$16,589	$12,231	$4,358	$0
Certificates of deposit	Level 2	2,701	0	0	2,701	2,657	44	0
U.S. government securities	Level 1	65,237	2	(3,870)	61,369	2,991	58,378	0
U.S. agency securities	Level 2	2,703	0	0	2,703	894	1,809	0
Foreign government bonds	Level 2	498	1	(24)	475	0	475	0
Mortgage- and asset-backed securities	Level 2	824	1	(39)	786	0	786	0
Corporate notes and bonds	Level 2	10,809	8	(583)	10,234	0	10,234	0
Corporate notes and bonds	Level 3	120	0	0	120	0	120	0
Municipal securities	Level 2	285	1	(18)	268	7	261	0
Municipal securities	Level 3	103	0	(16)	87	0	87	0

Total debt investments		$99,869	$13	$(4,550)	$95,332	$18,780	$76,552	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$10,138	$7,446	$0	$2,692
Equity investments	Other				7,187	0	0	7,187

Total equity investments					$17,325	$7,446	$0	$9,879

Cash					$8,478	$8,478	$0	$0
Derivatives, net (a)					6	0	6	0

Total					$121,141	$34,704	$76,558	$9,879

PART II

Item 8

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2022

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,500	$0	$0	$2,500	$2,498	$2	$0
Certificates of deposit	Level 2	2,071	0	0	2,071	2,032	39	0
U.S. government securities	Level 1	79,696	29	(2,178)	77,547	9	77,538	0
U.S. agency securities	Level 2	419	0	(9)	410	0	410	0
Foreign government bonds	Level 2	506	0	(24)	482	0	482	0
Mortgage- and asset-backed securities	Level 2	727	1	(30)	698	0	698	0
Corporate notes and bonds	Level 2	11,661	4	(554)	11,111	0	11,111	0
Corporate notes and bonds	Level 3	67	0	0	67	0	67	0
Municipal securities	Level 2	368	19	(13)	374	0	374	0
Municipal securities	Level 3	103	0	(6)	97	0	97	0

Total debt investments		$98,118	$53	$(2,814)	$95,357	$4,539	$90,818	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$1,590	$1,134	$0	$456
Equity investments	Other				6,435	0	0	6,435

Total equity investments					$8,025	$1,134	$0	$6,891

Cash					$8,258	$8,258	$0	$0
Derivatives, net (a)					8	0	8	0

Total					$111,648	$13,931	$90,826	$6,891

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2023 and 2022, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $4.2 billion and $3.8 billion, respectively.

PART II

Item 8

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2023

U.S. government and agency securities	$7,950	$(336)	$45,273	$(3,534)	$53,223	$(3,870)
Foreign government bonds	77	(5)	391	(19)	468	(24)
Mortgage- and asset-backed securities	257	(5)	412	(34)	669	(39)
Corporate notes and bonds	2,326	(49)	7,336	(534)	9,662	(583)
Municipal securities	111	(3)	186	(31)	297	(34)

Total	$10,721	$(398)	$53,598	$(4,152)	$64,319	$(4,550)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2022

U.S. government and agency securities	$59,092	$(1,835)	$2,210	$(352)	$61,302	$(2,187)
Foreign government bonds	418	(18)	27	(6)	445	(24)
Mortgage- and asset-backed securities	510	(26)	41	(4)	551	(30)
Corporate notes and bonds	9,443	(477)	786	(77)	10,229	(554)
Municipal securities	178	(12)	74	(7)	252	(19)

Total	$69,641	$(2,368)	$3,138	$(446)	$72,779	$(2,814)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Adjusted Cost Basis	Estimated Fair Value

June 30, 2023

Due in one year or less	$38,182	$38,048
Due after one year through five years	47,127	44,490
Due after five years through 10 years	13,262	11,628
Due after 10 years	1,298	1,166

Total	$99,869	$95,332

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

Equity

Securities held in our equity investments portfolio are subject to market price risk. At times, we may hold options, futures, and swap contracts. These contracts are not designated as hedging instruments.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. These contracts are not designated as hedging instruments and are included in “Other contracts” in the tables below.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2023, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

PART II

Item 8

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2023	June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$635
Interest rate contracts purchased	1,078	1,139

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	7,874	10,322
Foreign exchange contracts sold	25,159	21,606
Equity contracts purchased	3,867	1,131
Equity contracts sold	2,154	0
Other contracts purchased	1,224	1,642
Other contracts sold	581	544

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	June 30, 2023		June 30, 2022

Designated as Hedging Instruments

Foreign exchange contracts	$34	$(67)	$0	$(77)
Interest rate contracts	16	0	3	0

Not Designated as Hedging Instruments

Foreign exchange contracts	249	(332)	333	(362)
Equity contracts	165	(400)	5	(95)
Other contracts	5	(6)	15	(17)

Gross amounts of derivatives	469	(805)	356	(551)
Gross amounts of derivatives offset in the balance sheet	(202)	206	(130)	133
Cash collateral received	0	(125)	0	(75)

Net amounts of derivatives	$267	$(724)	$226	$(493)

Reported as

Short-term investments	$6	$0	$8	$0
Other current assets	245	0	218	0
Other long-term assets	16	0	0	0
Other current liabilities	0	(341)	0	(298)
Other long-term liabilities	0	(383)	0	(195)

Total	$267	$(724)	$226	$(493)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $442 million and $804 million, respectively, as of June 30, 2023, and $343 million and $550 million, respectively, as of June 30, 2022.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2023

Derivative assets	$0	$462	$7	$469
Derivative liabilities	0	(805)	0	(805)

June 30, 2022

Derivative assets	1	349	6	356
Derivative liabilities	0	(551)	0	(551)

PART II

Item 8

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$49	$193
Hedged items	0	(50)	(188)
Excluded from effectiveness assessment	0	4	30
Interest rate contracts
Derivatives	(65)	(92)	(37)
Hedged items	38	108	53

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive income	61	(79)	17

Not Designated as Hedging Instruments

Foreign exchange contracts	(73)	383	27
Equity contracts	(420)	13	(6)
Other contracts	(41)	(85)	15

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$34	$(57)	$34

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2023	2022

Raw materials	$709	$1,144
Work in process	23	82
Finished goods	1,768	2,516

Total	$2,500	$3,742

PART II

Item 8

NOTE 7 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2023	2022

Land	$5,683	$4,734
Buildings and improvements	68,465	55,014
Leasehold improvements	8,537	7,819
Computer equipment and software	74,961	60,631
Furniture and equipment	6,246	5,860

Total, at cost	163,892	134,058
Accumulated depreciation	(68,251)	(59,660)

Total, net	$95,641	$74,398

During fiscal years 2023, 2022, and 2021, depreciation expense was $11.0 billion, $12.6 billion, and $9.3 billion, respectively. Depreciation expense declined in fiscal year 2023 due to the change in estimated useful lives of our server and network equipment.

As of June 30, 2023, we have committed $13.5 billion for the construction of new buildings, building improvements, and leasehold improvements, primarily related to datacenters.

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

PART II

Item 8

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

Activision Blizzard, Inc.

On January 18, 2022, we entered into a definitive agreement to acquire Activision Blizzard, Inc. (“Activision Blizzard”) for $95.00 per share in an all-cash transaction valued at $68.7 billion, inclusive of Activision Blizzard’s net cash. Activision Blizzard is a leader in game development and an interactive entertainment content publisher. The acquisition will accelerate the growth in our gaming business across mobile, PC, console, and cloud gaming. The acquisition has been approved by Activision Blizzard’s shareholders. We continue to work toward closing the transaction subject to obtaining required regulatory approvals and satisfaction of other customary closing conditions. Microsoft and Activision Blizzard have jointly agreed to extend the merger agreement through October 18, 2023 to allow for additional time to resolve remaining regulatory concerns.

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2021	Acquisitions	Other	June 30, 2022	Acquisitions	Other	June 30, 2023

Productivity and Business Processes	$24,317	$599	$(105)	$24,811	$11	$(47)	$24,775
Intelligent Cloud	13,256	16,879	47	30,182	223	64	30,469
More Personal Computing	12,138	648	(255)	12,531	0	111	12,642

Total	$49,711	$18,126	$(313)	$67,524	$234	$128	$67,886

PART II

Item 8

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

No instances of impairment were identified in our May 1, 2023, May 1, 2022, or May 1, 2021 tests. As of June 30, 2023 and 2022, accumulated goodwill impairment was $11.3 billion.

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,			2023			2022

Technology-based	$11,245	$(7,589)	$3,656	$11,277	$(6,958)	$4,319
Customer-related	7,281	(4,047)	3,234	7,342	(3,171)	4,171
Marketing-related	4,935	(2,473)	2,462	4,942	(2,143)	2,799
Contract-based	29	(15)	14	16	(7)	9

Total	$23,490	$(14,124)	$9,366	$23,577	$(12,279)	$11,298

No material impairments of intangible assets were identified during fiscal years 2023, 2022, or 2021. We estimate that we have no significant residual value related to our intangible assets.

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2023		2022

Technology-based	$522	7 years	$2,611	4 years
Customer-related	0	0 years	2,837	9 years
Marketing-related	7	5 years	233	4 years
Contract-based	12	3 years	0	0 years

Total	$541	6 years	$5,681	7 years

Intangible assets amortization expense was $2.5 billion, $2.0 billion, and $1.6 billion for fiscal years 2023, 2022, and 2021, respectively.

PART II

Item 8

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2023:

(In millions)

Year Ending June 30,

2024	$2,363
2025	1,881
2026	1,381
2027	929
2028	652
Thereafter	2,160

Total	$9,366

NOTE 11 — DEBT

The components of debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			June 30, 2023	June 30, 2022

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	1,204
2013 issuance of $5.2 billion	2023	–	2043	3.63%	–	4.88%	3.73%	–	4.92%	1,814	2,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,509	2,404
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	10,805
2016 issuance of $19.8 billion	2023	–	2056	2.00%	–	3.95%	2.10%	–	4.03%	9,430	9,430
2017 issuance of $17.0 billion	2024	–	2057	2.88%	–	4.50%	3.04%	–	4.53%	8,945	8,945
2020 issuance of $10.0 billion	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										52,866	55,511
Unamortized discount and issuance costs										(438)	(471)
Hedge fair value adjustments (a)										(106)	(68)
Premium on debt exchange										(5,085)	(5,191)

Total debt										47,237	49,781
Current portion of long-term debt										(5,247)	(2,749)

Long-term debt										$41,990	$47,032

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of June 30, 2023 and 2022, the estimated fair value of long-term debt, including the current portion, was $46.2 billion and $50.9 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually. Cash paid for interest on our debt for fiscal years 2023, 2022, and 2021 was $1.7 billion, $1.9 billion, and $2.0 billion, respectively.

PART II

Item 8

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2023:

(In millions)

Year Ending June 30,

2024	$5,250
2025	2,250
2026	3,000
2027	8,000
2028	0
Thereafter	34,366

Total	$52,866

NOTE 12 — INCOME TAXES

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Current Taxes

U.S. federal	$14,009	$8,329	$3,285
U.S. state and local	2,322	1,679	1,229
Foreign	6,678	6,672	5,467

Current taxes	$23,009	$16,680	$9,981

Deferred Taxes

U.S. federal	$(6,146)	$(4,815)	$25
U.S. state and local	(477)	(1,062)	(204)
Foreign	564	175	29

Deferred taxes	$(6,059)	$(5,702)	$(150)

Provision for income taxes	$16,950	$10,978	$9,831

PART II

Item 8

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

U.S.	$52,917	$47,837	$34,972
Foreign	36,394	35,879	36,130

Income before income taxes	$89,311	$83,716	$71,102

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2023	2022	2021

Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign earnings taxed at lower rates	(1.8)%	(1.3)%	(2.7)%
Impact of intangible property transfers	0%	(3.9)%	0%
Foreign-derived intangible income deduction	(1.3)%	(1.1)%	(1.3)%
State income taxes, net of federal benefit	1.6%	1.4%	1.4%
Research and development credit	(1.1)%	(0.9)%	(0.9)%
Excess tax benefits relating to stock-based compensation	(0.7)%	(1.9)%	(2.4)%
Interest, net	0.8%	0.5%	0.5%
Other reconciling items, net	0.5%	(0.7)%	(1.8)%

Effective rate	19.0%	13.1%	13.8%

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

The decrease from the federal statutory rate in fiscal year 2023 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland. The decrease from the federal statutory rate in fiscal year 2022 is primarily due to the net income tax benefit related to the transfer of intangible properties, earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, and tax benefits relating to stock-based compensation. The decrease from the federal statutory rate in fiscal year 2021 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland and Puerto Rico, tax benefits relating to stock-based compensation, and tax benefits from the India Supreme Court decision on withholding taxes. In fiscal year 2023, our foreign regional operating center in Ireland, which is taxed at a rate lower than the U.S. rate, generated 81% of our foreign income before tax. In fiscal years 2022 and 2021, our foreign regional operating centers in Ireland and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 71% and 82% of our foreign income before tax. Other reconciling items, net consists primarily of tax credits and GILTI tax, and in fiscal year 2021, includes tax benefits from the India Supreme Court decision on withholding taxes. In fiscal years 2023, 2022, and 2021, there were no individually significant other reconciling items.

PART II

Item 8

The increase in our effective tax rate for fiscal year 2023 compared to fiscal year 2022 was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation. The decrease in our effective tax rate for fiscal year 2022 compared to fiscal year 2021 was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties, offset in part by changes in the mix of our income before income taxes between the U.S. and foreign countries, as well as tax benefits in the prior year from the India Supreme Court decision on withholding taxes, an agreement between the U.S. and India tax authorities related to transfer pricing, and final Tax Cuts and Jobs Act (“TCJA”) regulations.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2023	2022

Deferred Income Tax Assets

Stock-based compensation expense	$681	$601
Accruals, reserves, and other expenses	3,131	2,874
Loss and credit carryforwards	1,441	1,546
Amortization (a)	9,440	10,183
Leasing liabilities	5,041	4,557
Unearned revenue	3,296	2,876
Book/tax basis differences in investments and debt	373	0
Capitalized research and development (a)	6,958	473
Other	489	461

Deferred income tax assets	30,850	23,571
Less valuation allowance	(939)	(1,012)

Deferred income tax assets, net of valuation allowance	$29,911	$22,559

Deferred Income Tax Liabilities

Book/tax basis differences in investments and debt	$0	$(174)
Leasing assets	(4,680)	(4,291)
Depreciation	(2,674)	(1,602)
Deferred tax on foreign earnings	(2,738)	(3,104)
Other	(89)	(103)

Deferred income tax liabilities	$(10,181)	$(9,274)

Net deferred income tax assets	$19,730	$13,285

Reported As

Other long-term assets	$20,163	$13,515
Long-term deferred income tax liabilities	(433)	(230)

Net deferred income tax assets	$19,730	$13,285

(a)
Provisions enacted in the TCJA related to the capitalization for tax purposes of research and development expenditures became effective on July 1, 2022. These provisions require us to capitalize research and development expenditures and amortize them on our U.S. tax return over five or fifteen years, depending on where research is conducted.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

As of June 30, 2023, we had federal, state, and foreign net operating loss carryforwards of $509 million, $1.2 billion, and $2.3 billion, respectively. The federal and state net operating loss carryforwards have varying expiration dates ranging from fiscal year 2024 to 2043 or indefinite carryforward periods, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation but are expected to be realized with the exception of those which have a valuation allowance. As of June 30, 2023, we had $456 million federal capital loss carryforwards for U.S. tax purposes from our acquisition of Nuance. The federal capital loss carryforwards are subject to an annual limitation and will expire in fiscal year 2025.

PART II

Item 8

The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards, federal capital loss carryforwards, and other net deferred tax assets that may not be realized.

Income taxes paid, net of refunds, were $23.1 billion, $16.0 billion, and $13.4 billion in fiscal years 2023, 2022, and 2021, respectively.

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2023, 2022, and 2021, were $17.1 billion, $15.6 billion, and $14.6 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2023, 2022, and 2021 by $14.4 billion, $13.3 billion, and $12.5 billion, respectively.

As of June 30, 2023, 2022, and 2021, we had accrued interest expense related to uncertain tax positions of $5.2 billion, $4.3 billion, and $4.3 billion, respectively, net of income tax benefits. The provision for income taxes for fiscal years 2023, 2022, and 2021 included interest expense related to uncertain tax positions of $918 million, $36 million, and $274 million, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Beginning unrecognized tax benefits	$15,593	$14,550	$13,792
Decreases related to settlements	(329)	(317)	(195)
Increases for tax positions related to the current year	1,051	1,145	790
Increases for tax positions related to prior years	870	461	461
Decreases for tax positions related to prior years	(60)	(246)	(297)
Decreases due to lapsed statutes of limitations	(5)	0	(1)

Ending unrecognized tax benefits	$17,120	$15,593	$14,550

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

As of June 30, 2023, the primary unresolved issues for the IRS audits relate to transfer pricing, which could have a material impact in our consolidated financial statements when the matters are resolved. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved key transfer pricing issues. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2022, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

PART II

Item 8

NOTE 13 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2023	2022

Productivity and Business Processes	$27,572	$24,558
Intelligent Cloud	21,563	19,371
More Personal Computing	4,678	4,479

Total	$53,813	$48,408

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2023

Balance, beginning of period	$48,408
Deferral of revenue	123,935
Recognition of unearned revenue	(118,530)

Balance, end of period	$53,813

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $229 billion as of June 30, 2023, of which $224 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 14 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 18 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Operating lease cost	$2,875	$2,461	$2,127

Finance lease cost:
Amortization of right-of-use assets	$1,352	$980	$921
Interest on lease liabilities	501	429	386

Total finance lease cost	$1,853	$1,409	$1,307

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,706	$2,368	$2,052
Operating cash flows from finance leases	501	429	386
Financing cash flows from finance leases	1,056	896	648

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,514	5,268	4,380
Finance leases	3,128	4,234	3,290

PART II

Item 8

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2023	2022

Operating Leases

Operating lease right-of-use assets	$14,346	$13,148

Other current liabilities	$2,409	$2,228
Operating lease liabilities	12,728	11,489

Total operating lease liabilities	$15,137	$13,717

Finance Leases

Property and equipment, at cost	$20,538	$17,388
Accumulated depreciation	(4,647)	(3,285)

Property and equipment, net	$15,891	$14,103

Other current liabilities	$1,197	$1,060
Other long-term liabilities	15,870	13,842

Total finance lease liabilities	$17,067	$14,902

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	11 years	12 years

Weighted Average Discount Rate

Operating leases	2.9%	2.1%
Finance leases	3.4%	3.1%

The following table outlines maturities of our lease liabilities as of June 30, 2023:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2024	$2,784	$1,747
2025	2,508	2,087
2026	2,142	1,771
2027	1,757	1,780
2028	1,582	1,787
Thereafter	6,327	11,462

Total lease payments	17,100	20,634
Less imputed interest	(1,963)	(3,567)

Total	$15,137	$17,067

As of June 30, 2023, we have additional operating and finance leases, primarily for datacenters, that have not yet commenced of $7.7 billion and $34.4 billion, respectively. These operating and finance leases will commence between fiscal year 2024 and fiscal year 2030 with lease terms of 1 year to 18 years.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which were stricken by the court. A hearing on general causation took place in September of 2022. In April of 2023, the court granted defendants’ motion to strike the testimony of plaintiffs’ experts that cell phones cause brain cancer and entered an order excluding all of plaintiffs’ experts from testifying.

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In April 2023, the IDPC provided LinkedIn with a non-public preliminary draft decision alleging GDPR violations and proposing a fine. Microsoft intends to challenge the preliminary draft decision. There is no set timeline for the IDPC to issue a final decision.

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

As of June 30, 2023, we accrued aggregate legal liabilities of $617 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART II

Item 8

NOTE 16 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Balance, beginning of year	7,464	7,519	7,571
Issued	37	40	49
Repurchased	(69)	(95)	(101)

Balance, end of year	7,432	7,464	7,519

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020 and was completed in November 2021.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of June 30, 2023, $22.3 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2023		2022		2021

First Quarter	17	$4,600	21	$6,200	25	$5,270
Second Quarter	20	4,600	20	6,233	27	5,750
Third Quarter	18	4,600	26	7,800	25	5,750
Fourth Quarter	14	4,600	28	7,800	24	6,200

Total	69	$18,400	95	$28,033	101	$22,970

PART II

Item 8

All repurchases were made using cash resources. Shares repurchased during fiscal year 2023 and the fourth and third quarters of fiscal year 2022 were under the share repurchase program approved on September 14, 2021. Shares repurchased during the second quarter of fiscal year 2022 were under the share repurchase programs approved on both September 14, 2021 and September 18, 2019. All other shares repurchased were under the share repurchase program approved on September 18, 2019. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $3.8 billion, $4.7 billion, and $4.4 billion for fiscal years 2023, 2022, and 2021, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2023				(In millions)

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,066
November 29, 2022	February 16, 2023	March 9, 2023	0.68	5,059
March 14, 2023	May 18, 2023	June 8, 2023	0.68	5,054
June 13, 2023	August 17, 2023	September 14, 2023	0.68	5,054

Total			$2.72	$20,233

Fiscal Year 2022

September 14, 2021	November 18, 2021	December 9, 2021	$0.62	$4,652
December 7, 2021	February 17, 2022	March 10, 2022	0.62	4,645
March 14, 2022	May 19, 2022	June 9, 2022	0.62	4,632
June 14, 2022	August 18, 2022	September 8, 2022	0.62	4,621

Total			$2.48	$18,550

The dividend declared on June 13, 2023 was included in other current liabilities as of June 30, 2023.

PART II

Item 8

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2023	2022	2021

Derivatives

Balance, beginning of period	$(13)	$(19)	$(38)
Unrealized gains (losses), net of tax of $9, $(15), and $9	34	(57)	34
Reclassification adjustments for (gains) losses included in other income (expense), net	(61)	79	(17)
Tax expense (benefit) included in provision for income taxes	13	(16)	2

Amounts reclassified from accumulated other comprehensive income (loss)	(48)	63	(15)

Net change related to derivatives, net of tax of $(4), $1, and $7	(14)	6	19

Balance, end of period	$(27)	$(13)	$(19)

Investments

Balance, beginning of period	$(2,138)	$3,222	$5,478
Unrealized losses, net of tax of $(393), $(1,440), and $(589)	(1,523)	(5,405)	(2,216)
Reclassification adjustments for (gains) losses included in other income (expense), net	99	57	(63)
Tax expense (benefit) included in provision for income taxes	(20)	(12)	13

Amounts reclassified from accumulated other comprehensive income (loss)	79	45	(50)

Net change related to investments, net of tax of $(373), $(1,428), and $(602)	(1,444)	(5,360)	(2,266)
Cumulative effect of accounting changes	0	0	10

Balance, end of period	$(3,582)	$(2,138)	$3,222

Translation Adjustments and Other

Balance, beginning of period	$(2,527)	$(1,381)	$(2,254)
Translation adjustments and other, net of tax of $0, $0, and $(9)	(207)	(1,146)	873

Balance, end of period	$(2,734)	$(2,527)	$(1,381)

Accumulated other comprehensive income (loss), end of period	$(6,343)	$(4,678)	$1,822

NOTE 18 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Stock-based compensation expense	$9,611	$7,502	$6,118
Income tax benefits related to stock-based compensation	1,651	1,293	1,065

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

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year ended June 30,	2023	2022	2021

Dividends per share (quarterly amounts)	$0.62 – 0.68	$0.56 – 0.62	$0.51 – 0.56
Interest rates	2.0% – 5.4%	0.03% – 3.6%	0.01% – 1.5%

During fiscal year 2023, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	93	$227.59
Granted (a)	56	252.59
Vested	(44)	206.90
Forfeited	(9)	239.93

Nonvested balance, end of year	96	$250.37

(a)
Includes 1 million, 1 million, and 2 million of PSUs granted at target and performance adjustments above target levels for fiscal years 2023, 2022, and 2021, respectively.

As of June 30, 2023, total unrecognized compensation costs related to stock awards were $18.6 billion. These costs are expected to be recognized over a weighted average period of three years. The weighted average grant-date fair value of stock awards granted was $252.59, $291.22, and $221.13 for fiscal years 2023, 2022, and 2021, respectively. The fair value of stock awards vested was $11.9 billion, $14.1 billion, and $13.4 billion, for fiscal years 2023, 2022, and 2021, respectively. As of June 30, 2023, an aggregate of 164 million shares were authorized for future grant under our stock plans.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period.

Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2023	2022	2021

Shares purchased	7	7	8
Average price per share	$245.59	$259.55	$207.88

As of June 30, 2023, 74 million shares of our common stock were reserved for future issuance through the ESPP.

PART II

Item 8

Savings Plans

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We match a portion of each dollar a participant contributes into the plans. Employer-funded retirement benefits for all plans were $1.6 billion, $1.4 billion, and $1.2 billion in fiscal years 2023, 2022, and 2021, respectively, and were expensed as contributed.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•
Office Commercial (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, Microsoft Viva, and Microsoft 365 Copilot.
•
Office Consumer, including Microsoft 365 Consumer subscriptions, Office licensed on-premises, and other Office services.
•
LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics business solutions, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM (including Customer Insights), Power Apps, and Power Automate; and on-premises ERP and CRM applications.

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
•
Enterprise Services, including Enterprise Support Services, Industry Solutions (formerly Microsoft Consulting Services), and Nuance professional services.

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
•
Devices, including Surface, HoloLens, and PC accessories.

PART II

Item 8

•
Gaming, including Xbox hardware and Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, advertising, third-party disc royalties, and other cloud services.
•
Search and news advertising, comprising Bing (including Bing Chat), Microsoft News, Microsoft Edge, and third-party affiliates.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2023	2022	2021

Revenue

Productivity and Business Processes	$69,274	$63,364	$53,915
Intelligent Cloud	87,907	74,965	59,728
More Personal Computing	54,734	59,941	54,445

Total	$211,915	$198,270	$168,088

Operating Income

Productivity and Business Processes	$34,189	$29,690	$24,351
Intelligent Cloud	37,884	33,203	26,471
More Personal Computing	16,450	20,490	19,094

Total	$88,523	$83,383	$69,916

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2023, 2022, or 2021. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

United States (a)	$106,744	$100,218	$83,953
Other countries	105,171	98,052	84,135

Total	$211,915	$198,270	$168,088

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2023	2022	2021

Server products and cloud services	$79,970	$67,350	$52,589
Office products and cloud services	48,728	44,862	39,872
Windows	21,507	24,732	22,488
Gaming	15,466	16,230	15,370
LinkedIn	15,145	13,816	10,289
Search and news advertising	12,208	11,591	9,267
Enterprise Services	7,722	7,407	6,943
Devices	5,521	7,306	7,143
Dynamics	5,437	4,687	3,754
Other	211	289	373

Total	$211,915	$198,270	$168,088

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $111.6 billion, $91.4 billion, and $69.1 billion in fiscal years 2023, 2022, and 2021, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, LinkedIn, and Dynamics in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2023	2022	2021

United States	$114,380	$106,430	$76,153
Ireland	16,359	15,505	13,303
Other countries	56,500	44,433	38,858

Total	$187,239	$166,368	$128,314

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

PART II

Item 8

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

PART II

Item 8

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

July 27, 2023

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2023; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated July 27, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 27, 2023

PART II, III

Item 9B, 9C, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 7, 2023 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)
Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/2016

3.2	Bylaws of Microsoft Corporation		8-K		3.2	7/3/2023

4.1	Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	10/29/2015

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/2009

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/2010

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/2011

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/2012

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/2013

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/2013

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/2013

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/2013

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/12/2015

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	11/3/2015

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	8/5/2016

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/2017

4.16	Thirteenth Supplemental Indenture for 2.525% Notes due 2050 and 2.675% Notes due 2060, dated as of June 1, 2020, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	6/1/2020

4.17	Fourteenth Supplemental Indenture for 2.921% Notes due 2052 and 3.041% Notes due 2062, dated as of March 17, 2021, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	3/17/2021

4.18	Description of Securities		10-K	6/30/2019	4.16	8/1/2019

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.1	10/20/2016

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/2012	10.4	7/26/2012

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.5*	Microsoft Corporation Deferred Compensation Plan		10-K	6/30/2018	10.5	8/3/2018

10.6*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/2017

10.7*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/2018

10.8*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/2018

10.9	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/2016	10.12	10/20/2016

10.10	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Officers’ Indemnification Trust Agreement		10-K	6/30/2020	10.25	7/30/2020

10.11	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-K	6/30/2019	10.13	8/1/2019

10.12	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Directors’ Indemnification Trust Agreement		10-K	6/30/2020	10.26	7/30/2020

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/2017	10.14	1/31/2018

10.15*	Microsoft Corporation Executive Incentive Plan		8-K		10.1	9/19/2018

10.19*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/2016	10.17	10/20/2016

10.20*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.18	10/20/2016

10.21*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.25	10/20/2016

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/2016	10.22	10/20/2016

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/2014

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/2014	10.24	1/26/2015

10.25*	Offer Letter, dated October 25, 2020, between Microsoft Corporation and Christopher Young		10-Q	9/30/2021	10.27	10/26/2021

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

* Indicates a management contract or compensatory plan or arrangement.

** Furnished, not filed.

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 27, 2023.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 27, 2023.

Signature	Title

/s/ SATYA NADELLA	Chairman and Chief Executive Officer (Principal Executive Officer)
Satya Nadella

/s/ REID HOFFMAN	Director
Reid Hoffman

/s/ HUGH F. JOHNSTON	Director
Hugh F. Johnston

/s/ TERI L. LIST	Director
Teri L. List

/s/ SANDRA E. PETERSON	Lead Independent Director
Sandra E. Peterson

/s/ PENNY S. PRITZKER	Director
Penny S. Pritzker

/s/ CARLOS A. RODRIGUEZ	Director
Carlos A. Rodriguez

/s/ CHARLES W. SCHARF	Director
Charles W. Scharf

/s/ JOHN W. STANTON	Director
John W. Stanton

/s/ JOHN W. THOMPSON	Director
John W. Thompson

/s/ EMMA N. WALMSLEY	Director
Emma N. Walmsley

/s/ PADMASREE WARRIOR	Director
Padmasree Warrior

/s/ AMY E. HOOD	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Amy E. Hood

/s/ ALICE L. JOLLA	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Alice L. Jolla