Form 10-Q
period 2023-09-30
MICROSOFT CORP
filed 2023-10-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2023

Common Stock, $0.00000625 par value per share	7,432,262,329 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2023

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2023	2022

Revenue:
Product	$15,535	$15,741
Service and other	40,982	34,381

Total revenue	56,517	50,122

Cost of revenue:
Product	3,531	4,302
Service and other	12,771	11,150

Total cost of revenue	16,302	15,452

Gross margin	40,215	34,670
Research and development	6,659	6,628
Sales and marketing	5,187	5,126
General and administrative	1,474	1,398

Operating income	26,895	21,518
Other income, net	389	54

Income before income taxes	27,284	21,572
Provision for income taxes	4,993	4,016

Net income	$22,291	$17,556

Earnings per share:
Basic	$3.00	$2.35
Diluted	$2.99	$2.35

Weighted average shares outstanding:
Basic	7,429	7,457
Diluted	7,462	7,485

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2023	2022

Net income	$22,291	$17,556

Other comprehensive income (loss), net of tax:
Net change related to derivatives	21	7
Net change related to investments	(260)	(1,897)
Translation adjustments and other	(355)	(775)

Other comprehensive loss	(594)	(2,665)

Comprehensive income	$21,697	$14,891

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2023	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$80,452	$34,704
Short-term investments	63,499	76,558

Total cash, cash equivalents, and short-term investments	143,951	111,262
Accounts receivable, net of allowance for doubtful accounts of $512 and $650	36,953	48,688
Inventories	3,000	2,500
Other current assets	23,682	21,807

Total current assets	207,586	184,257
Property and equipment, net of accumulated depreciation of $69,486 and $68,251	102,502	95,641
Operating lease right-of-use assets	15,435	14,346
Equity investments	11,423	9,879
Goodwill	67,790	67,886
Intangible assets, net	8,895	9,366
Other long-term assets	32,154	30,601

Total assets	$445,785	$411,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,307	$18,095
Short-term debt	25,808	0
Current portion of long-term debt	3,748	5,247
Accrued compensation	6,990	11,009
Short-term income taxes	8,035	4,152
Short-term unearned revenue	46,429	50,901
Other current liabilities	14,475	14,745

Total current liabilities	124,792	104,149
Long-term debt	41,946	41,990
Long-term income taxes	22,983	25,560
Long-term unearned revenue	2,759	2,912
Deferred income taxes	470	433
Operating lease liabilities	13,487	12,728
Other long-term liabilities	18,634	17,981

Total liabilities	225,071	205,753

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,431 and 7,432	95,508	93,718
Retained earnings	132,143	118,848
Accumulated other comprehensive loss	(6,937)	(6,343)

Total stockholders’ equity	220,714	206,223

Total liabilities and stockholders’ equity	$445,785	$411,976

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2023	2022

Operations
Net income	$22,291	$17,556
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	3,921	2,790
Stock-based compensation expense	2,507	2,192
Net recognized losses (gains) on investments and derivatives	14	(22)
Deferred income taxes	(568)	(1,191)
Changes in operating assets and liabilities:
Accounts receivable	11,034	11,729
Inventories	(505)	(543)
Other current assets	(796)	(332)
Other long-term assets	(2,013)	(666)
Accounts payable	1,214	(1,567)
Unearned revenue	(4,126)	(3,322)
Income taxes	1,425	410
Other current liabilities	(4,106)	(4,024)
Other long-term liabilities	291	188

Net cash from operations	30,583	23,198

Financing
Proceeds from issuance of debt, maturities of 90 days or less, net	18,692	0
Proceeds from issuance of debt	7,073	0
Repayments of debt	(1,500)	(1,000)
Common stock issued	685	575
Common stock repurchased	(4,831)	(5,573)
Common stock cash dividends paid	(5,051)	(4,621)
Other, net	(307)	(264)

Net cash from (used in) financing	14,761	(10,883)

Investing
Additions to property and equipment	(9,917)	(6,283)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,186)	(349)
Purchases of investments	(8,460)	(5,013)
Maturities of investments	15,718	6,662
Sales of investments	5,330	2,711
Other, net	(982)	(860)

Net cash from (used in) investing	503	(3,132)

Effect of foreign exchange rates on cash and cash equivalents	(99)	(230)

Net change in cash and cash equivalents	45,748	8,953
Cash and cash equivalents, beginning of period	34,704	13,931

Cash and cash equivalents, end of period	$80,452	$22,884

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2023	2022

Common stock and paid-in capital
Balance, beginning of period	$93,718	$86,939
Common stock issued	685	575
Common stock repurchased	(1,401)	(1,171)
Stock-based compensation expense	2,507	2,192
Other, net	(1)	0

Balance, end of period	95,508	88,535

Retained earnings
Balance, beginning of period	118,848	84,281
Net income	22,291	17,556
Common stock cash dividends	(5,571)	(5,064)
Common stock repurchased	(3,425)	(4,399)

Balance, end of period	132,143	92,374

Accumulated other comprehensive loss
Balance, beginning of period	(6,343)	(4,678)
Other comprehensive loss	(594)	(2,665)

Balance, end of period	(6,937)	(7,343)

Total stockholders’ equity	$220,714	$173,566

Cash dividends declared per common share	$0.75	$0.68

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2023 Form 10-K filed with the U.S. Securities and Exchange Commission on July 27, 2023.

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

PART I

Item 1

Contract Balances and Other Receivables

As of both September 30, 2023 and June 30, 2023, long-term accounts receivable, net of allowance for doubtful accounts, was $4.5 billion and is included in other long-term assets in our consolidated balance sheets.

As of September 30, 2023 and June 30, 2023, other receivables related to activities to facilitate the purchase of server components were $10.2 billion and $9.2 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of September 30, 2023 and June 30, 2023, our financing receivables, net were $4.8 billion and $5.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2023	2022

Net income available for common shareholders (A)	$22,291	$17,556

Weighted average outstanding shares of common stock (B)	7,429	7,457
Dilutive effect of stock-based awards	33	28

Common stock and common stock equivalents (C)	7,462	7,485

Earnings Per Share

Basic (A/B)	$3.00	$2.35
Diluted (A/C)	$2.99	$2.35

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Interest and dividends income	$1,166	$641
Interest expense	(525)	(500)
Net recognized gains (losses) on investments	(107)	13
Net gains on derivatives	93	9
Net losses on foreign currency remeasurements	(101)	(78)
Other, net	(137)	(31)

Total	$389	$54

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Realized gains from sales of available-for-sale securities	$2	$3
Realized losses from sales of available-for-sale securities	(25)	(20)
Impairments and allowance for credit losses	(6)	(18)

Total	$(29)	$(35)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Net realized gains on investments sold	$45	$83
Net unrealized losses on investments still held	(123)	(28)
Impairments of investments	0	(7)

Total	$(78)	$48

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

September 30, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$3,008	$0	$0	$3,008	$3,005	$3	$0
Certificates of deposit	Level 2	1,694	0	0	1,694	1,650	44	0
U.S. government securities	Level 1	56,210	2	(4,147)	52,065	255	51,810	0
U.S. agency securities	Level 2	29	0	0	29	0	29	0
Foreign government bonds	Level 2	516	1	(24)	493	5	488	0
Mortgage- and asset-backed securities	Level 2	863	1	(52)	812	0	812	0
Corporate notes and bonds	Level 2	10,443	3	(612)	9,834	0	9,834	0
Corporate notes and bonds	Level 3	122	0	0	122	0	122	0
Municipal securities	Level 2	283	1	(21)	263	0	263	0
Municipal securities	Level 3	104	0	(16)	88	0	88	0

Total debt investments		$73,272	$8	$(4,872)	$68,408	$4,915	$63,493	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$70,729	$68,159	$0	$2,570
Equity investments	Other				8,853	0	0	8,853

Total equity investments					$79,582	$68,159	$0	$11,423

Cash					$7,378	$7,378	$0	$0
Derivatives, net (a)					6	0	6	0

Total					$155,374	$80,452	$63,499	$11,423

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$16,589	$0	$0	$16,589	$12,231	$4,358	$0
Certificates of deposit	Level 2	2,701	0	0	2,701	2,657	44	0
U.S. government securities	Level 1	65,237	2	(3,870)	61,369	2,991	58,378	0
U.S. agency securities	Level 2	2,703	0	0	2,703	894	1,809	0
Foreign government bonds	Level 2	498	1	(24)	475	0	475	0
Mortgage- and asset-backed securities	Level 2	824	1	(39)	786	0	786	0
Corporate notes and bonds	Level 2	10,809	8	(583)	10,234	0	10,234	0
Corporate notes and bonds	Level 3	120	0	0	120	0	120	0
Municipal securities	Level 2	285	1	(18)	268	7	261	0
Municipal securities	Level 3	103	0	(16)	87	0	87	0

Total debt investments		$99,869	$13	$(4,550)	$95,332	$18,780	$76,552	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$10,138	$7,446	$0	$2,692
Equity investments	Other				7,187	0	0	7,187

Total equity investments					$17,325	$7,446	$0	$9,879

Cash					$8,478	$8,478	$0	$0
Derivatives, net (a)					6	0	6	0

Total					$121,141	$34,704	$76,558	$9,879

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of both September 30, 2023 and June 30, 2023, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $4.2 billion.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2023

U.S. government and agency securities	$526	$(23)	$51,241	$(4,124)	$51,767	$(4,147)
Foreign government bonds	72	(4)	411	(20)	483	(24)
Mortgage- and asset-backed securities	309	(12)	417	(40)	726	(52)
Corporate notes and bonds	2,044	(49)	7,568	(563)	9,612	(612)
Municipal securities	67	(1)	235	(36)	302	(37)

Total	$3,018	$(89)	$59,872	$(4,783)	$62,890	$(4,872)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2023

U.S. government and agency securities	$7,950	$(336)	$45,273	$(3,534)	$53,223	$(3,870)
Foreign government bonds	77	(5)	391	(19)	468	(24)
Mortgage- and asset-backed securities	257	(5)	412	(34)	669	(39)
Corporate notes and bonds	2,326	(49)	7,336	(534)	9,662	(583)
Municipal securities	111	(3)	186	(31)	297	(34)

Total	$10,721	$(398)	$53,598	$(4,152)	$64,319	$(4,550)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of September 30, 2023:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

September 30, 2023

Due in one year or less	$13,575	$13,451
Due after one year through five years	46,882	44,003
Due after five years through 10 years	11,489	9,801
Due after 10 years	1,326	1,153

Total	$73,272	$68,408

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

PART I

Item 1

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2023, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2023	June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,084	1,078

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	6,957	7,874
Foreign exchange contracts sold	17,026	25,159
Equity contracts purchased	3,548	3,867
Equity contracts sold	2,154	2,154
Other contracts purchased	1,698	1,224
Other contracts sold	678	581

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	September 30, 2023		June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts	$21	$(75)	$34	$(67)
Interest rate contracts	9	0	16	0

Not Designated as Hedging Instruments

Foreign exchange contracts	503	(331)	249	(332)
Equity contracts	95	(342)	165	(400)
Other contracts	8	(24)	5	(6)

Gross amounts of derivatives	636	(772)	469	(805)
Gross amounts of derivatives offset in the balance sheet	(294)	296	(202)	206
Cash collateral received	0	(103)	0	(125)

Net amounts of derivatives	$342	$(579)	$267	$(724)

Reported as

Short-term investments	$6	$0	$6	$0
Other current assets	327	0	245	0
Other long-term assets	9	0	16	0
Other current liabilities	0	(259)	0	(341)
Other long-term liabilities	0	(320)	0	(383)

Total	$342	$(579)	$267	$(724)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $627 million and $772 million, respectively, as of September 30, 2023, and $442 million and $804 million, respectively, as of June 30, 2023.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2023

Derivative assets	$2	$629	$5	$636
Derivative liabilities	0	(772)	0	(772)

June 30, 2023

Derivative assets	0	462	7	469
Derivative liabilities	0	(805)	0	(805)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$(16)	$(43)
Hedged items	3	43

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(46)	(59)

Not Designated as Hedging Instruments

Foreign exchange contracts	206	240
Equity contracts	113	12
Other contracts	(33)	(10)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(15)	$(40)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2023	June 30, 2023

Raw materials	$520	$709
Work in process	15	23
Finished goods	2,465	1,768

Total	$3,000	$2,500

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2023	Acquisitions	Other	September 30, 2023

Productivity and Business Processes	$24,775	$0	$(16)	$24,759
Intelligent Cloud	30,469	0	(49)	30,420
More Personal Computing	12,642	0	(31)	12,611

Total	$67,886	$0	$(96)	$67,790

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

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2023			June 30, 2023

Technology-based	$11,409	$(7,904)	$3,505	$11,245	$(7,589)	$3,656
Customer-related	7,281	(4,284)	2,997	7,281	(4,047)	3,234
Marketing-related	4,935	(2,555)	2,380	4,935	(2,473)	2,462
Contract-based	30	(17)	13	29	(15)	14

Total	$23,655	$(14,760)	$8,895	$23,490	$(14,124)	$9,366

Intangible assets amortization expense was $636 million and $633 million for the three months ended September 30, 2023 and 2022, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2023:

(In millions)

Year Ending June 30,

2024 (excluding the three months ended September 30, 2023)	$1,748
2025	1,905
2026	1,407
2027	952
2028	675
Thereafter	2,208

Total	$8,895

PART I

Item 1

NOTE 9 — DEBT

Short-term Debt

As of September 30, 2023, we had $25.8 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.4% and maturities ranging from 7 days to 190 days. The estimated fair value of this commercial paper approximates its carrying value. As of June 30, 2023, we had no commercial paper issued or outstanding.

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2023	June 30, 2023

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion	2023	–	2043	3.63%	–	4.88%	3.73%	–	4.92%	1,814	1,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,435	2,509
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	9,430
2017 issuance of $17.0 billion	2024	–	2057	2.88%	–	4.50%	3.04%	–	4.53%	8,945	8,945
2020 issuance of $10.0 billion	2050	–	2060	2.53%	–	2.68%	2.53%	–	2.68%	10,000	10,000
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185

Total face value										51,292	52,866
Unamortized discount and issuance costs										(431)	(438)
Hedge fair value adjustments (a)										(109)	(106)
Premium on debt exchange										(5,058)	(5,085)

Total debt										45,694	47,237
Current portion of long-term debt										(3,748)	(5,247)

Long-term debt										$41,946	$41,990

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2023 and June 30, 2023, the estimated fair value of long-term debt, including the current portion, was $41.8 billion and $46.2 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2023:

(In millions)

Year Ending June 30,

2024 (excluding the three months ended September 30, 2023)	$3,750
2025	2,250
2026	3,000
2027	8,000
2028	0
Thereafter	34,292

Total	$51,292

PART I

Item 1

NOTE 10 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% and 19% for the three months ended September 30, 2023 and 2022, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to tax benefits from tax law changes in the first quarter of fiscal year 2024, including the impact from the issuance of Notice 2023-55 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department, which delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2023, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of September 30, 2023 and June 30, 2023, unrecognized tax benefits and other income tax liabilities were $19.8 billion and $18.7 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2023, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2023, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 11 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2023	June 30, 2023

Productivity and Business Processes	$25,316	$27,572
Intelligent Cloud	19,471	21,563
More Personal Computing	4,401	4,678

Total	$49,188	$53,813

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2023

Balance, beginning of period	$53,813
Deferral of revenue	27,646
Recognition of unearned revenue	(32,271)

Balance, end of period	$49,188

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $216 billion as of September 30, 2023, of which $212 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 12 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 18 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Operating lease cost	$775	$662

Finance lease cost:
Amortization of right-of-use assets	$380	$189
Interest on lease liabilities	149	113

Total finance lease cost	$529	$302

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$795	$654
Operating cash flows from finance leases	149	113
Financing cash flows from finance leases	285	256

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,804	1,189
Finance leases	1,704	611

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2023	June 30, 2023

Operating Leases

Operating lease right-of-use assets	$15,435	$14,346

Other current liabilities	$2,538	$2,409
Operating lease liabilities	13,487	12,728

Total operating lease liabilities	$16,025	$15,137

Finance Leases

Property and equipment, at cost	$21,892	$20,538
Accumulated depreciation	(4,949)	(4,647)

Property and equipment, net	$16,943	$15,891

Other current liabilities	$1,577	$1,197
Other long-term liabilities	16,577	15,870

Total finance lease liabilities	$18,154	$17,067

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	11 years	11 years

Weighted Average Discount Rate

Operating leases	3.1%	2.9%
Finance leases	3.6%	3.4%

The following table outlines maturities of our lease liabilities as of September 30, 2023:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2024 (excluding the three months ended September 30, 2023)	$2,287	$1,378
2025	2,834	2,196
2026	2,365	1,883
2027	1,961	1,890
2028	1,767	1,900
Thereafter	6,803	12,934

Total lease payments	18,017	22,181
Less imputed interest	(1,992)	(4,027)

Total	$16,025	$18,154

As of September 30, 2023, we had additional operating and finance leases, primarily for datacenters, that had not yet commenced of $7.5 billion and $75.1 billion, respectively. These operating and finance leases will commence between fiscal year 2024 and fiscal year 2030 with lease terms of 1 year to 18 years.

PART I

Item 1

NOTE 13 — CONTINGENCIES

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which were stricken by the court. A hearing on general causation took place in September of 2022. In April of 2023, the court granted defendants’ motion to strike the testimony of plaintiffs’ experts that cell phones cause brain cancer and entered an order excluding all of plaintiffs’ experts from testifying. The plaintiffs appealed the court’s order in August of 2023.

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

As of September 30, 2023, we accrued aggregate legal liabilities of $597 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, has no expiration date, and may be terminated at any time. As of September 30, 2023, $18.7 billion remained of this $60.0 billion share repurchase program.

PART I

Item 1

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2024		2023

First Quarter	11	$3,560	17	$4,600

All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.3 billion and $973 million for the first quarter of fiscal years 2024 and 2023, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2024				(In millions)

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,573

Fiscal Year 2023

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,066

The dividend declared on September 19, 2023 was included in other current liabilities as of September 30, 2023.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2023	2022

Derivatives

Balance, beginning of period	$(27)	$(13)
Unrealized losses, net of tax of $(4) and $(11)	(15)	(40)

Reclassification adjustments for losses included in other income (expense), net	46	59
Tax benefit included in provision for income taxes	(10)	(12)

Amounts reclassified from accumulated other comprehensive loss	36	47

Net change related to derivatives, net of tax of $6 and $1	21	7

Balance, end of period	$(6)	$(6)

Investments

Balance, beginning of period	$(3,582)	$(2,138)
Unrealized losses, net of tax of $(75) and $(510)	(283)	(1,925)

Reclassification adjustments for losses included in other income (expense), net	29	35
Tax benefit included in provision for income taxes	(6)	(7)

Amounts reclassified from accumulated other comprehensive loss	23	28

Net change related to investments, net of tax of $(69) and $(503)	(260)	(1,897)

Balance, end of period	$(3,842)	$(4,035)

Translation Adjustments and Other

Balance, beginning of period	$(2,734)	$(2,527)
Translation adjustments and other, net of tax of $0 and $0	(355)	(775)

Balance, end of period	$(3,089)	$(3,302)

Accumulated other comprehensive loss, end of period	$(6,937)	$(7,343)

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

PART I

Item 1

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
•
Enterprise and partner services, including Enterprise Support Services, Industry Solutions, Nuance professional services, Microsoft Partner Network, and Learning Experience.

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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2023	2022

Revenue

Productivity and Business Processes	$18,592	$16,465
Intelligent Cloud	24,259	20,325
More Personal Computing	13,666	13,332

Total	$56,517	$50,122

Operating Income

Productivity and Business Processes	$9,970	$8,323
Intelligent Cloud	11,751	8,978
More Personal Computing	5,174	4,217

Total	$26,895	$21,518

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2023 or 2022. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2023	2022

United States (a)	$28,812	$25,867
Other countries	27,705	24,255

Total	$56,517	$50,122

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Server products and cloud services	$22,308	$18,388
Office products and cloud services	13,140	11,577
Windows	5,567	5,313
Gaming	3,919	3,610
LinkedIn	3,913	3,628
Search and news advertising	3,053	2,913
Enterprise and partner services	1,944	1,929
Dynamics	1,540	1,260
Devices	1,125	1,448
Other	8	56

Total	$56,517	$50,122

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $31.8 billion and $25.7 billion for the three months ended September 30, 2023 and 2022, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, LinkedIn, and Dynamics in the table above.

PART I

Item 1

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 17 — SUBSEQUENT EVENT

On October 13, 2023, we completed our acquisition of Activision Blizzard, Inc. (“Activision Blizzard”) for a cash payment of $61.8 billion, net of cash acquired. Activision Blizzard is a leader in game development and an interactive entertainment content publisher. The acquisition will accelerate the growth in our gaming business across mobile, PC, console, and cloud gaming.

Due to the limited amount of time since closing the transaction, the preliminary allocation of the purchase price is not yet complete. The initial purchase price allocation will be provided within our Form 10-Q for the second quarter of fiscal year 2024, and we expect most of the purchase price will be allocated to goodwill and other identifiable intangible assets. Activision Blizzard will be included in our consolidated financial statements beginning on the date of acquisition and reported as part of our More Personal Computing segment.

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2023, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 27, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 24, 2023

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2023, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2024 compared with the first quarter of fiscal year 2023 included:

•
Microsoft Cloud revenue increased 24% to $31.8 billion.
•
Office Commercial products and cloud services revenue increased 15% driven by Office 365 Commercial growth of 18%.
•
Office Consumer products and cloud services revenue increased 3% and Microsoft 365 Consumer subscribers grew to 76.7 million.
•
LinkedIn revenue increased 8%.
•
Dynamics products and cloud services revenue increased 22% driven by Dynamics 365 growth of 28%.
•
Server products and cloud services revenue increased 21% driven by Azure and other cloud services growth of 29%.
•
Windows revenue increased 5% with Windows original equipment manufacturer licensing (“Windows OEM”) revenue growth of 4% and Windows Commercial products and cloud services revenue growth of 8%.
•
Devices revenue decreased 22%.
•
Xbox content and services revenue increased 13%.
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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations in the first quarter of fiscal year 2024.

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

In the first quarter of fiscal year 2024, we made updates to the presentation and method of calculation for certain metrics, revising our Microsoft Cloud revenue metric to include revenue growth and expanding our Microsoft 365 Consumer subscribers metric to include Microsoft 365 Basic subscribers, aligning with how we manage our business.

Commercial

Our commercial business primarily consists of Server products and cloud services, Office Commercial, Windows Commercial, the commercial portion of LinkedIn, Enterprise and partner services, and Dynamics. Our commercial metrics allow management and investors to assess the overall health of our commercial business and include leading indicators of future performance.

Commercial remaining performance obligation	Commercial portion of revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Microsoft Cloud revenue and revenue growth	Revenue from Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties

Microsoft Cloud gross margin percentage	Gross margin percentage for our Microsoft Cloud business

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

PART I

Item 2

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2023	2022

Revenue	$56,517	$50,122	13%
Gross margin	40,215	34,670	16%
Operating income	26,895	21,518	25%
Net income	22,291	17,556	27%
Diluted earnings per share	2.99	2.35	27%

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Revenue increased $6.4 billion or 13% driven by growth in Intelligent Cloud and Productivity and Business Processes. Intelligent Cloud revenue increased driven by Azure and other cloud services. Productivity and Business Processes revenue increased driven by Office 365 Commercial. More Personal Computing revenue increased driven by growth in Gaming and Windows, offset in part by a decline in Devices.

Cost of revenue increased $850 million or 6% driven by growth in Microsoft Cloud, offset in part by a decline in Devices.

Gross margin increased $5.5 billion or 16% driven by growth across each of our segments.

•
Gross margin percentage increased. Excluding the impact of the prior year change in accounting estimate for the useful lives of our server and network equipment, gross margin percentage increased 3 points driven by improvements across each of our segments.
•
Microsoft Cloud gross margin percentage increased slightly to 73%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 2 points driven by improvement in Azure and other cloud services and Office 365 Commercial.

Operating expenses increased $168 million or 1% driven by marketing, LinkedIn, and cloud engineering, offset in part by a decline in Devices.

Operating income increased $5.4 billion or 25% driven by growth across each of our segments.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2023	2022

Revenue

Productivity and Business Processes	$18,592	$16,465	13%
Intelligent Cloud	24,259	20,325	19%
More Personal Computing	13,666	13,332	3%

Total	$56,517	$50,122	13%

Operating Income

Productivity and Business Processes	$9,970	$8,323	20%
Intelligent Cloud	11,751	8,978	31%
More Personal Computing	5,174	4,217	23%

Total	$26,895	$21,518	25%

Reportable Segments

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Productivity and Business Processes

Revenue increased $2.1 billion or 13%.

•
Office Commercial products and cloud services revenue increased $1.5 billion or 15%. Office 365 Commercial revenue grew 18% with seat growth of 10%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 17% driven by continued customer shift to cloud offerings.
•
Office Consumer products and cloud services revenue increased $44 million or 3%. Microsoft 365 Consumer subscribers grew 18% to 76.7 million.
•
LinkedIn revenue increased $285 million or 8% primarily driven by Talent Solutions.
•
Dynamics products and cloud services revenue increased $280 million or 22% driven by Dynamics 365 growth of 28%.

Operating income increased $1.6 billion or 20%.

•
Gross margin increased $1.8 billion or 13% driven by growth in Office 365 Commercial. Gross margin percentage increased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Office 365 Commercial.
•
Operating expenses increased $119 million or 2% primarily driven by LinkedIn.

Intelligent Cloud

Revenue increased $3.9 billion or 19%.

•
Server products and cloud services revenue increased $3.9 billion or 21% driven by Azure and other cloud services. Azure and other cloud services revenue grew 29% driven by growth in our consumption-based services. Server products revenue increased 2% driven by demand for Windows Server and SQL Server running in multi-cloud environments, offset in part by continued customer shift to cloud offerings.
•
Enterprise and partner services revenue increased $15 million or 1% driven by growth in Enterprise Support Services, offset in part by a decline in Industry Solutions.

PART I

Item 2

Operating income increased $2.8 billion or 31%.

•
Gross margin increased $2.9 billion or 20% driven by growth in Azure and other cloud services. Gross margin percentage increased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement in Azure and other cloud services.
•
Operating expenses increased $86 million or 2% driven by investments in Azure and other cloud services.

More Personal Computing

Revenue increased $334 million or 3%.

•
Windows revenue increased $254 million or 5% driven by growth in Windows Commercial and Windows OEM. Windows Commercial products and cloud services revenue increased 8% driven by demand for Microsoft 365. Windows OEM revenue increased 4%.
•
Gaming revenue increased $309 million or 9% driven by growth in Xbox content and services. Xbox content and services revenue increased 13% driven by growth in first-party content and Xbox Game Pass. Xbox hardware revenue decreased 7% driven by lower volume of consoles sold, offset in part by higher price of consoles sold.
•
Search and news advertising revenue increased $140 million or 5%. Search and news advertising revenue excluding traffic acquisition costs increased 10% driven by higher search volume.
•
Devices revenue decreased $323 million or 22%.

Operating income increased $957 million or 23%.

•
Gross margin increased $920 million or 13% driven by growth in Gaming and Windows. Gross margin percentage increased primarily driven by sales mix shift.
•
Operating expenses decreased $37 million or 1% driven by a decline in Devices, offset in part by investments in Gaming.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2023	2022

Research and development	$6,659	$6,628	0%
As a percent of revenue	12%	13%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Research and development expenses increased slightly driven by cloud engineering, LinkedIn, and Windows, offset in part by a decline in Devices.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2023	2022

Sales and marketing	$5,187	$5,126	1%
As a percent of revenue	9%	10%	(1)ppt

PART I

Item 2

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Sales and marketing expenses increased $61 million or 1% driven by investments in Gaming.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2023	2022

General and administrative	$1,474	$1,398	5%
As a percent of revenue	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

General and administrative expenses increased $76 million or 5% driven by legal expenses.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2023	2022

Interest and dividends income	$1,166	$641
Interest expense	(525)	(500)
Net recognized gains (losses) on investments	(107)	13
Net gains on derivatives	93	9
Net losses on foreign currency remeasurements	(101)	(78)
Other, net	(137)	(31)

Total	$389	$54

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Interest and dividends income increased due to higher yields and higher portfolio balances. Interest expense increased due to the issuance of commercial paper. Net recognized losses on investments increased due to losses on equity securities in the current period as opposed to gains in the prior period. Net gains on derivatives increased due to higher gains on equity derivatives.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% and 19% for the three months ended September 30, 2023 and 2022, respectively. The decrease in our effective tax rate for the current quarter compared to the prior year was primarily due to tax benefits from tax law changes in the first quarter of fiscal year 2024, including the impact from the issuance of Notice 2023-55 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department, which delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2023, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2023, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2023, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $144.0 billion and $111.3 billion as of September 30, 2023 and June 30, 2023, respectively. Equity investments were $11.4 billion and $9.9 billion as of September 30, 2023 and June 30, 2023, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $7.4 billion to $30.6 billion for the three months ended September 30, 2023, mainly due to an increase in cash received from customers and a decrease in cash paid to suppliers. Cash from financing increased $25.6 billion to $14.8 billion for the three months ended September 30, 2023, mainly due to a $25.3 billion increase in proceeds from issuance of debt, net of repayments. Cash from investing increased $3.6 billion to $503 million for the three months ended September 30, 2023, mainly due to an $8.2 billion increase in cash from net investment purchases, sales, and maturities, offset in part by a $3.6 billion increase in cash used for additions to property and equipment.

Debt Proceeds

We issue debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Refer to Note 9 – Debt of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of September 30, 2023:

(In millions)

Three Months Ending

December 31, 2023	$21,006
March 31, 2024	14,860
June 30, 2024	8,551
September 30, 2024	2,012
Thereafter	2,759

Total	$49,188

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable. Refer to Note 11 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of September 30, 2023, we had a remaining transition tax liability of $7.7 billion, of which $3.7 billion is short-term and payable in the first quarter of fiscal year 2025.

Share Repurchases

For the three months ended September 30, 2023 and 2022, we repurchased 11 million shares and 17 million shares of our common stock for $3.6 billion and $4.6 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of September 30, 2023, $18.7 billion remained of our $60 billion share repurchase program. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the three months ended September 30, 2023 and 2022, our Board of Directors declared quarterly dividends of $0.75 per share and $0.68 per share, totaling $5.6 billion and $5.1 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Other Planned Uses of Capital

On October 13, 2023, we completed our acquisition of Activision Blizzard, Inc. for a cash payment of $61.8 billion, net of cash acquired.

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

Judgment is required to determine the standalone selling price (“SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with SA or software updates provided at no additional charge. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2023	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(8,240)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(29)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,660)	Fair Value
Credit	100 basis point increase in credit spreads	(340)	Fair Value
Equity	10% decrease in equity market prices	(862)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in March 2022 we completed our acquisition of Nuance Communications, Inc., and in October 2023 we completed our acquisition of Activision Blizzard, Inc. (“Activision Blizzard”). In January 2023 we announced the third phase of our OpenAI strategic partnership. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, and cybersecurity. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. In addition, an acquisition may be subject to challenge even after it has been completed. For example, the Federal Trade Commission continues to challenge our Activision Blizzard acquisition and could, if successful, alter or unwind the transaction. These events could adversely affect our consolidated financial statements.

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

Laws and regulations relating to anti-corruption and trade could result in increased costs, fines, criminal penalties, or reputational damage. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them, and also cooperate with investigations by U.S. and foreign law enforcement authorities. An example of increasing international regulatory complexity is the EU Whistleblower Directive, initiated in 2021, which presents compliance challenges as it is implemented in different forms by EU member states. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, partners, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.

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

In addition, the EU General Data Protection Regulation (“GDPR”), which applies to all of our activities conducted from an establishment in the EU or related to products and services offered in the EU, imposes a range of compliance obligations regarding the handling of personal data. More recently, the EU has been developing new requirements related to the use of data, including in the Digital Markets Act, the Digital Services Act, and the Data Act, that add additional rules and restriction on the use of data in our products and services. Engineering efforts to build and maintain capabilities to facilitate compliance with these laws involve substantial expense and the diversion of engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under these and other data regulations, or if our implementation to comply makes our offerings less attractive. Compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply, or if regulators assert we have failed to comply (including in response to complaints made by customers), it may lead to regulatory enforcement actions, which can result in significant monetary penalties, private lawsuits, reputational damage, blockage of product offerings or of international data transfers, and loss of customers. The highest fines assessed under GDPR have recently been increasing, especially against large technology companies, and European data protection authorities have taken action to block or remove services from their markets. Jurisdictions around the world, such as China, India, and states in the U.S. have adopted, or are considering adopting or expanding, laws and regulations imposing obligations regarding the collection, handling, and transfer of personal data.

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

PART II

Item 1A

We are regularly under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under Internal Revenue Service audit for prior tax years and have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for the tax years 2004 to 2013. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. The final resolution of the proposed adjustments, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

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

PART II

Item 1A

Abrupt political change, terrorist activity, and armed conflict, such as the ongoing conflict in Ukraine, pose economic and other risks, which may negatively impact our ability to sell to and collect from customers, increase our operating costs, or otherwise disrupt our operations in markets both directly and indirectly impacted by such events. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes may negatively impact our revenues.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

July 1, 2023 – July 31, 2023	4,176,800	$341.81	4,176,800	$20,882
August 1, 2023 – August 31, 2023	5,401,235	325.01	5,401,235	19,126
September 1, 2023 – September 30, 2023	1,136,549	331.62	1,136,549	18,749

	10,714,584		10,714,584

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,573

We returned $9.1 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2024. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended September 30, 2023, the following Section 16 officers and directors adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•
Satya Nadella, our Chief Executive Officer and Chairman of the Board of Directors, adopted a new written trading plan on September 7, 2023. The plan’s maximum duration is until September 6, 2024. The first trade will not occur until February 28, 2024, at the earliest. The trading plan is intended to permit Mr. Nadella to sell (i) 49% of net vested shares of our common stock pursuant to a Restricted Stock Award that will vest on February 28, 2024, and (ii) 49% of net vested shares of our common stock pursuant to Restricted Stock Awards that will vest on August 31, 2024.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2023.

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

October 24, 2023