Form 10-Q
period 2023-12-31
MICROSOFT CORP
filed 2024-01-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 25, 2024

Common Stock, $0.00000625 par value per share	7,430,436,229 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2023

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Revenue:
Product	$18,941	$16,517	$34,476	$32,258
Service and other	43,079	36,230	84,061	70,611

Total revenue	62,020	52,747	118,537	102,869

Cost of revenue:
Product	5,964	5,690	9,495	9,992
Service and other	13,659	11,798	26,430	22,948

Total cost of revenue	19,623	17,488	35,925	32,940

Gross margin	42,397	35,259	82,612	69,929
Research and development	7,142	6,844	13,801	13,472
Sales and marketing	6,246	5,679	11,433	10,805
General and administrative	1,977	2,337	3,451	3,735

Operating income	27,032	20,399	53,927	41,917
Other expense, net	(506)	(60)	(117)	(6)

Income before income taxes	26,526	20,339	53,810	41,911
Provision for income taxes	4,656	3,914	9,649	7,930

Net income	$21,870	$16,425	$44,161	$33,981

Earnings per share:
Basic	$2.94	$2.20	$5.94	$4.56
Diluted	$2.93	$2.20	$5.92	$4.54

Weighted average shares outstanding:
Basic	7,432	7,451	7,431	7,454
Diluted	7,468	7,473	7,465	7,479

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Net income	$21,870	$16,425	$44,161	$33,981

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(3)	(32)	18	(25)
Net change related to investments	1,331	348	1,071	(1,549)
Translation adjustments and other	660	570	305	(205)

Other comprehensive income (loss)	1,988	886	1,394	(1,779)

Comprehensive income	$23,858	$17,311	$45,555	$32,202

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2023	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$17,305	$34,704
Short-term investments	63,712	76,558

Total cash, cash equivalents, and short-term investments	81,017	111,262
Accounts receivable, net of allowance for doubtful accounts of $591 and $650	42,831	48,688
Inventories	1,615	2,500
Other current assets	21,930	21,807

Total current assets	147,393	184,257
Property and equipment, net of accumulated depreciation of $72,949 and $68,251	112,308	95,641
Operating lease right-of-use assets	16,398	14,346
Equity investments	13,367	9,879
Goodwill	118,931	67,886
Intangible assets, net	29,896	9,366
Other long-term assets	32,265	30,601

Total assets	$470,558	$411,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,695	$18,095
Short-term debt	27,041	0
Current portion of long-term debt	2,250	5,247
Accrued compensation	8,813	11,009
Short-term income taxes	5,787	4,152
Short-term unearned revenue	43,068	50,901
Other current liabilities	16,362	14,745

Total current liabilities	121,016	104,149
Long-term debt	44,928	41,990
Long-term income taxes	25,890	25,560
Long-term unearned revenue	2,966	2,912
Deferred income taxes	2,548	433
Operating lease liabilities	14,155	12,728
Other long-term liabilities	20,787	17,981

Total liabilities	232,290	205,753

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,432 and 7,432	97,480	93,718
Retained earnings	145,737	118,848
Accumulated other comprehensive loss	(4,949)	(6,343)

Total stockholders’ equity	238,268	206,223

Total liabilities and stockholders’ equity	$470,558	$411,976

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Operations
Net income	$21,870	$16,425	$44,161	$33,981
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	5,959	3,648	9,880	6,438
Stock-based compensation expense	2,828	2,538	5,335	4,730
Net recognized losses on investments and derivatives	198	214	212	192
Deferred income taxes	(1,702)	(1,305)	(2,270)	(2,496)
Changes in operating assets and liabilities:
Accounts receivable	(2,951)	(3,164)	8,083	8,565
Inventories	1,474	1,305	969	762
Other current assets	725	(392)	(71)	(724)
Other long-term assets	(1,427)	(65)	(3,440)	(731)
Accounts payable	(2,521)	(2,058)	(1,307)	(3,625)
Unearned revenue	(5,538)	(5,186)	(9,664)	(8,508)
Income taxes	(1,554)	(2,863)	(129)	(2,453)
Other current liabilities	1,518	1,819	(2,588)	(2,205)
Other long-term liabilities	(26)	257	265	445

Net cash from operations	18,853	11,173	49,436	34,371

Financing
Proceeds from issuance (repayments) of debt, maturities of 90 days or less, net	(8,490)	0	10,202	0
Proceeds from issuance of debt	10,773	0	17,846	0
Repayments of debt	(2,916)	(750)	(4,416)	(1,750)
Common stock issued	261	243	946	818
Common stock repurchased	(4,000)	(5,459)	(8,831)	(11,032)
Common stock cash dividends paid	(5,574)	(5,066)	(10,625)	(9,687)
Other, net	(201)	(317)	(508)	(581)

Net cash from (used in) financing	(10,147)	(11,349)	4,614	(22,232)

Investing
Additions to property and equipment	(9,735)	(6,274)	(19,652)	(12,557)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(65,029)	(679)	(66,215)	(1,028)
Purchases of investments	(4,258)	(11,599)	(12,718)	(16,612)
Maturities of investments	4,150	6,928	19,868	13,590
Sales of investments	1,600	4,775	6,930	7,486
Other, net	1,347	(301)	365	(1,161)

Net cash used in investing	(71,925)	(7,150)	(71,422)	(10,282)

Effect of foreign exchange rates on cash and cash equivalents	72	88	(27)	(142)

Net change in cash and cash equivalents	(63,147)	(7,238)	(17,399)	1,715
Cash and cash equivalents, beginning of period	80,452	22,884	34,704	13,931

Cash and cash equivalents, end of period	$17,305	$15,646	$17,305	$15,646

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Common stock and paid-in capital
Balance, beginning of period	$95,508	$88,535	$93,718	$86,939
Common stock issued	261	243	946	818
Common stock repurchased	(1,300)	(1,090)	(2,701)	(2,261)
Stock-based compensation expense	2,828	2,538	5,335	4,730
Other, net	183	(1)	182	(1)

Balance, end of period	97,480	90,225	97,480	90,225

Retained earnings
Balance, beginning of period	132,143	92,374	118,848	84,281
Net income	21,870	16,425	44,161	33,981
Common stock cash dividends	(5,574)	(5,059)	(11,145)	(10,123)
Common stock repurchased	(2,702)	(4,372)	(6,127)	(8,771)

Balance, end of period	145,737	99,368	145,737	99,368

Accumulated other comprehensive loss
Balance, beginning of period	(6,937)	(7,343)	(6,343)	(4,678)
Other comprehensive income (loss)	1,988	886	1,394	(1,779)

Balance, end of period	(4,949)	(6,457)	(4,949)	(6,457)

Total stockholders’ equity	$238,268	$183,136	$238,268	$183,136

Cash dividends declared per common share	$0.75	$0.68	$1.50	$1.36

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

PART I

Item 1

Contract Balances and Other Receivables

As of December 31, 2023 and June 30, 2023, long-term accounts receivable, net of allowance for doubtful accounts, was $4.8 billion and $4.5 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of December 31, 2023 and June 30, 2023, other receivables related to activities to facilitate the purchase of server components were $8.8 billion and $9.2 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of December 31, 2023 and June 30, 2023, our financing receivables, net were $3.6 billion and $5.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

Recent Accounting Guidance

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Net income available for common shareholders (A)	$21,870	$16,425	$44,161	$33,981

Weighted average outstanding shares of common stock (B)	7,432	7,451	7,431	7,454
Dilutive effect of stock-based awards	36	22	34	25

Common stock and common stock equivalents (C)	7,468	7,473	7,465	7,479

Earnings Per Share

Basic (A/B)	$2.94	$2.20	$5.94	$4.56
Diluted (A/C)	$2.93	$2.20	$5.92	$4.54

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Interest and dividends income	$734	$700	$1,900	$1,341
Interest expense	(909)	(490)	(1,434)	(990)
Net recognized gains (losses) on investments	69	(15)	(38)	(2)
Net losses on derivatives	(267)	(199)	(174)	(190)
Net gains (losses) on foreign currency remeasurements	36	(18)	(65)	(96)
Other, net	(169)	(38)	(306)	(69)

Total	$(506)	$(60)	$(117)	$(6)

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Realized gains from sales of available-for-sale securities	$4	$27	$6	$30
Realized losses from sales of available-for-sale securities	(29)	(23)	(54)	(43)
Impairments and allowance for credit losses	18	5	12	(13)

Total	$(7)	$9	$(36)	$(26)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Net realized gains (losses) on investments sold	$(31)	$(8)	$14	$75
Net unrealized gains (losses) on investments still held	286	(7)	163	(35)
Impairments of investments	(179)	(9)	(179)	(16)

Total	$76	$(24)	$(2)	$24

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

December 31, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,577	$0	$0	$4,577	$4,574	$3	$0
Certificates of deposit	Level 2	2,973	0	0	2,973	2,931	42	0
U.S. government securities	Level 1	54,775	11	(2,848)	51,938	0	51,938	0
U.S. agency securities	Level 2	24	0	0	24	0	24	0
Foreign government bonds	Level 2	420	4	(12)	412	7	405	0
Mortgage- and asset-backed securities	Level 2	926	5	(31)	900	0	900	0
Corporate notes and bonds	Level 2	10,164	63	(349)	9,878	0	9,878	0
Corporate notes and bonds	Level 3	129	0	0	129	0	129	0
Municipal securities	Level 2	282	1	(13)	270	0	270	0
Municipal securities	Level 3	104	0	(16)	88	0	88	0

Total debt investments		$74,374	$84	$(3,269)	$71,189	$7,512	$63,677	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,276	$257	$0	$3,019
Equity investments	Other				10,348	0	0	10,348

Total equity investments					$13,624	$257	$0	$13,367

Cash					$9,536	$9,536	$0	$0
Derivatives, net (a)					35	0	35	0

Total					$94,384	$17,305	$63,712	$13,367

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity Investments

June 30, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$16,589	$0	$0	$16,589	$12,231	$4,358	$0
Certificates of deposit	Level 2	2,701	0	0	2,701	2,657	44	0
U.S. government securities	Level 1	65,237	2	(3,870)	61,369	2,991	58,378	0
U.S. agency securities	Level 2	2,703	0	0	2,703	894	1,809	0
Foreign government bonds	Level 2	498	1	(24)	475	0	475	0
Mortgage- and asset-backed securities	Level 2	824	1	(39)	786	0	786	0
Corporate notes and bonds	Level 2	10,809	8	(583)	10,234	0	10,234	0
Corporate notes and bonds	Level 3	120	0	0	120	0	120	0
Municipal securities	Level 2	285	1	(18)	268	7	261	0
Municipal securities	Level 3	103	0	(16)	87	0	87	0

Total debt investments		$99,869	$13	$(4,550)	$95,332	$18,780	$76,552	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$10,138	$7,446	$0	$2,692
Equity investments	Other				7,187	0	0	7,187

Total equity investments					$17,325	$7,446	$0	$9,879

Cash					$8,478	$8,478	$0	$0
Derivatives, net (a)					6	0	6	0

Total					$121,141	$34,704	$76,558	$9,879

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of December 31, 2023 and June 30, 2023, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $4.0 billion and $4.2 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2023

U.S. government and agency securities	$292	$(8)	$51,092	$(2,840)	$51,384	$(2,848)
Foreign government bonds	26	(1)	312	(11)	338	(12)
Mortgage- and asset-backed securities	185	(1)	403	(30)	588	(31)
Corporate notes and bonds	396	(6)	7,208	(343)	7,604	(349)
Municipal securities	46	0	240	(29)	286	(29)

Total	$945	$(16)	$59,255	$(3,253)	$60,200	$(3,269)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2023

U.S. government and agency securities	$7,950	$(336)	$45,273	$(3,534)	$53,223	$(3,870)
Foreign government bonds	77	(5)	391	(19)	468	(24)
Mortgage- and asset-backed securities	257	(5)	412	(34)	669	(39)
Corporate notes and bonds	2,326	(49)	7,336	(534)	9,662	(583)
Municipal securities	111	(3)	186	(31)	297	(34)

Total	$10,721	$(398)	$53,598	$(4,152)	$64,319	$(4,550)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of December 31, 2023:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

December 31, 2023

Due in one year or less	$17,257	$17,145
Due after one year through five years	46,857	44,848
Due after five years through 10 years	8,932	7,976
Due after 10 years	1,328	1,220

Total	$74,374	$71,189

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2023, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	December 31, 2023	June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,106	1,078

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	8,113	7,874
Foreign exchange contracts sold	20,772	25,159
Equity contracts purchased	3,731	3,867
Equity contracts sold	2,154	2,154
Other contracts purchased	1,643	1,224
Other contracts sold	739	581

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	December 31, 2023		June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts	$53	$(59)	$34	$(67)
Interest rate contracts	21	0	16	0

Not Designated as Hedging Instruments

Foreign exchange contracts	300	(702)	249	(332)
Equity contracts	104	(513)	165	(400)
Other contracts	42	0	5	(6)

Gross amounts of derivatives	520	(1,274)	469	(805)
Gross amounts of derivatives offset in the balance sheet	(227)	229	(202)	206
Cash collateral received	0	(190)	0	(125)

Net amounts of derivatives	$293	$(1,235)	$267	$(724)

Reported as

Short-term investments	$35	$0	$6	$0
Other current assets	237	0	245	0
Other long-term assets	21	0	16	0
Other current liabilities	0	(786)	0	(341)
Other long-term liabilities	0	(449)	0	(383)

Total	$293	$(1,235)	$267	$(724)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $459 million and $1.3 billion, respectively, as of December 31, 2023, and $442 million and $804 million, respectively, as of June 30, 2023.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2023

Derivative assets	$0	$511	$9	$520
Derivative liabilities	0	(1,274)	0	(1,274)

June 30, 2023

Derivative assets	0	462	7	469
Derivative liabilities	0	(805)	0	(805)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$22	$5	$6	$(38)
Hedged items	(34)	(8)	(31)	35

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	51	103	5	44

Not Designated as Hedging Instruments

Foreign exchange contracts	(334)	(250)	(128)	(10)
Equity contracts	(287)	(181)	(174)	(169)
Other contracts	36	(25)	3	(35)

Gains, net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$37	$49	$22	$9

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2023	June 30, 2023

Raw materials	$382	$709
Work in process	12	23
Finished goods	1,221	1,768

Total	$1,615	$2,500

NOTE 7 — BUSINESS COMBINATIONS

Activision Blizzard, Inc.

On October 13, 2023, we completed our acquisition of Activision Blizzard, Inc. (“Activision Blizzard”) for a total purchase price of $75.4 billion, consisting primarily of cash. Activision Blizzard is a leader in game development and an interactive entertainment content publisher. The acquisition will accelerate the growth in our gaming business across mobile, PC, console, and cloud gaming. The financial results of Activision Blizzard have been included in our consolidated financial statements since the date of the acquisition. Activision Blizzard is reported as part of our More Personal Computing segment.

PART I

Item 1

The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The primary areas that remain preliminary relate to the fair values of goodwill, intangible assets, and income taxes.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$12,976
Goodwill	50,945
Intangible assets	22,046
Other assets	2,420
Long-term debt	(2,800)
Long-term income taxes	(1,853)
Deferred income taxes	(4,644)
Other liabilities	(3,684)

Total purchase price	$75,406

Goodwill was assigned to our More Personal Computing segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Activision Blizzard. Substantially all of the goodwill is expected to be non-deductible for income tax purposes.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Marketing-related	$11,619	24 years
Technology-based	9,767	4 years
Customer-related	660	4 years

Fair value of intangible assets acquired	$22,046	15 years

Since the date of acquisition, the net impact of the Activision Blizzard acquisition on our consolidated income statements was revenue and operating loss of $2.1 billion and $437 million, respectively, for both the three and six months ended December 31, 2023. The change of Activision Blizzard content from third-party to first-party is reflected in the net impact.

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2022:

(In millions, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Revenue	$62,297	$55,002	$120,857	$106,799
Net income	22,025	16,364	44,334	33,266
Diluted earnings per share	2.95	2.19	5.94	4.45

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

PART I

Item 1

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2023	Acquisitions		Other	December 31, 2023

Productivity and Business Processes	$24,775	$0		$42	$24,817
Intelligent Cloud	30,469	0		(6)	30,463
More Personal Computing	12,642	50,945	(a)	64	63,651

Total	$67,886	$50,945		$100	$118,931

(a)
Includes goodwill of $50.9 billion related to Activision Blizzard. See Note 7 – Business Combinations for further information.

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2023				June 30, 2023

Marketing-related	$16,555		$(2,745)	$13,810	$4,935	$(2,473)	$2,462
Technology-based	21,426		(8,758)	12,668	11,245	(7,589)	3,656
Customer-related	7,939		(4,533)	3,406	7,281	(4,047)	3,234
Contract-based	31		(19)	12	29	(15)	14

Total	$45,951	(a)	$(16,055)	$29,896	$23,490	$(14,124)	$9,366

(a)
Includes intangible assets of $22.0 billion related to Activision Blizzard. See Note 7 – Business Combinations for further information.

Intangible assets amortization expense was $1.3 billion and $2.0 billion for the three and six months ended December 31, 2023, respectively, and $632 million and $1.3 billion for the three and six months ended December 31, 2022, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2023:

(In millions)

Year Ending June 30,

2024 (excluding the six months ended December 31, 2023)	$2,870
2025	5,746
2026	4,315
2027	2,681
2028	1,864
Thereafter	12,420

Total	$29,896

PART I

Item 1

NOTE 10 — DEBT

Short-term Debt

As of December 31, 2023, we had $27.0 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.5% and maturities ranging from 33 days to 216 days. The estimated fair value of this commercial paper approximates its carrying value. As of June 30, 2023, we had no commercial paper issued or outstanding.

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			December 31, 2023	June 30, 2023

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	1,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,541	2,509
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	9,430
2017 issuance of $17.1 billion (a)	2024	–	2057	2.88%	–	4.50%	3.04%	–	5.49%	9,083	8,945
2020 issuance of $10.1 billion (a)	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,000
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $3.4 billion (a)	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,401	0

Total face value										53,548	52,866
Unamortized discount and issuance costs										(1,264)	(438)
Hedge fair value adjustments (b)										(75)	(106)
Premium on debt exchange										(5,031)	(5,085)

Total debt										47,178	47,237
Current portion of long-term debt										(2,250)	(5,247)

Long-term debt										$44,928	$41,990

(a)
Includes $3.6 billion of debt at face value related to the Activision Blizzard acquisition. See Note 7 – Business Combinations for further information.
(b)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of December 31, 2023 and June 30, 2023, the estimated fair value of long-term debt, including the current portion, was $46.6 billion and $46.2 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2023:

(In millions)

Year Ending June 30,

2024 (excluding the six months ended December 31, 2023)	$2,250
2025	2,250
2026	3,000
2027	9,250
2028	0
Thereafter	36,798

Total	$53,548

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% and 19% for the three months ended December 31, 2023 and 2022, respectively, and 18% and 19% for the six months ended December 31, 2023 and 2022, respectively. The decrease in our effective tax rate for the three and six months ended December 31, 2023 compared to the prior year was primarily due to tax benefits from tax law changes, including the impact from the issuance of Notice 2023-55 and Notice 2023-80 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department. Notice 2023-55, issued in the first quarter of fiscal year 2024, delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2023, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of December 31, 2023 and June 30, 2023, unrecognized tax benefits and other income tax liabilities were $22.9 billion and $18.7 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets. The balance as of December 31, 2023 includes $1.9 billion of acquired unrecognized tax benefits and other income tax liabilities due to the acquisition of Activision Blizzard. See Note 7 – Business Combinations for further information.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of December 31, 2023, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2023, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2023	June 30, 2023

Productivity and Business Processes	$22,591	$27,572
Intelligent Cloud	17,696	21,563
More Personal Computing	5,747	4,678

Total	$46,034	$53,813

PART I

Item 1

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2023

Balance, beginning of period	$53,813
Deferral of revenue	59,828
Recognition of unearned revenue	(67,607)

Balance, end of period	$46,034

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $229 billion as of December 31, 2023, of which $222 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 18 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Operating lease cost	$817	$684	$1,591	$1,346

Finance lease cost:
Amortization of right-of-use assets	$408	$457	$788	$646
Interest on lease liabilities	168	119	317	232

Total finance lease cost	$576	$576	$1,105	$878

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$803	$645	$1,597	$1,299
Operating cash flows from finance leases	168	119	317	232
Financing cash flows from finance leases	288	262	573	518

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	847	525	2,651	1,714
Finance leases	1,796	598	3,500	1,209

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2023	June 30, 2023

Operating Leases

Operating lease right-of-use assets	$16,398	$14,346

Other current liabilities	$2,787	$2,409
Operating lease liabilities	14,155	12,728

Total operating lease liabilities	$16,942	$15,137

Finance Leases

Property and equipment, at cost	$24,245	$20,538
Accumulated depreciation	(5,484)	(4,647)

Property and equipment, net	$18,761	$15,891

Other current liabilities	$1,691	$1,197
Other long-term liabilities	18,506	15,870

Total finance lease liabilities	$20,197	$17,067

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	12 years	11 years

Weighted Average Discount Rate

Operating leases	3.3%	2.9%
Finance leases	3.7%	3.4%

The following table outlines maturities of our lease liabilities as of December 31, 2023:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2024 (excluding the six months ended December 31, 2023)	$1,614	$1,021
2025	3,091	2,411
2026	2,633	2,101
2027	2,179	2,109
2028	1,933	2,121
Thereafter	7,615	15,326

Total lease payments	19,065	25,089
Less imputed interest	(2,123)	(4,892)

Total	$16,942	$20,197

As of December 31, 2023, we had additional operating and finance leases, primarily for datacenters, that had not yet commenced of $7.5 billion and $85.1 billion, respectively. These operating and finance leases will commence between fiscal year 2024 and fiscal year 2030 with lease terms of 1 year to 20 years.

PART I

Item 1

NOTE 14 — CONTINGENCIES

U.S. Cell Phone Litigation

Microsoft Mobile Oy, a subsidiary of Microsoft, along with other handset manufacturers and network operators, is a defendant in 45 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims in our agreement to acquire Nokia’s Devices and Services business and have been substituted for the Nokia defendants. Twelve of these cases were consolidated for certain pre-trial proceedings; the remaining cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which were stricken by the court. A hearing on general causation took place in September of 2022. In April of 2023, the court granted defendants’ motion to strike the testimony of plaintiffs’ experts that cell phones cause brain cancer and entered an order excluding all of plaintiffs’ experts from testifying. The parties agreed to a stipulated dismissal of the consolidated cases to allow plaintiffs to appeal the expert testimony order. Plaintiffs appealed the court’s order in August of 2023. A hearing on the status of the stayed cases occurred in December of 2023.

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

As of December 31, 2023, we accrued aggregate legal liabilities of $703 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, has no expiration date, and may be terminated at any time. As of December 31, 2023, $15.9 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2024		2023

First Quarter	11	$3,560	17	$4,600
Second Quarter	7	2,800	20	4,600

Total	18	$6,360	37	$9,200

All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.2 billion and $2.5 billion for the three and six months ended December 31, 2023, respectively, and $859 million and $1.8 billion for the three and six months ended December 31, 2022, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2024				(In millions)

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,574
November 28, 2023	February 15, 2024	March 14, 2024	0.75	5,574

Total			$1.50	$11,148

Fiscal Year 2023

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,066
November 29, 2022	February 16, 2023	March 9, 2023	0.68	5,059

Total			$1.36	$10,125

The dividend declared on November 28, 2023 was included in other current liabilities as of December 31, 2023.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Derivatives

Balance, beginning of period	$(6)	$(6)	$(27)	$(13)
Unrealized gains, net of tax of $10, $13, $6, and $2	37	49	22	9

Reclassification adjustments for gains included in other income (expense), net	(51)	(103)	(5)	(44)
Tax expense included in provision for income taxes	11	22	1	10

Amounts reclassified from accumulated other comprehensive loss	(40)	(81)	(4)	(34)

Net change related to derivatives, net of tax of $(1), $(9), $5, and $(8)	(3)	(32)	18	(25)

Balance, end of period	$(9)	$(38)	$(9)	$(38)

Investments

Balance, beginning of period	$(3,842)	$(4,035)	$(3,582)	$(2,138)
Unrealized gains (losses), net of tax of $352, $89, $277, and $(421)	1,325	340	1,042	(1,585)

Reclassification adjustments for losses included in other income (expense), net	7	10	36	45
Tax benefit included in provision for income taxes	(1)	(2)	(7)	(9)

Amounts reclassified from accumulated other comprehensive loss	6	8	29	36

Net change related to investments, net of tax of $353, $91, $284, and $(412)	1,331	348	1,071	(1,549)

Balance, end of period	$(2,511)	$(3,687)	$(2,511)	$(3,687)

Translation Adjustments and Other

Balance, beginning of period	$(3,089)	$(3,302)	$(2,734)	$(2,527)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	660	570	305	(205)

Balance, end of period	$(2,429)	$(2,732)	$(2,429)	$(2,732)

Accumulated other comprehensive loss, end of period	$(4,949)	$(6,457)	$(4,949)	$(6,457)

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•
Office Commercial (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, Microsoft Viva, and Copilot for Microsoft 365.
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
•
Devices, including Surface, HoloLens, and PC accessories.
•
Gaming, including Xbox hardware and Xbox content and services, comprising first-party content (such as Activision Blizzard) and third-party content, including games and in-game content; Xbox Game Pass and other subscriptions; Xbox Cloud Gaming; advertising; third-party disc royalties; and other cloud services.
•
Search and news advertising, comprising Bing (including Copilot), Microsoft News, Microsoft Edge, and third-party affiliates.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Revenue

Productivity and Business Processes	$19,249	$17,002	$37,841	$33,467
Intelligent Cloud	25,880	21,508	50,139	41,833
More Personal Computing	16,891	14,237	30,557	27,569

Total	$62,020	$52,747	$118,537	$102,869

Operating Income

Productivity and Business Processes	$10,284	$8,175	$20,254	$16,498
Intelligent Cloud	12,461	8,904	24,212	17,882
More Personal Computing	4,287	3,320	9,461	7,537

Total	$27,032	$20,399	$53,927	$41,917

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2023 or 2022. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

United States (a)	$32,295	$26,976	$61,107	$52,843
Other countries	29,725	25,771	57,430	50,026

Total	$62,020	$52,747	$118,537	$102,869

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Server products and cloud services	$23,953	$19,594	$46,261	$37,982
Office products and cloud services	13,477	11,867	26,617	23,444
Gaming	7,111	4,758	11,030	8,368
Windows	5,262	4,808	10,829	10,121
LinkedIn	4,195	3,833	8,108	7,461
Search and news advertising	3,220	3,209	6,273	6,122
Enterprise and partner services	1,917	1,907	3,861	3,836
Dynamics products and cloud services	1,576	1,302	3,116	2,562
Devices	1,298	1,430	2,423	2,878
Other	11	39	19	95

Total	$62,020	$52,747	$118,537	$102,869

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $33.7 billion and $65.5 billion for the three and six months ended December 31, 2023, respectively, and $27.1 billion and $52.8 billion for the three and six months ended December 31, 2022, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

January 30, 2024

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

Highlights from the second quarter of fiscal year 2024 compared with the second quarter of fiscal year 2023 included:

•
Microsoft Cloud revenue increased 24% to $33.7 billion.
•
Office Commercial products and cloud services revenue increased 15% driven by Office 365 Commercial growth of 17%.
•
Office Consumer products and cloud services revenue increased 5% and Microsoft 365 Consumer subscribers grew to 78.4 million.
•
LinkedIn revenue increased 9%.
•
Dynamics products and cloud services revenue increased 21% driven by Dynamics 365 growth of 27%.
•
Server products and cloud services revenue increased 22% driven by Azure and other cloud services growth of 30%.
•
Windows revenue increased 9% with Windows original equipment manufacturer licensing (“Windows OEM”) revenue growth of 11% and Windows Commercial products and cloud services revenue growth of 9%.
•
Devices revenue decreased 9%.

PART I

Item 2

•
Xbox content and services revenue increased 61% driven by 55 points of net impact from the Activision Blizzard Inc. (“Activision Blizzard”) acquisition. The net impact reflects the change of Activision Blizzard content from third-party to first-party.
•
Search and news advertising revenue excluding traffic acquisition costs increased 8%.

On October 13, 2023, we completed our acquisition of Activision Blizzard for a total purchase price of $75.4 billion, consisting primarily of cash. The financial results of Activision Blizzard have been included in our consolidated financial statements since the date of the acquisition. Activision Blizzard is reported as part of our More Personal Computing segment. Refer to Note 7 – Business Combinations of the Notes to the Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies increased reported revenue and did not have a material impact on reported expenses from our international operations for the three months ended December 31, 2023, and did not have a material impact on reported revenue and expenses from our international operations for the six months ended December 31, 2023.

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

Office Commercial products and cloud services revenue growth

Revenue from Office Commercial products and cloud services (Office 365 subscriptions, the Office 365 portion of Microsoft 365 Commercial subscriptions, and Office licensed on-premises), comprising Office, Exchange, SharePoint, Microsoft Teams, Office 365 Security and Compliance, Microsoft Viva, and Copilot for Microsoft 365

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

PART I

Item 2

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

Xbox content and services revenue growth

Revenue from Xbox content and services, comprising first-party content (such as Activision Blizzard) and third-party content, including games and in-game content; Xbox Game Pass and other subscriptions; Xbox Cloud Gaming; advertising; third-party disc royalties; and other cloud services

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2023	2022		2023	2022

Revenue	$62,020	$52,747	18%	$118,537	$102,869	15%
Gross margin	42,397	35,259	20%	82,612	69,929	18%
Operating income	27,032	20,399	33%	53,927	41,917	29%
Net income	21,870	16,425	33%	44,161	33,981	30%
Diluted earnings per share	2.93	2.20	33%	5.92	4.54	30%

Adjusted gross margin (non-GAAP)	42,397	35,411	20%	82,612	70,081	18%
Adjusted operating income (non-GAAP)	27,032	21,570	25%	53,927	43,088	25%
Adjusted net income (non-GAAP)	21,870	17,371	26%	44,161	34,927	26%
Adjusted diluted earnings per share (non-GAAP)	2.93	2.32	26%	5.92	4.67	27%

Adjusted gross margin, operating income, net income, and diluted earnings per share (“EPS”) are non-GAAP financial measures. Prior year non-GAAP financial measures exclude the impact of a $1.2 billion charge in the second quarter of fiscal year 2023 (“Q2 charge”), which included employee severance expenses, impairment charges resulting from changes to our hardware portfolio, and costs related to lease consolidation activities. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

PART I

Item 2

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Revenue increased $9.3 billion or 18% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. More Personal Computing revenue increased driven by Gaming. Productivity and Business Processes revenue increased driven by Office 365 Commercial.

Cost of revenue increased $2.1 billion or 12% driven by growth in Microsoft Cloud and Gaming, offset in part by a decline in Devices.

Gross margin increased $7.1 billion or 20% driven by growth across each of our segments.

•
Gross margin percentage increased. Excluding the impact of the prior year change in accounting estimate for the useful lives of our server and network equipment, gross margin percentage increased 2 points driven by improvement in More Personal Computing.
•
Microsoft Cloud gross margin percentage of 72% was relatively unchanged. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 1 point driven by improvements in Azure and Office 365 Commercial, offset in part by the impact of scaling our AI infrastructure.

Operating expenses increased $505 million or 3% driven by Gaming, with 11 points of growth from the Activision Blizzard acquisition, offset in part by 7 points of favorable impact from the prior year Q2 charge.

Operating income increased $6.6 billion or 33% driven by growth across each of our segments.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 3%, respectively.

Prior year gross margin, operating income, net income, and diluted EPS were negatively impacted by the Q2 charge, which resulted in decreases of $152 million, $1.2 billion, $946 million, and $0.12, respectively.

Six Months Ended December 31, 2023 Compared with Six Months Ended December 31, 2022

Revenue increased $15.7 billion or 15% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Office 365 Commercial. More Personal Computing revenue increased driven by Gaming.

Cost of revenue increased $3.0 billion or 9% driven by growth in Microsoft Cloud and Gaming, offset in part by a decline in Devices.

Gross margin increased $12.7 billion or 18% driven by growth across each of our segments.

•
Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement in More Personal Computing.
•
Microsoft Cloud gross margin percentage increased slightly to 73%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 2 points driven by improvements in Azure and Office 365 Commercial, offset in part by the impact of scaling our AI infrastructure.

Operating expenses increased $673 million or 2% driven by Gaming, with 6 points of growth from the Activision Blizzard acquisition, offset in part by 4 points of favorable impact from the prior year Q2 charge.

Operating income increased $12.0 billion or 29%, including a favorable foreign currency impact of 2%, driven by growth across each of our segments.

Prior year gross margin, operating income, net income, and diluted EPS were negatively impacted by the Q2 charge, which resulted in decreases of $152 million, $1.2 billion, $946 million, and $0.13, respectively.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2023	2022		2023	2022

Revenue

Productivity and Business Processes	$19,249	$17,002	13%	$37,841	$33,467	13%
Intelligent Cloud	25,880	21,508	20%	50,139	41,833	20%
More Personal Computing	16,891	14,237	19%	30,557	27,569	11%

Total	$62,020	$52,747	18%	$118,537	$102,869	15%

Operating Income

Productivity and Business Processes	$10,284	$8,175	26%	$20,254	$16,498	23%
Intelligent Cloud	12,461	8,904	40%	24,212	17,882	35%
More Personal Computing	4,287	3,320	29%	9,461	7,537	26%

Total	$27,032	$20,399	33%	$53,927	$41,917	29%

Reportable Segments

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Productivity and Business Processes

Revenue increased $2.2 billion or 13%.

•
Office Commercial products and cloud services revenue increased $1.5 billion or 15%. Office 365 Commercial revenue grew 17% with seat growth of 9%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 17% driven by continued customer shift to cloud offerings.
•
Office Consumer products and cloud services revenue increased $74 million or 5%. Microsoft 365 Consumer subscribers grew 16% to 78.4 million.
•
LinkedIn revenue increased $362 million or 9% driven by growth across all lines of business – Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $274 million or 21% driven by Dynamics 365 growth of 27%.

Operating income increased $2.1 billion or 26%.

•
Gross margin increased $1.8 billion or 14% driven by growth in Office 365 Commercial. Gross margin percentage increased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Office 365 Commercial.
•
Operating expenses decreased $273 million or 5% driven by 5 points of favorable impact from the prior year Q2 charge.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $4.4 billion or 20%.

•
Server products and cloud services revenue increased $4.4 billion or 22% driven by Azure and other cloud services. Azure and other cloud services revenue grew 30% driven by growth in our consumption-based services. Server products revenue increased 3% driven by demand for Windows Server and SQL Server running in multi-cloud environments.
•
Enterprise and partner services revenue increased $10 million or 1% driven by Enterprise Support Services.

PART I

Item 2

Operating income increased $3.6 billion or 40%.

•
Gross margin increased $3.1 billion or 20% driven by growth in Azure. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Azure, offset in part by the impact of scaling our AI infrastructure.
•
Operating expenses decreased $504 million or 8% driven by 9 points of favorable impact from the prior year Q2 charge.

Gross margin and operating income included a favorable foreign currency impact of 2% and 3%, respectively.

More Personal Computing

Revenue increased $2.7 billion or 19%.

•
Windows revenue increased $454 million or 9% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 11%. Windows Commercial products and cloud services revenue increased 9% driven by demand for Microsoft 365.
•
Gaming revenue increased $2.4 billion or 49% driven by growth in Xbox content and services. Xbox content and services revenue increased 61% driven by 55 points of net impact from the Activision Blizzard acquisition. Xbox hardware revenue increased 3% driven by sales mix shift to higher-priced consoles.
•
Search and news advertising revenue increased slightly. Search and news advertising revenue excluding traffic acquisition costs increased 8% driven by higher search volume.
•
Devices revenue decreased $132 million or 9%.

Operating income increased $967 million or 29%.

•
Gross margin increased $2.2 billion or 34% driven by growth in Gaming, with 17 points of net impact from the Activision Blizzard acquisition, as well as growth in Devices and Windows. Gross margin percentage increased driven by improvement in Devices, including the impact from prior year impairment charges resulting from changes to our hardware portfolio, and sales mix shift to higher margin businesses.
•
Operating expenses increased $1.3 billion or 38% driven by Gaming, with 48 points of growth from the Activision Blizzard acquisition, offset in part by 6 points of favorable impact from the prior year Q2 charge.

Gross margin and operating income included a favorable foreign currency impact of 2% and 3%, respectively.

Six Months Ended December 31, 2023 Compared with Six Months Ended December 31, 2022

Productivity and Business Processes

Revenue increased $4.4 billion or 13%.

•
Office Commercial products and cloud services revenue increased $3.1 billion or 15%. Office 365 Commercial revenue grew 18% with seat growth of 9%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 17% driven by continued customer shift to cloud offerings.
•
Office Consumer products and cloud services revenue increased $118 million or 4% with continued growth in Microsoft 365 Consumer subscribers.
•
LinkedIn revenue increased $647 million or 9% driven by growth across all lines of business – Talent Solutions, Premium Subscriptions, Marketing Solutions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $554 million or 22% driven by Dynamics 365 growth of 27%.

Operating income increased $3.8 billion or 23%.

•
Gross margin increased $3.6 billion or 14% driven by growth in Office 365 Commercial. Gross margin percentage increased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Office 365 Commercial.

PART I

Item 2

•
Operating expenses decreased $154 million or 2% driven by 2 points of favorable impact from the prior year Q2 charge.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $8.3 billion or 20%.

•
Server products and cloud services revenue increased $8.3 billion or 22% driven by Azure and other cloud services. Azure and other cloud services revenue grew 30% driven by growth in our consumption-based services. Server products revenue increased 3% driven by demand for Windows Server and SQL Server running in multi-cloud environments.
•
Enterprise and partner services revenue increased $25 million or 1% driven by growth in Enterprise Support Services, offset in part by a decline in Industry Solutions.

Operating income increased $6.3 billion or 35%, including a favorable foreign currency impact of 2%.

•
Gross margin increased $5.9 billion or 20% driven by growth in Azure. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Azure, offset in part by the impact of scaling our AI infrastructure.
•
Operating expenses decreased $418 million or 4% driven by 5 points of favorable impact from the prior year Q2 charge.

More Personal Computing

Revenue increased $3.0 billion or 11%.

•
Windows revenue increased $708 million or 7% driven by growth in Windows OEM and Windows Commercial. Windows OEM revenue increased 7%. Windows Commercial products and cloud services revenue increased 9% driven by demand for Microsoft 365.
•
Gaming revenue increased $2.7 billion or 32% driven by growth in Xbox content and services. Xbox content and services revenue increased 40% driven by 30 points of net impact from the Activision Blizzard acquisition. Xbox hardware revenue decreased 1%.
•
Search and news advertising revenue increased $151 million or 2%. Search and news advertising revenue excluding traffic acquisition costs increased 9% driven by higher search volume.
•
Devices revenue decreased $455 million or 16%.

Operating income increased $1.9 billion or 26%, including a favorable foreign currency impact of 3%.

•
Gross margin increased $3.2 billion or 23% driven by growth in Gaming, with 8 points of net impact from the Activision Blizzard acquisition, as well as growth in Windows and Devices. Gross margin percentage increased driven by sales mix shift to higher margin businesses and improvement in Devices, including the impact from prior year impairment charges resulting from changes to our hardware portfolio.
•
Operating expenses increased $1.2 billion or 20% driven by Gaming, with 25 points of growth from the Activision Blizzard acquisition, offset in part by a decline in Devices and 3 points of favorable impact from the prior year Q2 charge.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2023	2022		2023	2022

Research and development	$7,142	$6,844	4%	$13,801	$13,472	2%
As a percent of revenue	12%	13%	(1)ppt	12%	13%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content.

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Research and development expenses increased $298 million or 4% driven by Gaming, with 9 points of growth from the Activision Blizzard acquisition, offset in part by prior year impairment charges resulting from changes to our hardware portfolio and a decline in Devices.

Six Months Ended December 31, 2023 Compared with Six Months Ended December 31, 2022

Research and development expenses increased $329 million or 2% driven by Gaming, with 5 points of growth from the Activision Blizzard acquisition, offset in part by a decline in Devices and prior year impairment charges resulting from changes to our hardware portfolio.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2023	2022		2023	2022

Sales and marketing	$6,246	$5,679	10%	$11,433	$10,805	6%
As a percent of revenue	10%	11%	(1)ppt	10%	11%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Sales and marketing expenses increased $567 million or 10% driven by Gaming, with 9 points of growth from the Activision Blizzard acquisition.

Six Months Ended December 31, 2023 Compared with Six Months Ended December 31, 2022

Sales and marketing expenses increased $628 million or 6% driven by Gaming, with 5 points of growth from the Activision Blizzard acquisition.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2023	2022		2023	2022

General and administrative	$1,977	$2,337	(15)%	$3,451	$3,735	(8)%
As a percent of revenue	3%	4%	(1)ppt	3%	4%	(1)ppt

PART I

Item 2

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

General and administrative expenses decreased $360 million or 15% driven by prior year employee severance expenses, offset in part by Gaming, with 20 points of growth from the Activision Blizzard acquisition.

Six Months Ended December 31, 2023 Compared with Six Months Ended December 31, 2022

General and administrative expenses decreased $284 million or 8% driven by prior year employee severance expenses, offset in part by Gaming, with 12 points of growth from the Activision Blizzard acquisition.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022

Interest and dividends income	$734	$700	$1,900	$1,341
Interest expense	(909)	(490)	(1,434)	(990)
Net recognized gains (losses) on investments	69	(15)	(38)	(2)
Net losses on derivatives	(267)	(199)	(174)	(190)
Net gains (losses) on foreign currency remeasurements	36	(18)	(65)	(96)
Other, net	(169)	(38)	(306)	(69)

Total	$(506)	$(60)	$(117)	$(6)

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Interest and dividends income increased due to higher portfolio balances. Interest expense increased due to the issuance of commercial paper. Net recognized gains on investments increased due to gains on equity securities in the current period as opposed to losses in the prior period, offset in part by higher equity impairments. Net losses on derivatives increased primarily due to higher losses on equity derivatives.

Six Months Ended December 31, 2023 Compared with Six Months Ended December 31, 2022

Interest and dividends income increased due to higher yields and higher portfolio balances. Interest expense increased due to the issuance of commercial paper. Net recognized losses on investments increased due to higher equity impairments and higher losses on fixed income securities, offset in part by higher gains on equity securities. Net losses on derivatives decreased primarily due to gains on interest rate derivatives as opposed to losses in the prior period.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% and 19% for the three months ended December 31, 2023 and 2022, respectively, and 18% and 19% for the six months ended December 31, 2023 and 2022, respectively. The decrease in our effective tax rate for the three and six months ended December 31, 2023 compared to the prior year was primarily due to tax benefits from tax law changes, including the impact from the issuance of Notice 2023-55 and Notice 2023-80 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department. Notice 2023-55, issued in the first quarter of fiscal year 2024, delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2023, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of December 31, 2023, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2023, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

Adjusted gross margin, operating income, net income, and diluted EPS are non-GAAP financial measures. Prior year non-GAAP financial measures exclude the impact of the Q2 charge, which includes employee severance expenses, impairment charges resulting from changes to our hardware portfolio, and costs related to lease consolidation activities. We believe these non-GAAP measures aid investors by providing additional insight into our operational performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2023	2022		2023	2022

Gross margin	$42,397	$35,259	20%	$82,612	$69,929	18%
Severance, hardware-related impairment, and lease consolidation costs	0	152	*	0	152	*

Adjusted gross margin (non-GAAP)	$42,397	$35,411	20%	$82,612	$70,081	18%

Operating income	$27,032	$20,399	33%	$53,927	$41,917	29%
Severance, hardware-related impairment, and lease consolidation costs	0	1,171	*	0	1,171	*

Adjusted operating income (non-GAAP)	$27,032	$21,570	25%	$53,927	$43,088	25%

Net income	$21,870	$16,425	33%	$44,161	$33,981	30%
Severance, hardware-related impairment, and lease consolidation costs	0	946	*	0	946	*

Adjusted net income (non-GAAP)	$21,870	$17,371	26%	$44,161	$34,927	26%

Diluted earnings per share	$2.93	$2.20	33%	$5.92	$4.54	30%
Severance, hardware-related impairment, and lease consolidation costs	0	0.12	*	0	0.13	*

Adjusted diluted earnings per share (non-GAAP)	$2.93	$2.32	26%	$5.92	$4.67	27%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $81.0 billion and $111.3 billion as of December 31, 2023 and June 30, 2023, respectively. Equity investments were $13.4 billion and $9.9 billion as of December 31, 2023 and June 30, 2023, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $15.1 billion to $49.4 billion for the six months ended December 31, 2023, mainly due to an increase in cash received from customers and a decrease in cash paid to suppliers. Cash from financing increased $26.8 billion to $4.6 billion for the six months ended December 31, 2023, mainly due to a $25.4 billion increase in proceeds from issuance of debt, net of repayments. Cash used in investing increased $61.1 billion to $71.4 billion for the six months ended December 31, 2023, mainly due to a $65.2 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of December 31, 2023:

(In millions)

Three Months Ending

March 31, 2024	$21,623
June 30, 2024	13,127
September 30, 2024	5,615
December 31, 2024	2,703
Thereafter	2,966

Total	$46,034

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

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of December 31, 2023, we had a remaining transition tax liability of $7.6 billion, of which $3.8 billion is short-term and payable in the first quarter of fiscal year 2025.

Share Repurchases

For the six months ended December 31, 2023 and 2022, we repurchased 18 million shares and 37 million shares of our common stock for $6.4 billion and $9.2 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of December 31, 2023, $15.9 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the six months ended December 31, 2023 and 2022, our Board of Directors declared quarterly dividends of $0.75 per share and $0.68 per share, totaling $11.1 billion and $10.1 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

PART I

Item 2

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of revenue recognition, impairment of investment securities, goodwill, research and development costs, legal and other contingencies, income taxes, inventories, and business combinations – valuation of intangible assets.

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

Business Combinations – Valuation of Intangible Assets

Accounting for business combinations requires significant judgments when allocating the purchase price to the estimated fair values of assets acquired and liabilities assumed at the acquisition date. Determination of fair value involves estimates and assumptions which can be complex, most notably with respect to intangible assets. Critical estimates used in the valuation of intangible assets include, but are not limited to, the amount and timing of projected cash flows, useful lives, and discount rates. While management’s estimates of fair value are based on assumptions that are believed to be reasonable, these assumptions are inherently uncertain as they pertain to forward-looking views of our business and market conditions. The judgments made in this valuation process could materially impact our consolidated financial statements.

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

SENSITIVITY ANALYSIS
The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2023	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(9,075)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(33)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,597)	Fair Value
Credit	100 basis point increase in credit spreads	(336)	Fair Value
Equity	10% decrease in equity market prices	(1,047)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our focus on cloud-based services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services that utilize ubiquitous computing and ambient intelligence to drive insights and productivity gains. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which cloud-based services to use. Certain industries and customers have specific requirements for cloud services and may present enhanced risks. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We embrace cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Our intelligent cloud and intelligent edge offerings are connected to the growth of the Internet of Things (“IoT”), a network of distributed and interconnected devices employing sensors, data, and computing capabilities, including AI. Our success in driving ubiquitous computing and ambient intelligence will depend on the level of adoption of our offerings such as Azure, Azure AI, and Azure IoT Edge. We may not establish market share sufficient to achieve scale necessary to meet our business objectives.

PART II

Item 1A

Besides software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing and AI services. These costs will reduce the operating margins we have previously achieved. Whether we succeed in cloud-based services depends on our execution in several areas, including:

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

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Bing, SQL Server, Windows Server, Azure, Office 365, Xbox, LinkedIn, and other products and services. In addition, we are focused on developing new AI platform services and incorporating AI into existing products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment, including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Microsoft Edge, Bing, and Copilot, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption, product design, and product quality.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

PART II

Item 1A

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in March 2022 we completed our acquisition of Nuance Communications, Inc., and in October 2023 we completed our acquisition of Activision Blizzard, Inc. (“Activision Blizzard”). In January 2023 we announced the third phase of our OpenAI strategic partnership. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. We also have limited ability to control or influence third parties with whom we have arrangements, which may impact our ability to realize the anticipated benefits. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, and cybersecurity. It may take longer than expected to realize the full benefits from these transactions and arrangements such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. In addition, an acquisition may be subject to challenge even after it has been completed. For example, the Federal Trade Commission continues to challenge our Activision Blizzard acquisition and could, if successful, alter or unwind the transaction. These events could adversely affect our consolidated financial statements.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our IT systems and data, including customer systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software or exploiting vulnerabilities or intentionally designed processes in hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 19, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. This incident may result in harm to our reputation and customer relationships, and there can be no assurance that the threat actor will not utilize the information accessed to otherwise adversely affect our business or results of operations. Additionally, we may discover additional impacts of this or other incidents as part of our ongoing examination of this incident. Nation-state and state-sponsored actors can deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners may intensify during periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine. Inadequate account security or organizational security practices, including those of companies we have acquired, have resulted and may result in unauthorized access to our IT systems and data, including customer systems and data, in the future. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our

PART II

Item 1A

or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. We are also subject to supply chain cyberattacks where malware can be introduced to a software provider’s customers, including us, through software updates.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to or attacks on our own IT infrastructure have also affected our customers and may do so in the future. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero day”) vulnerabilities, such as occurred in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks. Additionally, we are actively adding new generative AI features to our services. Because generative AI is a new field, understanding of security risks and protection methods continues to develop; features that rely on generative AI may be susceptible to unanticipated security threats from sophisticated adversaries.

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

Issues in the development and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts. These risks may arise from current copyright infringement and other claims related to AI training and output, new and proposed legislation and regulations, such as the European Union's ("EU") AI Act and the U.S.’s AI Executive Order, and new applications of data protection, privacy, intellectual property, and other laws. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences, unintended usage or

PART II

Item 1A

customization by our customers and partners, are contrary to our responsible AI principles, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

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

PART II

Item 1A

LEGAL, REGULATORY, AND LITIGATION RISKS

Government enforcement under competition laws and new market regulation may limit how we design and market our products. Government agencies closely scrutinize us under U.S. and foreign competition laws. Governments are actively enforcing competition laws and regulations and enacting new regulations to intervene in digital markets, and this includes markets such as the EU, the U.K., the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. and foreign antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

For example, the European Commission (“the Commission”) has designated Windows and LinkedIn as core platform services subject to obligations under the EU Digital Markets Act, which prohibits certain self-preferencing behaviors and places limitations on certain data use among other obligations. The Commission also continues to closely scrutinize the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. Flagship product releases such as Microsoft 365 and Windows can receive significant scrutiny under EU or other competition laws.

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

Competition law enforcement actions and court decisions along with new market regulations may result in fines or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that comes from them. New competition law actions or obligations under market regulation schemes could be initiated, potentially using previous actions as precedent. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including causing us to withdraw products from or modify products for certain markets, decreasing the value of our assets, adversely affecting our ability to monetize our products, or inhibiting our ability to consummate acquisition or impose conditions on acquisitions that may reduce their value.

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

PART II

Item 1A

Existing and increasing legal and regulatory requirements could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are expanding and the requests we are experiencing are increasing in volume and complexity. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Compliance with evolving digital accessibility laws and standards will require engineering and is important to our efforts to empower all people and organizations to achieve more. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, in the EU, an AI Act is being considered, and may entail increased costs or decreased opportunities for the operation of our AI services in the European market.

How these laws and regulations apply to our business is often unclear, subject to change over time, and sometimes may be inconsistent from jurisdiction to jurisdiction. In addition, governments’ approach to enforcement, and our products and services, are continuing to evolve. Compliance with existing, expanding, or new laws and regulations may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. Noncompliance could result in the imposition of penalties, criminal sanctions, or orders we cease the alleged noncompliant activity. In addition, there is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders across many of these areas. If our products do not meet customer expectations or legal requirements, we could lose sales opportunities or face regulatory or legal actions.

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

PART II

Item 1A

We are regularly under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under Internal Revenue Service ("IRS") audit for prior tax years and have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for the tax years 2004 to 2013. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. The final resolution of the proposed adjustments, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

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

Third parties may claim that we infringe their intellectual property. From time to time, others claim we infringe their intellectual property rights, including current copyright infringement and other claims arising from AI training and output. To resolve these claims, we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. Adverse outcomes could also include monetary damages or injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so.

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

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, are important to our ability to recruit and retain employees. We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Restraints on the flow of technical and professional talent, including as a result of changes to U.S. immigration policies or laws, may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs. Our global workforce is predominantly non-unionized, although we do have some employees in the U.S. and internationally who are represented by unions or works councils. In the U.S., there has been a general increase in workers exercising their right to form or join a union. The unionization of significant employee populations could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the second quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

October 1, 2023 – October 31, 2023	380,292	$336.46	380,292	$18,621
November 1, 2023 – November 30, 2023	3,653,892	367.39	3,653,892	17,279
December 1, 2023 – December 31, 2023	3,575,759	371.85	3,575,759	15,949

	7,609,943		7,609,943

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

November 28, 2023	February 15, 2024	March 14, 2024	$0.75	$5,574

We returned $8.4 billion to shareholders in the form of share repurchases and dividends in the second quarter of fiscal year 2024. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2023.

PART II

Item 6

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.1	Fifteenth Supplemental Indenture, dated as of November 6, 2023, by and between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	11/06/2023

4.2	Registration Rights Agreement, dated as of November 6, 2023, by and among Microsoft Corporation, BofA Securities, Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Academy Securities, Inc., CastleOak Securities, L.P., Drexel Hamilton, LLC, Loop Capital Markets LLC, MFR Securities, Inc., Mischler Financial Group, Inc., RBC Capital Markets, LLC, Samuel A Ramirez & Company, Inc. and Siebert Williams Shank & Co., LLC		8-K		4.8	11/06/2023

4.3	Indenture, dated as of September 19, 2016, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.9	11/06/2023

4.4	Base Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027, 1.350% Senior Notes due 2030, 4.500% Senior Notes due 2047 and 2.500% Senior Notes due 2050		8-K		4.10	11/06/2023

4.5	First Supplemental Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.11	11/06/2023

4.6	Second Supplemental Indenture, dated as of August 10, 2020, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K		4.12	11/06/2023

4.7	First Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.13	11/06/2023

4.8	Third Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.14	11/06/2023

PART II

Item 6

4.9	Fourth Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K	4.15	11/06/2023

15.1	Letter regarding unaudited interim financial information	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

January 30, 2024