Form 10-Q
period 2024-03-31
MICROSOFT CORP
filed 2024-04-25
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2024

Common Stock, $0.00000625 par value per share	7,432,305,794 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2024

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Revenue:
Product	$17,080	$15,588	$51,556	$47,846
Service and other	44,778	37,269	128,839	107,880

Total revenue	61,858	52,857	180,395	155,726

Cost of revenue:
Product	4,339	3,941	13,834	13,933
Service and other	14,166	12,187	40,596	35,135

Total cost of revenue	18,505	16,128	54,430	49,068

Gross margin	43,353	36,729	125,965	106,658
Research and development	7,653	6,984	21,454	20,456
Sales and marketing	6,207	5,750	17,640	16,555
General and administrative	1,912	1,643	5,363	5,378

Operating income	27,581	22,352	81,508	64,269
Other income (expense), net	(854)	321	(971)	315

Income before income taxes	26,727	22,673	80,537	64,584
Provision for income taxes	4,788	4,374	14,437	12,304

Net income	$21,939	$18,299	$66,100	$52,280

Earnings per share:
Basic	$2.95	$2.46	$8.90	$7.02
Diluted	$2.94	$2.45	$8.85	$6.99

Weighted average shares outstanding:
Basic	7,431	7,441	7,431	7,450
Diluted	7,472	7,464	7,467	7,474

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Net income	$21,939	$18,299	$66,100	$52,280

Other comprehensive income (loss), net of tax:
Net change related to derivatives	10	(9)	28	(34)
Net change related to investments	(202)	753	869	(796)
Translation adjustments and other	(294)	69	11	(136)

Other comprehensive income (loss)	(486)	813	908	(966)

Comprehensive income	$21,453	$19,112	$67,008	$51,314

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2024	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$19,634	$34,704
Short-term investments	60,387	76,558

Total cash, cash equivalents, and short-term investments	80,021	111,262
Accounts receivable, net of allowance for doubtful accounts of $616 and $650	44,029	48,688
Inventories	1,304	2,500
Other current assets	21,826	21,807

Total current assets	147,180	184,257
Property and equipment, net of accumulated depreciation of $74,945 and $68,251	121,375	95,641
Operating lease right-of-use assets	17,371	14,346
Equity and other investments	14,807	9,879
Goodwill	119,163	67,886
Intangible assets, net	28,828	9,366
Other long-term assets	35,551	30,601

Total assets	$484,275	$411,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,087	$18,095
Short-term debt	20,535	0
Current portion of long-term debt	2,249	5,247
Accrued compensation	10,432	11,009
Short-term income taxes	7,311	4,152
Short-term unearned revenue	41,888	50,901
Other current liabilities	18,023	14,745

Total current liabilities	118,525	104,149
Long-term debt	42,658	41,990
Long-term income taxes	26,786	25,560
Long-term unearned revenue	2,945	2,912
Deferred income taxes	2,469	433
Operating lease liabilities	14,469	12,728
Other long-term liabilities	23,271	17,981

Total liabilities	231,123	205,753

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,433 and 7,432	99,193	93,718
Retained earnings	159,394	118,848
Accumulated other comprehensive loss	(5,435)	(6,343)

Total stockholders’ equity	253,152	206,223

Total liabilities and stockholders’ equity	$484,275	$411,976

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Operations
Net income	$21,939	$18,299	$66,100	$52,280
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	6,027	3,549	15,907	9,987
Stock-based compensation expense	2,703	2,465	8,038	7,195
Net recognized losses (gains) on investments and derivatives	49	(40)	261	152
Deferred income taxes	(1,323)	(1,675)	(3,593)	(4,171)
Changes in operating assets and liabilities:
Accounts receivable	(2,028)	(1,408)	6,055	7,157
Inventories	260	106	1,229	868
Other current assets	951	1,152	880	428
Other long-term assets	(2,137)	(554)	(5,577)	(1,285)
Accounts payable	648	(407)	(659)	(4,032)
Unearned revenue	(645)	(181)	(10,309)	(8,689)
Income taxes	2,622	1,414	2,493	(1,039)
Other current liabilities	2,803	1,715	215	(490)
Other long-term liabilities	48	6	313	451

Net cash from operations	31,917	24,441	81,353	58,812

Financing
Proceeds from issuance (repayments) of debt, maturities of 90 days or less, net	(3,810)	0	6,392	0
Proceeds from issuance of debt	6,352	0	24,198	0
Repayments of debt	(11,589)	0	(16,005)	(1,750)
Common stock issued	522	536	1,468	1,354
Common stock repurchased	(4,213)	(5,509)	(13,044)	(16,541)
Common stock cash dividends paid	(5,572)	(5,059)	(16,197)	(14,746)
Other, net	(498)	(258)	(1,006)	(839)

Net cash used in financing	(18,808)	(10,290)	(14,194)	(32,522)

Investing
Additions to property and equipment	(10,952)	(6,607)	(30,604)	(19,164)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,575)	(301)	(67,790)	(1,329)
Purchases of investments	(2,183)	(9,063)	(14,901)	(25,675)
Maturities of investments	3,350	13,154	23,218	26,744
Sales of investments	1,941	1,239	8,871	8,725
Other, net	(1,281)	(1,686)	(916)	(2,847)

Net cash used in investing	(10,700)	(3,264)	(82,122)	(13,546)

Effect of foreign exchange rates on cash and cash equivalents	(80)	29	(107)	(113)

Net change in cash and cash equivalents	2,329	10,916	(15,070)	12,631
Cash and cash equivalents, beginning of period	17,305	15,646	34,704	13,931

Cash and cash equivalents, end of period	$19,634	$26,562	$19,634	$26,562

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Common stock and paid-in capital
Balance, beginning of period	$97,480	$90,225	$93,718	$86,939
Common stock issued	522	536	1,468	1,354
Common stock repurchased	(1,512)	(1,133)	(4,213)	(3,394)
Stock-based compensation expense	2,703	2,465	8,038	7,195
Other, net	0	0	182	(1)

Balance, end of period	99,193	92,093	99,193	92,093

Retained earnings
Balance, beginning of period	145,737	99,368	118,848	84,281
Net income	21,939	18,299	66,100	52,280
Common stock cash dividends	(5,573)	(5,053)	(16,718)	(15,176)
Common stock repurchased	(2,709)	(4,380)	(8,836)	(13,151)

Balance, end of period	159,394	108,234	159,394	108,234

Accumulated other comprehensive loss
Balance, beginning of period	(4,949)	(6,457)	(6,343)	(4,678)
Other comprehensive income (loss)	(486)	813	908	(966)

Balance, end of period	(5,435)	(5,644)	(5,435)	(5,644)

Total stockholders’ equity	$253,152	$194,683	$253,152	$194,683

Cash dividends declared per common share	$0.75	$0.68	$2.25	$2.04

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

Investments that are considered variable interest entities (“VIEs”) are evaluated to determine whether we are the primary beneficiary of the VIE, in which case we would be required to consolidate the entity. We evaluate whether we have (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have determined we are not the primary beneficiary of any of our VIE investments. Therefore, our VIE investments are not consolidated and the majority are accounted for under the equity method of accounting.

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

Contract Balances and Other Receivables

As of March 31, 2024 and June 30, 2023, long-term accounts receivable, net of allowance for doubtful accounts, was $4.8 billion and $4.5 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of March 31, 2024 and June 30, 2023, other receivables related to activities to facilitate the purchase of server components were $10.1 billion and $9.2 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of March 31, 2024 and June 30, 2023, our financing receivables, net were $2.7 billion and $5.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

Related Party Transactions

In March 2024, we entered into an agreement with Inflection AI, Inc. (“Inflection”), pursuant to which we obtained a non-exclusive license to Inflection’s intellectual property. Reid Hoffman, a member of our Board of Directors, is a co-founder of and serves on the board of directors of Inflection. As of the date of the agreement with Inflection, Reprogrammed Interchange LLC (“Reprogrammed”) and entities affiliated with Greylock Ventures (“Greylock”) each held less than a 10% equity interest in Inflection. Mr. Hoffman may be deemed to beneficially own the shares held by Reprogrammed and Greylock by virtue of his relationship with such entities. Mr. Hoffman did not participate in any portions of the meetings of our Board of Directors or any committee thereof to review and approve the transaction with Inflection.

PART I

Item 1

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Net income available for common shareholders (A)	$21,939	$18,299	$66,100	$52,280

Weighted average outstanding shares of common stock (B)	7,431	7,441	7,431	7,450
Dilutive effect of stock-based awards	41	23	36	24

Common stock and common stock equivalents (C)	7,472	7,464	7,467	7,474

Earnings Per Share

Basic (A/B)	$2.95	$2.46	$8.90	$7.02
Diluted (A/C)	$2.94	$2.45	$8.85	$6.99

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Interest and dividends income	$619	$748	$2,519	$2,089
Interest expense	(800)	(496)	(2,234)	(1,486)
Net recognized gains (losses) on investments	(25)	105	(63)	103
Net losses on derivatives	(24)	(65)	(198)	(255)
Net gains (losses) on foreign currency remeasurements	(138)	122	(203)	26
Other, net	(486)	(93)	(792)	(162)

Total	$(854)	$321	$(971)	$315

Other, net primarily reflects net recognized losses on equity method investments.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Realized gains from sales of available-for-sale securities	$8	$4	$14	$19
Realized losses from sales of available-for-sale securities	(24)	(30)	(78)	(73)
Impairments and allowance for credit losses	3	0	15	(13)

Total	$(13)	$(26)	$(49)	$(67)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Net realized gains (losses) on investments sold	$15	$(13)	$29	$77
Net unrealized gains (losses) on investments still held	(7)	144	156	109
Impairments of investments	(20)	0	(199)	(16)

Total	$(12)	$131	$(14)	$170

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$5,535	$0	$0	$5,535	$5,535	$0	$0
Certificates of deposit	Level 2	2,300	0	0	2,300	2,256	44	0
U.S. government securities	Level 1	52,036	3	(3,074)	48,965	4	48,961	0
U.S. agency securities	Level 2	23	0	0	23	0	23	0
Foreign government bonds	Level 2	352	4	(12)	344	0	344	0
Mortgage- and asset-backed securities	Level 2	980	4	(34)	950	0	950	0
Corporate notes and bonds	Level 2	9,874	40	(340)	9,574	0	9,574	0
Corporate notes and bonds	Level 3	1,646	0	(1)	1,645	0	145	1,500
Municipal securities	Level 2	263	1	(14)	250	0	250	0
Municipal securities	Level 3	104	0	(16)	88	0	88	0

Total debt investments		$73,113	$52	$(3,491)	$69,674	$7,795	$60,379	$1,500

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,340	$258	$0	$3,082
Equity investments	Other				10,225	0	0	10,225

Total equity investments					$13,565	$258	$0	$13,307

Cash					$11,581	$11,581	$0	$0
Derivatives, net (a)					8	0	8	0

Total					$94,828	$19,634	$60,387	$14,807

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$16,589	$0	$0	$16,589	$12,231	$4,358	$0
Certificates of deposit	Level 2	2,701	0	0	2,701	2,657	44	0
U.S. government securities	Level 1	65,237	2	(3,870)	61,369	2,991	58,378	0
U.S. agency securities	Level 2	2,703	0	0	2,703	894	1,809	0
Foreign government bonds	Level 2	498	1	(24)	475	0	475	0
Mortgage- and asset-backed securities	Level 2	824	1	(39)	786	0	786	0
Corporate notes and bonds	Level 2	10,809	8	(583)	10,234	0	10,234	0
Corporate notes and bonds	Level 3	120	0	0	120	0	120	0
Municipal securities	Level 2	285	1	(18)	268	7	261	0
Municipal securities	Level 3	103	0	(16)	87	0	87	0

Total debt investments		$99,869	$13	$(4,550)	$95,332	$18,780	$76,552	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$10,138	$7,446	$0	$2,692
Equity investments	Other				7,187	0	0	7,187

Total equity investments					$17,325	$7,446	$0	$9,879

Cash					$8,478	$8,478	$0	$0
Derivatives, net (a)					6	0	6	0

Total					$121,141	$34,704	$76,558	$9,879

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2024 and June 30, 2023, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $4.0 billion and $4.2 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2024

U.S. government and agency securities	$650	$(17)	$48,044	$(3,057)	$48,694	$(3,074)
Foreign government bonds	40	0	226	(12)	266	(12)
Mortgage- and asset-backed securities	264	(4)	339	(30)	603	(34)
Corporate notes and bonds	1,000	(9)	6,435	(332)	7,435	(341)
Municipal securities	44	(1)	237	(29)	281	(30)

Total	$1,998	$(31)	$55,281	$(3,460)	$57,279	$(3,491)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2023

U.S. government and agency securities	$7,950	$(336)	$45,273	$(3,534)	$53,223	$(3,870)
Foreign government bonds	77	(5)	391	(19)	468	(24)
Mortgage- and asset-backed securities	257	(5)	412	(34)	669	(39)
Corporate notes and bonds	2,326	(49)	7,336	(534)	9,662	(583)
Municipal securities	111	(3)	186	(31)	297	(34)

Total	$10,721	$(398)	$53,598	$(4,152)	$64,319	$(4,550)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of March 31, 2024:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

March 31, 2024

Due in one year or less	$19,613	$19,428
Due after one year through five years	42,885	40,676
Due after five years through 10 years	9,230	8,304
Due after 10 years	1,385	1,266

Total	$73,113	$69,674

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2024, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	March 31, 2024	June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,109	1,078

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	9,245	7,874
Foreign exchange contracts sold	23,116	25,159
Equity contracts purchased	3,939	3,867
Equity contracts sold	2,152	2,154
Other contracts purchased	1,672	1,224
Other contracts sold	767	581

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	March 31, 2024		June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts	$38	$(68)	$34	$(67)
Interest rate contracts	6	0	16	0

Not Designated as Hedging Instruments

Foreign exchange contracts	121	(192)	249	(332)
Equity contracts	72	(526)	165	(400)
Other contracts	5	(1)	5	(6)

Gross amounts of derivatives	242	(787)	469	(805)
Gross amounts of derivatives offset in the balance sheet	(125)	126	(202)	206
Cash collateral received	0	(17)	0	(125)

Net amounts of derivatives	$117	$(678)	$267	$(724)

Reported as

Short-term investments	$8	$0	$6	$0
Other current assets	103	0	245	0
Other long-term assets	6	0	16	0
Other current liabilities	0	(271)	0	(341)
Other long-term liabilities	0	(407)	0	(383)

Total	$117	$(678)	$267	$(724)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $226 million and $786 million, respectively, as of March 31, 2024, and $442 million and $804 million, respectively, as of June 30, 2023.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2024

Derivative assets	$0	$233	$9	$242
Derivative liabilities	0	(787)	0	(787)

June 30, 2023

Derivative assets	0	462	7	469
Derivative liabilities	0	(805)	0	(805)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$(21)	$1	$(15)	$(37)
Hedged items	10	(15)	(21)	20

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(37)	18	(32)	62

Not Designated as Hedging Instruments

Foreign exchange contracts	299	(10)	171	(20)
Equity contracts	(22)	(61)	(196)	(230)
Other contracts	(8)	1	(5)	(34)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(19)	$5	$3	$14

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2024	June 30, 2023

Raw materials	$341	$709
Work in process	12	23
Finished goods	951	1,768

Total	$1,304	$2,500

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

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$12,976
Goodwill	50,989
Intangible assets	21,969
Other assets	2,440
Long-term debt	(2,799)
Long-term income taxes	(1,868)
Deferred income taxes	(4,678)
Other liabilities	(3,623)

Total purchase price	$75,406

Goodwill was assigned to our More Personal Computing segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Activision Blizzard. Substantially all of the goodwill is expected to be non-deductible for income tax purposes.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Marketing-related	$11,619	24 years
Technology-based	9,689	4 years
Customer-related	661	4 years

Fair value of intangible assets acquired	$21,969	15 years

Following is the net impact of the Activision Blizzard acquisition on our consolidated income statements since the date of acquisition:

(In millions)	Three Months Ended March 31,	Nine Months Ended March 31,

	2024	2024

Revenue	$1,969	$4,053
Operating loss	(353)	(790)

The change of Activision Blizzard content from third-party to first-party is reflected in the net impact.

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2022:

(In millions, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Revenue	$61,856	$54,945	$182,717	$161,745
Net income	21,931	18,258	66,278	51,536
Diluted earnings per share	2.94	2.45	8.88	6.90

PART I

Item 1

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2023	Acquisitions		Other		March 31, 2024

Productivity and Business Processes	$24,775	$0		$3		$24,778
Intelligent Cloud	30,469	0		(17)		30,452
More Personal Computing	12,642	51,235	(a)	56	(a)	63,933

Total	$67,886	$51,235		$42		$119,163

(a)
Includes goodwill of $51.0 billion related to Activision Blizzard. See Note 7 – Business Combinations for further information.

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2024				June 30, 2023

Marketing-related	$16,549		$(2,945)	$13,604	$4,935	$(2,473)	$2,462
Technology-based	21,735		(9,721)	12,014	11,245	(7,589)	3,656
Customer-related	6,049		(2,853)	3,196	7,281	(4,047)	3,234
Contract-based	36		(22)	14	29	(15)	14

Total	$44,369	(a)	$(15,541)	$28,828	$23,490	$(14,124)	$9,366

(a)
Includes intangible assets of $22.0 billion related to Activision Blizzard. See Note 7 – Business Combinations for further information.

Intangible assets amortization expense was $1.4 billion and $3.4 billion for the three and nine months ended March 31, 2024, respectively, and $612 million and $1.9 billion for the three and nine months ended March 31, 2023, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2024:

(In millions)

Year Ending June 30,

2024 (excluding the nine months ended March 31, 2024)	$1,454
2025	5,860
2026	4,436
2027	2,777
2028	1,869
Thereafter	12,432

Total	$28,828

NOTE 10 — DEBT

Short-term Debt

As of March 31, 2024, we had $20.5 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.4% and maturities ranging from 6 days to 216 days. The estimated fair value of this commercial paper approximates its carrying value. As of June 30, 2023, we had no commercial paper issued or outstanding.

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			March 31, 2024	June 30, 2023

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	1,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,484	2,509
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	9,430
2017 issuance of $17.1 billion (a)	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	8,945
2020 issuance of $10.1 billion (a)	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,000
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $3.4 billion (a)	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,401	0

Total face value										51,241	52,866
Unamortized discount and issuance costs										(1,246)	(438)
Hedge fair value adjustments (b)										(85)	(106)
Premium on debt exchange										(5,003)	(5,085)

Total debt										44,907	47,237
Current portion of long-term debt										(2,249)	(5,247)

Long-term debt										$42,658	$41,990

(a)
Includes $3.6 billion of debt at face value related to the Activision Blizzard acquisition. See Note 7 – Business Combinations for further information.
(b)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

PART I

Item 1

As of March 31, 2024 and June 30, 2023, the estimated fair value of long-term debt, including the current portion, was $43.2 billion and $46.2 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2024:

(In millions)

Year Ending June 30,

2024 (excluding the nine months ended March 31, 2024)	$0
2025	2,250
2026	3,000
2027	9,250
2028	0
Thereafter	36,741

Total	$51,241

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% and 19% for the three months ended March 31, 2024 and 2023, respectively, and 18% and 19% for the nine months ended March 31, 2024 and 2023, respectively. The decrease in our effective tax rate for the three and nine months ended March 31, 2024 compared to the prior year was primarily due to increased tax benefits from stock-based compensation and tax benefits from tax law changes, including the impact from the issuance of Notice 2023-55 and Notice 2023-80 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department. Notice 2023-55, issued in the first quarter of fiscal year 2024, delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2024, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of March 31, 2024 and June 30, 2023, unrecognized tax benefits and other income tax liabilities were $23.8 billion and $18.7 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets. The balance as of March 31, 2024 includes $1.9 billion of acquired unrecognized tax benefits and other income tax liabilities due to the acquisition of Activision Blizzard. See Note 7 – Business Combinations for further information.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of March 31, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2023, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

PART I

Item 1

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2024	June 30, 2023

Productivity and Business Processes	$22,929	$27,572
Intelligent Cloud	16,696	21,563
More Personal Computing	5,208	4,678

Total	$44,833	$53,813

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2024

Balance, beginning of period	$53,813
Deferral of revenue	94,800
Recognition of unearned revenue	(103,780)

Balance, end of period	$44,833

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $242 billion as of March 31, 2024, of which $235 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of this revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 17 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Operating lease cost	$882	$766	$2,473	$2,112

Finance lease cost:
Amortization of right-of-use assets	$453	$348	$1,241	$994
Interest on lease liabilities	190	132	507	364

Total finance lease cost	$643	$480	$1,748	$1,358

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$836	$690	$2,433	$1,989
Operating cash flows from finance leases	190	132	507	364
Financing cash flows from finance leases	323	272	896	790

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,831	663	4,482	2,377
Finance leases	3,421	1,044	6,921	2,253

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2024	June 30, 2023

Operating Leases

Operating lease right-of-use assets	$17,371	$14,346

Other current liabilities	$3,413	$2,409
Operating lease liabilities	14,469	12,728

Total operating lease liabilities	$17,882	$15,137

Finance Leases

Property and equipment, at cost	$27,328	$20,538
Accumulated depreciation	(5,865)	(4,647)

Property and equipment, net	$21,463	$15,891

Other current liabilities	$1,869	$1,197
Other long-term liabilities	21,036	15,870

Total finance lease liabilities	$22,905	$17,067

Weighted Average Remaining Lease Term

Operating leases	8 years	8 years
Finance leases	12 years	11 years

Weighted Average Discount Rate

Operating leases	3.3%	2.9%
Finance leases	3.8%	3.4%

The following table outlines maturities of our lease liabilities as of March 31, 2024:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2024 (excluding the nine months ended March 31, 2024)	$956	$560
2025	3,566	2,694
2026	3,076	2,398
2027	2,608	2,409
2028	2,100	2,409
Thereafter	7,812	18,058

Total lease payments	20,118	28,528
Less imputed interest	(2,236)	(5,623)

Total	$17,882	$22,905

PART I

Item 1

As of March 31, 2024, we had additional operating and finance leases, primarily for datacenters, that had not yet commenced of $8.4 billion and $87.8 billion, respectively. These operating and finance leases will commence between fiscal year 2024 and fiscal year 2030 with lease terms of 1 year to 20 years.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which were stricken by the court. A hearing on general causation took place in September of 2022. In April of 2023, the court granted defendants’ motion to strike the testimony of plaintiffs’ experts that cell phones cause brain cancer and entered an order excluding all of plaintiffs’ experts from testifying. The parties agreed to a stipulated dismissal of the consolidated cases to allow plaintiffs to appeal the expert testimony order. Plaintiffs appealed the court’s order in August of 2023, and the parties have filed their briefs on the appeal. A hearing on the status of the stayed cases occurred in December of 2023.

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

As of March 31, 2024, we accrued aggregate legal liabilities of $665 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, has no expiration date, and may be terminated at any time. As of March 31, 2024, $13.1 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2024		2023

First Quarter	11	$3,560	17	$4,600
Second Quarter	7	2,800	20	4,600
Third Quarter	7	2,800	18	4,600

Total	25	$9,160	55	$13,800

All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.4 billion and $3.9 billion for the three and nine months ended March 31, 2024, respectively, and $909 million and $2.7 billion for the three and nine months ended March 31, 2023, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2024				(In millions)

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,574
November 28, 2023	February 15, 2024	March 14, 2024	0.75	5,573
March 12, 2024	May 16, 2024	June 13, 2024	0.75	5,574

Total			$2.25	$16,721

Fiscal Year 2023

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,066
November 29, 2022	February 16, 2023	March 9, 2023	0.68	5,059
March 14, 2023	May 18, 2023	June 8, 2023	0.68	5,054

Total			$2.04	$15,179

The dividend declared on March 12, 2024 was included in other current liabilities as of March 31, 2024.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Derivatives

Balance, beginning of period	$(9)	$(38)	$(27)	$(13)
Unrealized gains (losses), net of tax of $(5), $1, $1, and $3	(19)	5	3	14

Reclassification adjustments for (gains) losses included in other income (expense), net	37	(18)	32	(62)
Tax expense (benefit) included in provision for income taxes	(8)	4	(7)	14

Amounts reclassified from accumulated other comprehensive loss	29	(14)	25	(48)

Net change related to derivatives, net of tax of $3, $(3), $8, and $(11)	10	(9)	28	(34)

Balance, end of period	$1	$(47)	$1	$(47)

Investments

Balance, beginning of period	$(2,511)	$(3,687)	$(3,582)	$(2,138)
Unrealized gains (losses), net of tax of $(56), $194, $221, and $(225)	(212)	732	830	(851)

Reclassification adjustments for losses included in other income (expense), net	13	26	49	68
Tax benefit included in provision for income taxes	(3)	(5)	(10)	(13)

Amounts reclassified from accumulated other comprehensive loss	10	21	39	55

Net change related to investments, net of tax of $(53), $199, $231, and $(212)	(202)	753	869	(796)

Balance, end of period	$(2,713)	$(2,934)	$(2,713)	$(2,934)

Translation Adjustments and Other

Balance, beginning of period	$(2,429)	$(2,732)	$(2,734)	$(2,527)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	(294)	69	11	(136)

Balance, end of period	$(2,723)	$(2,663)	$(2,723)	$(2,663)

Accumulated other comprehensive loss, end of period	$(5,435)	$(5,644)	$(5,435)	$(5,644)

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
•
Office Consumer, including Microsoft 365 Consumer and Copilot Pro subscriptions, Office licensed on-premises, and other Office services.
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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Revenue

Productivity and Business Processes	$19,570	$17,516	$57,411	$50,983
Intelligent Cloud	26,708	22,081	76,847	63,914
More Personal Computing	15,580	13,260	46,137	40,829

Total	$61,858	$52,857	$180,395	$155,726

Operating Income

Productivity and Business Processes	$10,143	$8,639	$30,397	$25,137
Intelligent Cloud	12,513	9,476	36,725	27,358
More Personal Computing	4,925	4,237	14,386	11,774

Total	$27,581	$22,352	$81,508	$64,269

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2024 or 2023. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

United States (a)	$31,437	$26,007	$92,544	$78,850
Other countries	30,421	26,850	87,851	76,876

Total	$61,858	$52,857	$180,395	$155,726

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Server products and cloud services	$24,832	$20,025	$71,093	$58,007
Office products and cloud services	13,911	12,468	40,528	35,912
Windows	5,929	5,328	16,758	15,449
Gaming	5,451	3,607	16,481	11,975
LinkedIn	4,013	3,659	12,121	11,120
Search and news advertising	3,134	3,036	9,407	9,158
Enterprise and partner services	1,861	2,047	5,722	5,883
Dynamics products and cloud services	1,646	1,389	4,762	3,951
Devices	1,067	1,282	3,490	4,160
Other	14	16	33	111

Total	$61,858	$52,857	$180,395	$155,726

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $35.1 billion and $100.6 billion for the three and nine months ended March 31, 2024, respectively, and $28.5 billion and $81.3 billion for the three and nine months ended March 31, 2023, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 25, 2024

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

Highlights from the third quarter of fiscal year 2024 compared with the third quarter of fiscal year 2023 included:

•
Microsoft Cloud revenue increased 23% to $35.1 billion.
•
Office Commercial products and cloud services revenue increased 13% driven by Office 365 Commercial growth of 15%.
•
Office Consumer products and cloud services revenue increased 4% and Microsoft 365 Consumer subscribers grew to 80.8 million.
•
LinkedIn revenue increased 10%.
•
Dynamics products and cloud services revenue increased 19% driven by Dynamics 365 growth of 23%.
•
Server products and cloud services revenue increased 24% driven by Azure and other cloud services growth of 31%.
•
Windows revenue increased 11% with Windows original equipment manufacturer licensing (“Windows OEM”) revenue growth of 11% and Windows Commercial products and cloud services revenue growth of 13%.
•
Devices revenue decreased 17%.

PART I

Item 2

•
Xbox content and services revenue increased 62% driven by 61 points of net impact from the Activision Blizzard Inc. (“Activision Blizzard”) acquisition. The net impact reflects the change of Activision Blizzard content from third-party to first-party.
•
Search and news advertising revenue excluding traffic acquisition costs increased 12%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations for the three and nine months ended March 31, 2024.

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

Office Consumer products and cloud services revenue growth	Revenue from Office Consumer products and cloud services, including Microsoft 365 Consumer and Copilot Pro subscriptions, Office licensed on-premises, and other Office services

Office 365 Commercial seat growth	The number of Office 365 Commercial seats at end of period where seats are paid users covered by an Office 365 Commercial subscription

Microsoft 365 Consumer subscribers	The number of Microsoft 365 Consumer and Copilot Pro subscribers at end of period

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2024	2023		2024	2023

Revenue	$61,858	$52,857	17%	$180,395	$155,726	16%
Gross margin	43,353	36,729	18%	125,965	106,658	18%
Operating income	27,581	22,352	23%	81,508	64,269	27%
Net income	21,939	18,299	20%	66,100	52,280	26%
Diluted earnings per share	2.94	2.45	20%	8.85	6.99	27%

Adjusted gross margin (non-GAAP)	43,353	36,729	18%	125,965	106,810	18%
Adjusted operating income (non-GAAP)	27,581	22,352	23%	81,508	65,440	25%
Adjusted net income (non-GAAP)	21,939	18,299	20%	66,100	53,226	24%
Adjusted diluted earnings per share (non-GAAP)	2.94	2.45	20%	8.85	7.12	24%

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

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Revenue increased $9.0 billion or 17% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. More Personal Computing revenue increased driven by Gaming. Productivity and Business Processes revenue increased driven by Office 365 Commercial.

Cost of revenue increased $2.4 billion or 15% driven by growth in Microsoft Cloud and Gaming.

Gross margin increased $6.6 billion or 18% driven by growth across each of our segments.

•
Gross margin percentage increased slightly. Excluding the impact of the prior year change in accounting estimate for the useful lives of our server and network equipment, gross margin percentage increased 1 point driven by improvement in More Personal Computing.
•
Microsoft Cloud gross margin percentage decreased slightly to 72%. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased slightly driven by improvements in Azure and Office 365 Commercial, inclusive of scaling our AI infrastructure, offset in part by sales mix shift to Azure.

Operating expenses increased $1.4 billion or 10% driven by Gaming, with 9 points of growth from the Activision Blizzard acquisition.

Operating income increased $5.2 billion or 23% driven by growth across each of our segments.

Nine Months Ended March 31, 2024 Compared with Nine Months Ended March 31, 2023

Revenue increased $24.7 billion or 16% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Office 365 Commercial. More Personal Computing revenue increased driven by Gaming.

Cost of revenue increased $5.4 billion or 11% driven by growth in Microsoft Cloud and Gaming, offset in part by a decline in Devices.

PART I

Item 2

Gross margin increased $19.3 billion or 18% driven by growth across each of our segments.

•
Gross margin percentage increased. Excluding the impact of the change in accounting estimate, gross margin percentage increased 2 points driven by improvement in More Personal Computing.
•
Microsoft Cloud gross margin percentage of 72% was relatively unchanged. Excluding the impact of the change in accounting estimate, Microsoft Cloud gross margin percentage increased 1 point driven by improvements in Azure and Office 365 Commercial, inclusive of scaling our AI infrastructure, offset in part by sales mix shift to Azure.

Operating expenses increased $2.1 billion or 5% driven by Gaming, with 7 points of growth from the Activision Blizzard acquisition, offset in part by 2 points of favorable impact from the prior year Q2 charge.

Operating income increased $17.2 billion or 27%, including a favorable foreign currency impact of 2%, driven by growth across each of our segments.

Prior year gross margin, operating income, net income, and diluted EPS were negatively impacted by the Q2 charge, which resulted in decreases of $152 million, $1.2 billion, $946 million, and $0.13, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2024	2023		2024	2023

Revenue

Productivity and Business Processes	$19,570	$17,516	12%	$57,411	$50,983	13%
Intelligent Cloud	26,708	22,081	21%	76,847	63,914	20%
More Personal Computing	15,580	13,260	17%	46,137	40,829	13%

Total	$61,858	$52,857	17%	$180,395	$155,726	16%

Operating Income

Productivity and Business Processes	$10,143	$8,639	17%	$30,397	$25,137	21%
Intelligent Cloud	12,513	9,476	32%	36,725	27,358	34%
More Personal Computing	4,925	4,237	16%	14,386	11,774	22%

Total	$27,581	$22,352	23%	$81,508	$64,269	27%

Reportable Segments

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Productivity and Business Processes

Revenue increased $2.1 billion or 12%.

•
Office Commercial products and cloud services revenue increased $1.4 billion or 13%. Office 365 Commercial revenue grew 15% with seat growth of 8%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 20% driven by continued customer shift to cloud offerings.
•
Office Consumer products and cloud services revenue increased $63 million or 4%. Microsoft 365 Consumer subscribers grew 14% to 80.8 million.
•
LinkedIn revenue increased $354 million or 10% driven by growth across all lines of business – Talent Solutions, Premium Subscriptions, Marketing Solutions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $257 million or 19% driven by Dynamics 365. Dynamics 365 revenue grew 23% driven by growth across all workloads.

PART I

Item 2

Operating income increased $1.5 billion or 17%.

•
Gross margin increased $1.6 billion or 11% driven by growth in Office 365 Commercial. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly driven by improvement in Office 365 Commercial.
•
Operating expenses increased $57 million or 1%.

Intelligent Cloud

Revenue increased $4.6 billion or 21%.

•
Server products and cloud services revenue increased $4.8 billion or 24% driven by Azure and other cloud services. Azure and other cloud services revenue grew 31% driven by growth in our consumption-based services. Server products revenue increased 6% driven by continued demand for our hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments.
•
Enterprise and partner services revenue decreased $186 million or 9% on a strong prior year comparable for Enterprise Support Services.

Operating income increased $3.0 billion or 32%.

•
Gross margin increased $3.1 billion or 20% driven by growth in Azure. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly primarily driven by improvement in Azure, inclusive of scaling our AI infrastructure, offset in part by sales mix shift to Azure.
•
Operating expenses increased $49 million or 1% driven by investments in Azure.

More Personal Computing

Revenue increased $2.3 billion or 17%.

•
Windows revenue increased $601 million or 11% driven by growth in Windows Commercial and Windows OEM. Windows Commercial products and cloud services revenue increased 13% driven by demand for Microsoft 365. Windows OEM revenue increased 11%.
•
Gaming revenue increased $1.8 billion or 51% driven by growth in Xbox content and services. Xbox content and services revenue increased 62% driven by 61 points of net impact from the Activision Blizzard acquisition. Xbox hardware revenue decreased 31% driven by lower volume of consoles sold.
•
Search and news advertising revenue increased $98 million or 3%. Search and news advertising revenue excluding traffic acquisition costs increased 12% driven by higher search volume.
•
Devices revenue decreased $215 million or 17%.

Operating income increased $688 million or 16%.

•
Gross margin increased $2.0 billion or 27% driven by growth in Gaming, with 13 points of net impact from the Activision Blizzard acquisition, as well as growth in Windows. Gross margin percentage increased driven by sales mix shift to higher margin businesses.
•
Operating expenses increased $1.3 billion or 41% driven by Gaming, with 43 points of growth from the Activision Blizzard acquisition.

Nine Months Ended March 31, 2024 Compared with Nine Months Ended March 31, 2023

Productivity and Business Processes

Revenue increased $6.4 billion or 13%.

•
Office Commercial products and cloud services revenue increased $4.4 billion or 14%. Office 365 Commercial revenue grew 17% with seat growth of 8%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 18% driven by continued customer shift to cloud offerings.

PART I

Item 2

•
Office Consumer products and cloud services revenue increased $181 million or 4% with continued growth in Microsoft 365 Consumer subscribers.
•
LinkedIn revenue increased $1.0 billion or 9% driven by growth across all lines of business – Talent Solutions, Premium Subscriptions, Marketing Solutions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $811 million or 21% driven by Dynamics 365. Dynamics 365 revenue grew 26% driven by growth across all workloads.

Operating income increased $5.3 billion or 21%.

•
Gross margin increased $5.2 billion or 13% driven by growth in Office 365 Commercial. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly driven by improvement in Office 365 Commercial.
•
Operating expenses decreased $97 million or 1% primarily driven by 2 points of favorable impact from the prior year Q2 charge.

Intelligent Cloud

Revenue increased $12.9 billion or 20%.

•
Server products and cloud services revenue increased $13.1 billion or 23% driven by Azure and other cloud services. Azure and other cloud services revenue grew 30% driven by growth in our consumption-based services. Server products revenue increased 4% driven by continued demand for our hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments.
•
Enterprise and partner services revenue decreased $161 million or 3% driven by declines in Industry Solutions and Enterprise Support Services.

Operating income increased $9.4 billion or 34%.

•
Gross margin increased $9.0 billion or 20% driven by growth in Azure. Gross margin percentage was relatively unchanged. Excluding the impact of the change in accounting estimate, gross margin percentage increased 1 point driven by improvement in Azure, inclusive of scaling our AI infrastructure, offset in part by sales mix shift to Azure.
•
Operating expenses decreased $369 million or 2% driven by 3 points of favorable impact from the prior year Q2 charge, offset in part by investments in Azure.

More Personal Computing

Revenue increased $5.3 billion or 13%.

•
Windows revenue increased $1.3 billion or 8% driven by growth in Windows Commercial and Windows OEM. Windows Commercial products and cloud services revenue increased 10% driven by demand for Microsoft 365. Windows OEM revenue increased 8%.
•
Gaming revenue increased $4.5 billion or 38% driven by growth in Xbox content and services. Xbox content and services revenue increased 47% driven by 40 points of net impact from the Activision Blizzard acquisition. Xbox hardware revenue decreased 7% driven by lower volume of consoles sold, offset in part by sales mix shift to higher-priced consoles.
•
Search and news advertising revenue increased $249 million or 3%. Search and news advertising revenue excluding traffic acquisition costs increased 10% driven by higher search volume.
•
Devices revenue decreased $670 million or 16%.

Operating income increased $2.6 billion or 22%.

•
Gross margin increased $5.1 billion or 24% driven by growth in Gaming, with 10 points of net impact from the Activision Blizzard acquisition, as well as growth in Windows. Gross margin percentage increased driven by sales mix shift to higher margin businesses and improvement in Devices.
•
Operating expenses increased $2.5 billion or 27% driven by Gaming, with 31 points of growth from the Activision Blizzard acquisition.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2024	2023		2024	2023

Research and development	$7,653	$6,984	10%	$21,454	$20,456	5%
As a percent of revenue	12%	13%	(1)ppt	12%	13%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Research and development expenses increased $669 million or 10% driven by Gaming, with 9 points of growth from the Activision Blizzard acquisition.

Nine Months Ended March 31, 2024 Compared with Nine Months Ended March 31, 2023

Research and development expenses increased $998 million or 5% driven by Gaming, with 6 points of growth from the Activision Blizzard acquisition.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2024	2023		2024	2023

Sales and marketing	$6,207	$5,750	8%	$17,640	$16,555	7%
As a percent of revenue	10%	11%	(1)ppt	10%	11%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Sales and marketing expenses increased $457 million or 8% driven by Gaming, with 8 points of growth from the Activision Blizzard acquisition.

Nine Months Ended March 31, 2024 Compared with Nine Months Ended March 31, 2023

Sales and marketing expenses increased $1.1 billion or 7% driven by Gaming, with 6 points of growth from the Activision Blizzard acquisition.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2024	2023		2024	2023

General and administrative	$1,912	$1,643	16%	$5,363	$5,378	0%
As a percent of revenue	3%	3%	0ppt	3%	3%	0ppt

PART I

Item 2

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

General and administrative expenses increased $269 million or 16% driven by Gaming, with 17 points of growth from the Activision Blizzard acquisition.

Nine Months Ended March 31, 2024 Compared with Nine Months Ended March 31, 2023

General and administrative expenses were relatively unchanged as prior year employee severance expenses were offset by growth from the Activision Blizzard acquisition.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023

Interest and dividends income	$619	$748	$2,519	$2,089
Interest expense	(800)	(496)	(2,234)	(1,486)
Net recognized gains (losses) on investments	(25)	105	(63)	103
Net losses on derivatives	(24)	(65)	(198)	(255)
Net gains (losses) on foreign currency remeasurements	(138)	122	(203)	26
Other, net	(486)	(93)	(792)	(162)

Total	$(854)	$321	$(971)	$315

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Interest and dividends income decreased due to lower portfolio balances. Interest expense increased due to the issuance of commercial paper. Net recognized losses on investments increased primarily due to higher equity impairments and lower gains on equity investments. Net losses on derivatives decreased primarily due to lower losses on equity derivatives. Other, net primarily reflects net recognized losses on equity method investments.

Nine Months Ended March 31, 2024 Compared with Nine Months Ended March 31, 2023

Interest and dividends income increased due to higher yields and higher portfolio balances. Interest expense increased due to the issuance of commercial paper. Net recognized losses on investments increased primarily due to higher equity impairments. Net losses on derivatives decreased primarily due to lower losses on equity and interest rate derivatives. Other, net primarily reflects net recognized losses on equity method investments.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% and 19% for the three months ended March 31, 2024 and 2023, respectively, and 18% and 19% for the nine months ended March 31, 2024 and 2023, respectively. The decrease in our effective tax rate for the three and nine months ended March 31, 2024 compared to the prior year was primarily due to increased tax benefits from stock-based compensation and tax benefits from tax law changes, including the impact from the issuance of Notice 2023-55 and Notice 2023-80 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department. Notice 2023-55, issued in the first quarter of fiscal year 2024, delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2024, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of March 31, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

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

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2024	2023		2024	2023

Gross margin	$43,353	$36,729	18%	$125,965	$106,658	18%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	0	152	*

Adjusted gross margin (non-GAAP)	$43,353	$36,729	18%	$125,965	$106,810	18%

Operating income	$27,581	$22,352	23%	$81,508	$64,269	27%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	0	1,171	*

Adjusted operating income (non-GAAP)	$27,581	$22,352	23%	$81,508	$65,440	25%

Net income	$21,939	$18,299	20%	$66,100	$52,280	26%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	0	946	*

Adjusted net income (non-GAAP)	$21,939	$18,299	20%	$66,100	$53,226	24%

Diluted earnings per share	$2.94	$2.45	20%	$8.85	$6.99	27%
Severance, hardware-related impairment, and lease consolidation costs	0	0	*	0	0.13	*

Adjusted diluted earnings per share (non-GAAP)	$2.94	$2.45	20%	$8.85	$7.12	24%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $80.0 billion and $111.3 billion as of March 31, 2024 and June 30, 2023, respectively. Equity and other investments were $14.8 billion and $9.9 billion as of March 31, 2024 and June 30, 2023, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $22.5 billion to $81.4 billion for the nine months ended March 31, 2024, primarily due to an increase in cash received from customers and a decrease in cash paid to suppliers. Cash used in financing decreased $18.3 billion to $14.2 billion for the nine months ended March 31, 2024, primarily due to a $16.3 billion increase in proceeds from issuance of debt, net of repayments. Cash used in investing increased $68.6 billion to $82.1 billion for the nine months ended March 31, 2024, primarily due to a $66.5 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of March 31, 2024:

(In millions)

Three Months Ending

June 30, 2024	$20,185
September 30, 2024	11,056
December 31, 2024	7,804
March 31, 2025	2,843
Thereafter	2,945

Total	$44,833

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

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of March 31, 2024, we had a remaining transition tax liability of $7.6 billion, of which $3.8 billion is short-term and payable in the first quarter of fiscal year 2025.

Share Repurchases

For the nine months ended March 31, 2024 and 2023, we repurchased 25 million shares and 55 million shares of our common stock for $9.2 billion and $13.8 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of March 31, 2024, $13.1 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the nine months ended March 31, 2024 and 2023, our Board of Directors declared quarterly dividends of $0.75 per share and $0.68 per share, totaling $16.7 billion and $15.2 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years to support growth in our cloud offerings and our investments in AI infrastructure and training. We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2024	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(9,528)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(43)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,469)	Fair Value
Credit	100 basis point increase in credit spreads	(334)	Fair Value
Equity	10% decrease in equity market prices	(1,082)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are investing in artificial intelligence (“AI”) across the entire company and infusing generative AI capabilities into our consumer and commercial offerings. We expect AI technology and services to be a highly competitive and rapidly evolving market. We will bear significant development and operational costs to build and support the AI capabilities, products, and services necessary to meet the needs of our customers. To compete effectively we must also be responsive to technological change, new and potential regulatory developments, and public scrutiny.
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

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, Microsoft 365, Bing, SQL Server, Windows Server, Azure, Xbox, LinkedIn, and other products and services. In addition, we are focused on developing new AI platform services and incorporating AI into existing products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment, including PCs, tablets, gaming devices, and HoloLens. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically. We may not get engagement in certain features, like Microsoft Edge, Bing, and Copilot, that drive post-sale monetization opportunities. Our data handling practices across our products and services will continue to be under scrutiny. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption, product design, and product quality.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our IT systems and data, including customer systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software or exploiting known and potential vulnerabilities or intentionally designed processes in hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner or conducting coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 19, 2024, as amended on March 8, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. The threat actor used and continues to use information it obtained to gain, or attempt to gain, unauthorized access to some of our source code repositories and internal systems, and the threat actor may utilize this information to otherwise adversely affect our business or results of operations. This incident has and may continue to result in harm to our reputation and customer relationships. Additionally, the investigation of this incident is ongoing, and we may discover additional impacts of this or other incidents as part of our ongoing examination of this incident. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners have and may continue to intensify during periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine. Cyber incidents and

PART II

Item 1A

attacks, individually or in the aggregate, could negatively impact our results of operations, financial condition, competitive position, and reputation.

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

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. Threat actors may also utilize emerging technologies, such as AI and machine learning. We may have no current capability to detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors, after establishing a foothold on an internal system without being detected, may gain access to other networks and systems. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, and regulators, as well as the public. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us whose business is providing technology products and services to others. Threats to or attacks on our own IT infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero day”) vulnerabilities, such as occurred in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks. Additionally, we are actively adding new generative AI features to our services. Because generative AI is a new field, understanding of security risks and protection methods continues to develop; features that rely on generative AI may be susceptible to unanticipated security threats from sophisticated adversaries.

PART II

Item 1A

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

Development and deployment of defensive measures

To defend against security threats to our internal IT systems, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security, threat detection, and reliability features, escalate and improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others in a timely manner, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so.

The cost of measures to protect products and customer-facing services could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers in certain industries such as financial services, health care, and government may have enhanced or specialized expectations and requirements to which we must engineer our products and services. Customers, and third parties granted access to their systems, may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install or enable security patches, or may otherwise fail to adopt adequate security practices. Any of these could adversely affect our reputation and revenue. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

Our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position.

PART II

Item 1A

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number, breadth, and scale of our cloud-based offerings, we store and process increasingly large amounts of personal data of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may cause higher operating expenses or hinder growth of our products and services.

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

PART II

Item 1A

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

Issues in the development and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in our devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts. These risks may arise from current copyright infringement and other claims related to AI training and output, new and proposed legislation and regulations, such as the European Union’s (“EU”) AI Act and the U.S.’s AI Executive Order, and new applications of data protection, privacy, intellectual property, and other laws. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, are contrary to our responsible AI principles, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units (“GPUs”) and other components. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth and the augmentation of existing services such as Bing, Azure, Microsoft Account services, Microsoft 365, Microsoft Teams, Dynamics 365, OneDrive, SharePoint Online, Skype, Xbox, and Outlook.com through the incorporation of AI features and/or functionality. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, insufficient Internet connectivity, insufficient or unavailable power or water supply, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely impact our consolidated financial statements.

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

PART II

Item 1A

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

PART II

Item 1A

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

Existing and increasing legal and regulatory requirements could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are expanding and the requests we are experiencing are increasing in volume and complexity. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Compliance with evolving digital accessibility laws and standards will require engineering and is important to our efforts to empower all people and organizations to achieve more. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, the EU’s AI Act may increase costs or impact the operation of our AI services in the European market.

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

We are regularly under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under Internal Revenue Service (“IRS”) audit for prior tax years and have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for the tax years 2004 to 2013. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. The final resolution of the proposed adjustments, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

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

INTELLECTUAL PROPERTY RISKS

We face risks related to the protection and utilization of our intellectual property that may result in our business and operating results being harmed. Protecting our intellectual property rights and combating unlicensed copying and use of our software, source code, and other intellectual property on a global basis is difficult. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights.

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

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating results. Unauthorized access to or disclosure of source code or other intellectual property also could increase the security risks described elsewhere in these risk factors.

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

PART II

Item 1A

GENERAL RISKS

If our reputation or our brands are damaged, our business and operating results may be harmed. Our reputation and brands are globally recognized and are important to our business. Our reputation and brands affect our ability to attract and retain consumer, business, and public-sector customers. There are numerous ways our reputation or brands could be damaged. These include product safety or quality issues, our environmental impact and sustainability, supply chain practices, or human rights record. We may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our product offering decisions, public policy positions, or corporate philanthropic initiatives. Damage to our reputation or our brands may occur from, among other things:

•
The introduction of new features, products, services, or terms of service that customers, users, or partners do not like.
•
Public scrutiny of our decisions regarding user privacy, data practices, or content.
•
Data security breaches, cybersecurity incidents, compliance failures, or actions of partners or individual employees.

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

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems, operations, or supply chain because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential impact of prolonged service outages in our consolidated financial statements.

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

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting, training, and retaining talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, are important to our ability to recruit and retain employees. We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Restraints on the flow of technical and professional talent, including as a result of changes to U.S. immigration policies or laws, may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs. Our global workforce is predominantly non-unionized, although we do have some employees in the U.S. and internationally who are represented by unions or works councils. In the U.S., there has been a general increase in workers exercising their right to form or join a union. The unionization of significant employee populations could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the third quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

January 1, 2024 – January 31, 2024	2,490,515	$388.24	2,490,515	$14,982
February 1, 2024 – February 29, 2024	2,248,517	408.16	2,248,517	14,065
March 1, 2024 – March 31, 2024	2,197,442	416.55	2,197,442	13,149

	6,936,474		6,936,474

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

March 12, 2024	May 16, 2024	June 13, 2024	$0.75	$5,574

We returned $8.4 billion to shareholders in the form of share repurchases and dividends in the third quarter of fiscal year 2024. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2024, the following Section 16 officers and directors adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•
Takeshi Numoto, our Executive Vice President and Chief Marketing Officer, adopted a new written trading plan on February 6, 2024. The plan’s maximum duration is until August 6, 2024. The first trade will not occur until May 30, 2024, at the earliest. The trading plan is intended to permit Mr. Numoto to sell (i) 100% of net vested shares of our common stock pursuant to a Restricted Stock Award that will vest on May 30, 2024, and (ii) 100% of net vested shares of our common stock pursuant to Restricted Stock Awards that will vest on May 31, 2024.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2024.

PART II

Item 6

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

15.1	Letter regarding unaudited interim financial information	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

April 25, 2024