Form 10-K
period 2024-06-30
MICROSOFT CORP
filed 2024-07-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

As of December 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.8 trillion based on the closing sale price as reported on the NASDAQ National Market System. As of July 25, 2024, there were 7,433,038,381 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 10, 2024 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2024

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

PART I

ITEM 1. BUSINESS

GENERAL

Embracing Our Future

Microsoft is a technology company committed to making digital technology and artificial intelligence (“AI”) available broadly and doing so responsibly, with a mission to empower every person and every organization on the planet to achieve more. We create platforms and tools, powered by AI, that deliver innovative solutions that meet the evolving needs of our customers. From infrastructure and data, to business applications and collaboration, we provide unique, differentiated value to customers. We strive to create local opportunity, growth, and impact in every country around the world.

We have entered a new age of AI that will fundamentally transform productivity for every individual, organization, and industry on earth, while helping us address some of our most pressing challenges. Microsoft's AI offerings, including Copilot and our Copilot stack, are already orchestrating a new era of AI transformation, driving better business outcomes across every role and industry. As a company, we believe we can be the democratizing force for this new generation of technology and the opportunity it will help unlock for every country, community, and individual.

We believe AI should be as empowering across communities as it is powerful, and we’re committed to ensuring it is responsibly designed and built with safety and security from the outset.

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

Our growth depends on securely delivering continuous innovation and advancing our leading productivity and collaboration tools and services, including Microsoft 365, LinkedIn, and Dynamics 365. Microsoft 365 is an AI first platform that brings together Office, Windows, Copilot, and Enterprise Mobility + Security to help organizations empower their employees. Copilot for Microsoft 365 combines AI with business data in the Microsoft Graph and Microsoft 365 applications. Microsoft Teams is a comprehensive platform for communication and collaboration, with meetings, calling, chat, file collaboration, and the ability to bring all of the applications teams use into a single place. Microsoft Viva is an employee experience platform that brings together communications, knowledge, learning, resources, and insights.

Together, the Microsoft Cloud, Dynamics 365, Microsoft Teams, and our AI offerings bring a new era of collaborative applications for every role and business function to get insights and business impact faster. Dynamics 365 is a portfolio of intelligent business applications that delivers operational efficiency and breakthrough customer experiences. Our role-based extensions of Microsoft Copilot – Copilot for Sales, Copilot for Service, and Copilot for Finance – bring together the power of Copilot for Microsoft 365 with role-specific insights and workflow assistance to streamline business processes. Copilot Studio allows customers to customize Copilot for Microsoft 365 or build their own Copilot. Microsoft Power Platform helps domain experts drive productivity gains with low-code/no-code tools, robotic process automation, virtual agents, and business intelligence. Copilot Pro is a consumer subscription service that offers faster and more powerful AI assistance in Microsoft 365 apps and on the web. LinkedIn combines our unique data with this new generation of AI to transform the way professionals learn, sell, market, and get hired.

Build the Intelligent Cloud and Intelligent Edge Platform

Digital transformation and adoption of AI continues to revolutionize more business workstreams for organizations in every sector across the globe. For enterprises, digital technology empowers employees, optimizes operations, engages customers, and in some cases, changes the very core of products and services. We continue to invest in high performance and sustainable computing to meet the growing demand for fast access to Microsoft services provided by our network of cloud computing and AI infrastructure and datacenters.

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

The Microsoft Cloud provides the best integration across the technology stack while offering openness, improving time to value, reducing costs, and increasing agility. As the foundation of the Microsoft Cloud, Azure uniquely offers hybrid consistency, developer productivity, data and AI capabilities, and trusted security and compliance.

We offer supercomputing power for AI at scale to run large workloads, complemented by our rapidly expanding portfolio of AI cloud services and hardware, which includes custom-built silicon and strong partnerships with chip manufacturers. We have introduced purpose-built cloud infrastructure for AI workloads including a custom AI accelerator, Azure Maia, and a custom in-house central processing unit, Azure Cobalt.

PART I

Item 1

Our AI platform, Azure AI, is helping organizations transform, bringing intelligence and insights to the hands of their employees and customers to solve their most pressing challenges. We offer a wide selection of industry-leading frontier and open models, including from partners, as well as state-of-the-art tooling, and AI-optimized infrastructure, delivering the Copilot stack for Microsoft, enterprises, and developers. Organizations large and small are deploying Azure AI solutions to achieve more at scale, more easily, with the proper enterprise-level responsible AI and safety and security protections. Azure AI Studio provides a full lifecycle toolchain customers can use to ground these models on their own data, create prompt workflows, and help ensure they are deployed and used safely.

GitHub Copilot is at the forefront of AI-powered software development, giving developers a tool to write code easier and faster. From GitHub to Visual Studio, we provide a developer tool chain for everyone, no matter the technical experience, across all platforms.

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

The Microsoft Intelligent Data Platform fully integrates databases, analytics, and governance. Microsoft Fabric is an end-to-end, unified analytics platform that brings together all the data and analytics tools that organizations need.

Nuance is a leader in conversational AI and ambient intelligence across industries, including healthcare, financial services, retail, and telecommunications. Microsoft and Nuance enable organizations to accelerate their business goals with security-focused, cloud-based solutions infused with AI.

As the rate and pace of cyberthreats continue to accelerate, security is a top priority for every organization. Microsoft offers customers integrated products addressing security, compliance, identity, management, and privacy across customers’ multi-cloud, application, and device assets. With Copilot for Security, Microsoft offers an AI cybersecurity product that enables security professionals to respond to cyberthreats quickly.

Windows 365 enables users to stream a full Windows experience from the Microsoft Cloud to any device.

Create More Personal Computing

We strive to make computing more personal, enabling users to interact with technology in more intuitive, engaging, and dynamic ways.

Windows 11 offers innovations focused on performance, productivity, and creativity, including Copilot in Windows. Windows 11 security and privacy features include operating system security, application security, and user and identity security. Dev Home is an open-source experience in Windows to help developer productivity. We are committed to designing and marketing first-party devices to help drive innovation, create new device categories, and stimulate demand in the Windows ecosystem. The Surface family includes Surface Pro, Surface Laptop, and other Surface products. Copilot+ PCs are a new class of Windows 11 PCs that are powered by a neural processing unit. These PCs use on-device AI for enhanced performance and features.

Copilot is an AI assistant that helps users navigate the web, answer questions, and create content. Microsoft Edge is our fast and secure browser that helps protect users’ data and offers enhanced browsing capabilities including quick access to AI-powered tools, apps, and more. The AI-powered Bing search engine with Copilot delivers better search, more complete answers, and the ability to generate content.

PART I

Item 1

Microsoft is expanding how billions of people globally access and play video games on PC, console, mobile, and cloud. We put game development front and center, backed by innovative hardware, experiences, and a subscription service, Xbox Game Pass, that allows those games to reach more players across more devices. Activision Blizzard, Inc. (“Activision Blizzard”), a leader in game development and an interactive entertainment content publisher, joined Microsoft in October 2023.

Our Future Opportunity

We are focused on helping customers use the breadth and depth of the Microsoft Cloud to get the most value out of their digital spend while leading the AI platform wave across our solution areas. We continue to develop complete, intelligent solutions for our customers that empower people to be productive and collaborate, while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long term, which we expect will translate to sustained growth. We are investing significant resources in:

•
Transforming the workplace to deliver new modern, modular business applications, drive deeper insights, and improve how people communicate, collaborate, learn, work, and interact with one another.
•
Building and running cloud-based services in ways that utilize ubiquitous computing to unleash new experiences and opportunities for businesses and individuals.
•
Applying AI and ambient intelligence to drive insights, revolutionize many types of work and business processes, and provide substantive productivity gains using natural methods of communication.
•
Tackling security from all angles with our integrated, end-to-end solutions spanning security, compliance, identity, and management, across all clouds and platforms.
•
Inventing new gaming experiences that bring people together around their shared love for games on any devices and pushing the boundaries of innovation with console and PC gaming.
•
Using Windows to fuel our cloud business, grow our share of the PC market, and drive increased engagement with our services like Microsoft Edge, Bing, Microsoft Teams, Microsoft 365 Consumer, Xbox Game Pass, and more.

Our future growth depends on our ability to transcend current product category definitions, business models, and sales motions.

Corporate Social Responsibility

Commitment to Sustainability

Microsoft’s approach to addressing climate change starts with the sustainability of our own business. In 2020, we committed to being a carbon negative, water positive, and zero waste company by 2030.

Since announcing that commitment, we have seen major changes both in the technology sector and in our understanding of what it will take to meet our climate goals. New technologies, including generative AI, hold promise for new innovations that can help address the climate crisis. At the same time, the infrastructure and electricity needed for these technologies create new challenges for meeting sustainability commitments across the tech sector.

In May 2024, we released our Environmental Sustainability Report which looked back at our progress in several areas during fiscal year 2023. In four areas we are on track, and in each of these we see progress that has the potential to have global impact beyond our own sustainability work. These are:

•
Reducing our direct operational emissions (Scope 1 and 2).
•
Accelerating carbon removal.
•
Designing for circularity to minimize waste and reusing cloud hardware.
•
Improving biodiversity and protecting more land than we use.

At the same time, there are two areas where we’re not yet on track, and in each of these we are intensively engaged in work to identify and pursue additional breakthroughs. These are:

•
Reducing our indirect emissions (Scope 3).
•
Reducing our water use and replenishing more water than we consume in our datacenter operations.

PART I

Item 1

Even amid the challenges, we remain optimistic. We’re encouraged by ongoing progress across our campuses and datacenters, and throughout our value chain.

Addressing Racial Injustice and Inequity

In June 2020, we outlined a series of multi-year commitments designed to address the racial injustice and inequity experienced by racial and ethnic minorities in the United States, including Black and African American communities. We remain committed to addressing racial injustice and inequity and helping improve lived experiences at Microsoft, in employees’ communities, and beyond.

In fiscal year 2024, we continued to collaborate with partners and worked within neighborhoods and communities to advance projects and programs. We grew our Nonprofit Tech Acceleration for Black and African American Communities program, to help more than 3,000 local organizations in nearly 1,900 Black and African American communities use technical solutions to modernize and streamline operations. We also expanded our Technology Education and Learning Support (“TEALS”) program to reach nearly 550 high schools across 21 racial equity expansion regions with the support of nearly 1,500 volunteers, 12% of whom identify as Black or African American.

We have committed $150 million in Minority Depository Institutions and funds supporting Black and African American-owned small businesses. These commitments drive sustained impact by directly enabling an increase of funds into local communities, improving diverse, small-business access to capital, and increasing skill development. We continue to partner with diverse-owned banking partners and asset managers to catalyze growth and industry participation. Additionally, we enriched our supplier pipeline, achieving our goal to spend $500 million with double the number of Black- and African American-owned suppliers. We have also provided 162 low- or no-interest loans to our small to medium-sized partners through our Partner Capital Fund.

We also continue to make progress toward our overall commitment to double the number of Black and African American and Hispanic and Latinx leaders in the U.S. by 2025.

Investing in Digital Skills

Microsoft’s Skills for Jobs initiative aims to support a more skills-based labor market, with greater flexibility and accessible learning paths to develop the right skills needed for the most in-demand jobs. This initiative brings together classes, Career Essentials Certificates, and other resources from LinkedIn, GitHub, and Microsoft Learn, and is built on data insights drawn from LinkedIn’s Economic Graph. Our goal was to train and certify 10 million learners by 2025. As of May 2024, we have surpassed that goal, training and certifying 12.6 million learners. We also launched a campaign in the United States in 2021 to help skill and recruit 250,000 people into the nation’s cybersecurity workforce by 2025, representing half of the country’s workforce shortage. To that end, we are making curriculum available free of charge to all of the nation’s higher education institutions, providing training for new and existing faculty, and providing scholarships and supplemental resources to 25,000 students. The cyber skills initiative has expanded to 27 additional countries that show elevated cyberthreat risks coupled with significant gaps in their cybersecurity workforces, where we’ve partnered with nonprofits and other educational institutions to train the next generation of cybersecurity workers.

Generative AI is creating unparalleled opportunities to empower workers globally, but only if everyone has the skills to use it. In June 2023, we launched an AI Skills initiative to help everyone learn how to harness the power of AI. This includes a new LinkedIn learning pathway offering new coursework on learning the foundations of generative AI. We also launched a new global grant challenge to uncover new ways of training workers on generative AI and provide greater access to digital learning events and resources. Additionally, we extended our reach in rural communities, including through our TechSpark initiative in the United States. As of June 2024, we’ve helped more than 2.5 million people in 92% of the world’s countries learn how to use AI.

HUMAN CAPITAL RESOURCES

Microsoft aims to recruit, develop, and retain world-changing talent from a diversity of backgrounds. To foster their and our success, we seek to create an environment where people can thrive and do their best work. We strive to maximize the potential of our human capital resources by creating a respectful, rewarding, and inclusive work environment that enables our global employees to create products and services that further our mission. Microsoft’s culture is grounded in growth mindset. This means everyone is on a continuous journey to learn and grow, operating as one company instead of multiple siloed businesses. Our culture also embeds the security of customers and Microsoft as a priority for every employee and across all of our organizations.

PART I

Item 1

As of June 30, 2024, we employed approximately 228,000 people on a full-time basis, 126,000 in the U.S. and 102,000 internationally. Of the total employed people, 86,000 were in operations, including product support and consulting services, datacenter operations, and manufacturing and distribution; 81,000 were in product research and development; 45,000 were in sales and marketing; and 16,000 were in general and administration. Certain employees are subject to collective bargaining agreements.

We design our programs to attract, reward, and retain top talent, enable our employees’ continual growth, and reinforce our culture and values. Our total compensation opportunity is highly differentiated and market competitive. Our intended result is a global performance and development approach that fosters our culture, drives company performance, and competitive compensation that ensures equitable pay by role while supporting pay for performance.

Diversity and inclusion are core to our business. As reported in our Global Diversity and Inclusion Reports, we monitor pay equity and career progress across multiple dimensions. We encourage every person at Microsoft to play an active role in creating an inclusive environment.

We have invested significantly in employee wellbeing and offer a differentiated benefits package which includes many physical, emotional, and financial wellness programs. Our Occupational Health and Safety program helps to protect employees’ safety while they are working. We also have introduced Hybrid Workplace Flexibility guidance to better support leaders, managers, and employees in hybrid work scenarios.

We believe providing employees with access to continual learning enables them to drive impact for the company. We provide individuals and teams with access to first and third-party content resources across professions, disciplines, and roles, and offer skilling opportunities to support employees’ growth while driving organizations’ needs.

Our employee listening systems enable us to gather feedback directly from our workforce to inform our programs and employee needs globally, giving us real-time insights into ways we can support our employees. As a company, we will continue to leverage data and research to inform decision making, balancing the needs of the business, team, and individual.

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
•
Office Consumer, including Microsoft 365 Consumer and Copilot Pro subscriptions, Office licensed on-premises, and other Office services.
•
LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics business solutions, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, Power Apps, and Power Automate; and on-premises ERP and CRM applications.

PART I

Item 1

Office Commercial

Office Commercial is designed to increase personal, team, and organizational productivity through a range of products and services. Growth depends on our ability to reach new users in new markets such as frontline workers, small and medium businesses, and growth markets, as well as add value to our core product and service offerings to span AI and productivity categories such as communication, collaboration, analytics, security, and compliance. Office Commercial revenue is mainly affected by a combination of continued installed base growth and average revenue per user expansion, as well as the continued shift from Office licensed on-premises to Office 365.

Office Consumer

Office Consumer is designed to increase personal productivity and creativity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set with new features including AI tools, and continue to expand our product and service offerings into new markets. Office Consumer revenue is mainly affected by the percentage of customers that buy Office with their new devices and the continued shift from Office licensed on-premises to Microsoft 365 Consumer subscriptions. Office Consumer Services revenue is mainly affected by the demand for communication and storage through Skype, Outlook.com, and OneDrive, which is largely driven by subscriptions, advertising, and the sale of minutes.

LinkedIn

LinkedIn connects the world’s professionals to make them more productive and successful and transforms the way companies hire, market, sell, and learn. Our vision is to create economic opportunity for every member of the global workforce through the ongoing development of the world’s first Economic Graph, a digital representation of the global economy. In addition to LinkedIn’s free services, LinkedIn offers monetized solutions designed to offer AI-enabled insights and productivity: Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions. Talent Solutions provide insights for workforce planning and tools to hire, nurture, and develop talent. Talent Solutions also includes Learning Solutions, which help businesses close critical skills gaps in times where companies are having to do more with existing talent. Marketing Solutions help companies reach, engage, and convert their audiences at scale. Premium Subscriptions enable professionals to manage their professional identity, grow their network, find jobs, access knowledge, and connect with talent through additional services like premium search. Sales Solutions help companies strengthen customer relationships, empower teams with digital selling tools, and acquire new opportunities. Growth will depend on our ability to increase the number of LinkedIn members and our ability to continue offering insight and AI-enabled services that provide value for our members and increase their engagement. LinkedIn revenue is mainly affected by demand from enterprises and professionals for subscriptions to Talent Solutions, Sales Solutions, and Premium Subscriptions offerings, as well as member engagement and the quality of the sponsored content delivered to those members to drive Marketing Solutions.

Dynamics

Dynamics provides cloud-based and on-premises business solutions for financial management, enterprise resource planning (“ERP”), customer relationship management (“CRM”), and supply chain management, as well as other low code application development platforms and AI offerings, for small and medium businesses, large organizations, and divisions of global enterprises. Dynamics revenue is driven by the number of users licensed and applications consumed, expansion of average revenue per user, and the continued shift to Dynamics 365, a unified set of cloud-based intelligent business applications, including our low code development platforms, such as Power Apps and Power Automate.

PART I

Item 1

Competition

Competitors to Office include software and global application vendors, such as Apple, Cisco Systems, Google, Meta, Proofpoint, Slack, Symantec, Zoom, and numerous web-based and mobile application competitors as well as local application developers. Apple distributes versions of its pre-installed application software, such as email and calendar products, through its PCs, tablets, and phones. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Meta offers communication tools to enable productivity and engagement within organizations. Proofpoint and Symantec provide security solutions across email security, information protection, and governance. Slack provides teamwork and collaboration software. Zoom offers videoconferencing and cloud phone solutions. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products and services. We compete by providing powerful, flexible, secure, integrated industry-specific, and easy-to-use productivity and collaboration tools and services that create comprehensive solutions and work well with technologies our customers already have both on-premises or in the cloud.

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

Dynamics competes with cloud-based and on-premises business solution providers such as Oracle, Salesforce, SAP, Service Now, UI Path, and WorkDay.

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

Server Products and Cloud Services

Azure is a comprehensive set of cloud services that offer developers, IT professionals, and enterprises freedom to build, deploy, and manage applications on any platform or device. Customers can use Azure through our global network of datacenters for computing, networking, storage, mobile and web application services, AI, Internet of Things (“IoT”), cognitive services, and machine learning. Azure enables customers to devote more resources to development and use of applications that benefit their organizations, rather than managing on-premises hardware and software. Azure revenue is mainly affected by infrastructure-as-a-service and platform-as-a-service consumption-based services, and per user-based services such as Enterprise Mobility + Security.

Azure AI offerings provide a competitive advantage as companies seek ways to optimize and scale their business with machine learning. With Azure’s purpose-built, AI-optimized infrastructure, customers can use a variety of large language models and developer tools to create the next generation of AI apps and services.

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

PART I

Item 1

Nuance and GitHub include both cloud and on-premises offerings. Nuance provides healthcare and enterprise AI solutions. GitHub provides a collaboration platform and code hosting service for developers.

Enterprise and Partner Services

Enterprise and Partner Services, including Enterprise Support Services, Industry Solutions, Nuance professional services, Microsoft Partner Network, and Learning Experience, assist customers in developing, deploying, and managing Microsoft server solutions, Microsoft desktop solutions, and Nuance conversational AI and ambient intelligent solutions, along with providing training and certification to developers and IT professionals on various Microsoft products.

Competition

Azure faces diverse competition from companies such as Amazon, Broadcom, Google, IBM, Oracle, and open source offerings. Azure’s competitive advantage includes enabling a hybrid cloud, allowing deployment of existing datacenters with our public cloud into a single, cohesive infrastructure, and the ability to run at a scale that meets the needs of businesses of all sizes and complexities. Our AI offerings compete with AI products from hyperscalers such as Amazon and Google, as well as products from other emerging competitors, including Anthropic, OpenAI, Meta, and other open source offerings, many of which are also current or potential partners. Our Azure Security offerings include our cloud security solution and security information and event management solution, which compete with companies such as Palo Alto Networks and Cisco. Our Enterprise Mobility + Security offerings also compete with products from a range of competitors including identity vendors, security solution vendors, and numerous other security point solution vendors. We believe our cloud’s global scale, coupled with our broad portfolio of identity and security solutions, allows us to effectively solve complex cybersecurity challenges for our customers and differentiates us from the competition.

Our server products face competition from a wide variety of server operating systems and applications offered by companies with a range of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Oracle offer their own versions of the Unix operating system preinstalled on server hardware and nearly all computer manufacturers offer server hardware for the Linux operating system.

We compete to provide enterprise-wide computing and point solutions with numerous commercial software vendors that offer solutions and middleware technology platforms, software applications for connectivity, security, hosting, database, and e-business servers. IBM and Oracle lead a group of companies that compete with our enterprise-wide computing solutions. Commercial competitors for our server applications for PC-based distributed client-server environments include Broadcom, IBM, and Oracle. Our web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP. In middleware, we compete against Java vendors.

Our database, business intelligence, and data warehousing solutions offerings compete with products from Databricks, IBM, Oracle, SAP, Snowflake, and other companies. Our system management solutions compete with server management and server virtualization platform providers, such as BMC, Broadcom, Hewlett-Packard, and IBM. Our products for software developers compete against offerings from Adobe, IBM, Oracle, and other companies, and also against open source projects, including Eclipse (sponsored by IBM, Oracle, and SAP), PHP, and Ruby on Rails.

We believe our server products provide customers with advantages in performance, total costs of ownership, and productivity by delivering superior applications, development tools, compatibility with a broad base of hardware and software applications, security, and manageability.

Our Enterprise and Partner Services business competes with a wide range of companies that provide strategy and business planning, application development, and infrastructure services, including multinational consulting firms and small niche businesses focused on specific technologies.

PART I

Item 1

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
Growth of the AI PC category
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
•
Piracy.

Windows Commercial revenue, which includes volume licensing of the Windows operating system and Windows cloud services such as Microsoft Defender for Endpoint, is affected mainly by the demand from commercial customers for Microsoft 365 and our advanced security offerings. Windows Commercial revenue often reflects the number of information workers in a licensed enterprise and is relatively independent of the number of PCs sold in a given year.

Patent licensing includes our programs to license patents we own for use across a broad array of technology areas, including mobile devices and cloud offerings.

Windows IoT extends the power of Windows and the cloud to intelligent systems by delivering specialized operating systems, tools, and services for use in embedded devices.

Devices

We design and sell devices, such as Surface (including Copilot+ PCs), HoloLens, and PC accessories. Our devices are designed to enable people and organizations to connect to the people and content that matter most using Windows and integrated Microsoft products and services. Surface is designed to help organizations, students, and consumers be more productive. Growth in Devices is dependent on total PC shipments, the ability to attract new customers, our product roadmap, and expanding into new categories.

PART I

Item 1

Gaming

Our gaming platform is designed to provide a variety of entertainment through a unique combination of content, community, and cloud services. Our game content is developed through a collection of first-party studios creating iconic and differentiated gaming experiences. We continue to invest in new gaming studios and content to expand our intellectual property roadmap and leverage new content creators. These unique gaming experiences are the cornerstone of Xbox Game Pass, a subscription service and gaming community with access to a curated library of over 400 first- and third-party console and PC titles.

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

Xbox enables people to connect and share online gaming experiences that are accessible on Xbox consoles, Windows-enabled devices, and other devices. Xbox is designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. Xbox revenue is mainly affected by subscriptions and sales of first- and third-party content, as well as advertising. Growth of our Gaming business is determined by the overall active user base through Xbox enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences.

Search and News Advertising

Our Search and news advertising business is designed to deliver relevant search, native, and display advertising to a global audience. Our Microsoft Edge browser and Bing search engine with Copilot are key tools to enable user acquisition and engagement, while our technology platform enables accelerated delivery of digital advertising solutions. In addition to first-party tools, we have several partnerships with companies, such as Yahoo, through which we provide and monetize search offerings. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content on advertising offerings.

Competition

Windows faces competition from various software products and from alternative platforms and devices, mainly from Apple and Google, and Microsoft Defender for Endpoint competes with CrowdStrike on endpoint security solutions. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, and compatibility with a broad range of hardware and software applications, including those that enable productivity.

Devices face competition from various computer, tablet, and hardware manufacturers who offer a unique combination of high-quality industrial design and innovative technologies across various price points. These manufacturers, many of which are also current or potential partners and customers, include Apple and our Windows OEMs.

Xbox and our cloud gaming services face competition from various online gaming ecosystems and game streaming services, including those operated by Amazon, Apple, Meta, and Tencent. We also compete with other providers of entertainment services such as video streaming platforms. Our gaming platform competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. We believe our gaming platform is effectively positioned against, and uniquely differentiated from, competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong content from our own first-party game franchises as well as other digital content offerings.

Our Search and news advertising business competes with Google, OpenAI, and a wide array of websites, social platforms like Meta, and portals that provide content and online offerings to end users.

PART I

Item 1

OPERATIONS

We have regional operations service centers that support our operations, including customer contract and order processing, billing, credit and collections, customer lifecycle operations, information processing, and vendor management and logistics. The centers in Ireland and Romania support the African, European, and Middle East regions; the centers in India and Ireland support the Asia-Pacific region; and the centers in Arlington, Virginia, Atlanta, Georgia, Charlotte, North Carolina, Fargo, North Dakota, Fort Lauderdale, Florida, Redmond, Washington, Reno, Nevada, and San Jose, Costa Rica support the Americas regions.

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

•
Cloud and AI – focuses on making IT professionals, developers, partners, independent software vendors, and their systems more productive and efficient through development of Azure AI platform and cloud infrastructure, server, database, CRM, ERP, software development tools and services, AI cognitive services, and other business process applications and services for enterprises.
•
Strategic Missions and Technologies – focuses on incubating technical products and support solutions with transformative potential for the future of cloud computing and continued company growth, such as quantum computing and advanced AI for science.
•
Experiences and Devices – focuses on delivering high value end-user experiences across our products, services, and devices, including Microsoft 365, Windows, Microsoft Teams, and the Surface line of devices.
•
Microsoft AI – focuses on delivering online experiences targeted at consumers (including Bing, Copilot, Start/MSN, and other advertising-based services) and developing advanced AI models.
•
Microsoft Security – focuses on delivering a comprehensive portfolio of services that protect our customers’ digital infrastructure through cloud platform and application security, data protection and governance, identity and network access, and device management.
•
Technology and Research – focuses on fundamental research, product and business incubations, and forward-looking AI innovations that span infrastructure, services, and applications. This engineering group includes Microsoft Research, one of the world’s largest corporate research organizations, which focuses on fundamental research in AI, computer science, and a broad range of other disciplines.
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

PART I

Item 1

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 63,000 U.S. and international patents issued and over 23,000 pending worldwide. While we employ much of our internally-developed intellectual property in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We may also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting societal and/or environmental efforts, or attracting and enabling our external development community. Our engagement with open source software also causes us to license our intellectual property rights broadly in certain situations.

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

We plan to continue to make significant investments in a broad range of product research and development activities, and as appropriate we will coordinate our research and development across operating segments and leverage the results across the company. This includes continuing to support fundamental research, which provides us with a unique perspective on future trends and contributes to our innovation.

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

OEMs

We distribute our products and services through OEMs that pre-install our software on new devices and servers they sell. The largest component of the OEM business is the Windows operating system pre-installed on devices. OEMs also sell devices pre-installed with other Microsoft products and services, including applications such as Office and the capability to subscribe to Microsoft 365 Consumer.

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

PART I

Item 1

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

LICENSING OPTIONS

We offer options for organizations of varying sizes that want to purchase our cloud services and on-premise software. We license these organizations under volume licensing agreements to allow the customer to acquire multiple licenses of products and services instead of having to acquire separate licenses through retail channels. These volume licensing programs have varying programmatic requirements and benefits to best meet the needs of our customers.

Software Assurance (“SA”) conveys rights to new software and upgrades for perpetual licenses released over the contract period. It also provides support, tools, training, and other licensing benefits to help customers deploy and use software efficiently. SA is required to be purchased with certain volume licensing agreements and is an optional purchase with others.

PART I

Item 1

Volume Licensing Programs

Enterprise Agreement

Enterprise Agreements offer large organizations a manageable volume licensing program that gives them the flexibility to buy cloud services and software licenses under one agreement. Enterprise Agreements are designed for medium or large organizations that want to license Microsoft products and services organization-wide over a three-year period. Organizations can elect to purchase perpetual licenses (covered with SA) and/or subscribe to cloud services.

Microsoft Customer Agreement

Microsoft Customer Agreements are simplified purchase agreements presented, accepted, and stored through a digital experience. Microsoft Customer Agreements are non-expiring agreements that are designed to support all customers over time, whether purchasing through a partner or directly from Microsoft.

Microsoft Online Subscription Agreement

Microsoft Online Subscription Agreements are designed for small and medium organizations that want to subscribe to, activate, provision, and maintain cloud services seamlessly and directly via the web. These agreements allow customers to acquire monthly or annual subscriptions for cloud-based services.

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

The Microsoft Services Provider License Agreement allows hosting service providers and independent software vendors who want to license eligible Microsoft software products to provide hosted applications and software services to their end customers. Partners license software over a three-year period and are billed monthly based on units licensed.

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

GOVERNMENT REGULATION

We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. How these laws and regulations apply to our business is often unclear, subject to change over time, and sometimes may be inconsistent from jurisdiction to jurisdiction. To comply with the accelerating global regulatory obligations, we established a regulatory governance framework and to create a repeatable system-focused approach to regulatory governance with an initial focus on four domains: Responsible AI, Privacy, Digital Safety, and Cybersecurity. The framework is designed to help us maintain customer trust and confidence in our products, remain in compliance with regulators around the globe, and effectively scale our capability to address the growing number of complex regulations. Through the framework, our legal and regulatory subject matter experts ingest regulations, develop standards and implementation guidance, and, when appropriate, work with our engineers to develop and implement products to monitor compliance. Our business teams, with legal support, manage the compliance programs and prepare external regulatory and commercial reporting, and our internal audit teams conduct reviews of our programs and processes. While we intended to create a unified approach to regulatory compliance, some of the programs and processes established pursuant to the framework are tailored to meet specific regulatory obligations, such as with the creation of independent compliance functions required by the European Union (“EU”) Digital Markets Act and the EU Digital Services Act, which oversee, monitor, and assess the company’s compliance with these acts.

For a description of the risks we face related to regulatory matters, refer to Risk Factors (Part I, Item 1A of this Form 10-K).

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of July 30, 2024 were as follows:

Name	Age	Position with the Company

Satya Nadella	56	Chairman and Chief Executive Officer
Judson B. Althoff	51	Executive Vice President and Chief Commercial Officer
Kathleen T. Hogan	58	Executive Vice President and Chief Human Resources Officer
Amy E. Hood	52	Executive Vice President and Chief Financial Officer
Takeshi Numoto	53	Executive Vice President and Chief Marketing Officer
Bradford L. Smith	65	Vice Chair and President
Christopher D. Young	52	Executive Vice President, Business Development, Strategy, and Ventures

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

Mr. Althoff was appointed Executive Vice President and Chief Commercial Officer in July 2021. He served as Executive Vice President, Worldwide Commercial Business from July 2017 until that time. Prior to that, Mr. Althoff served as the President of Microsoft North America. Mr. Althoff joined Microsoft in March 2013 as President of Microsoft North America. Mr. Althoff also serves on the Board of Directors of Ecolab Inc.

Ms. Hogan was appointed Executive Vice President and Chief Human Resources Officer in June 2023. Ms. Hogan had been Executive Vice President, Human Resources since November 2014. Prior to that Ms. Hogan was Corporate Vice President of Microsoft Services. She also served as Corporate Vice President of Customer Service and Support. Ms. Hogan joined Microsoft in 2003. Ms. Hogan also serves on the Board of Directors of Alaska Air Group, Inc.

PART I

Item 1

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

Mr. Numoto was appointed Executive Vice President and Chief Marketing Officer in October 2023. He served as Executive Vice President and Commercial Chief Marketing Officer from March 2020. Mr. Numoto served as a Corporate Vice President, Cloud Marketing from January 2012. Prior to that, Mr. Numoto served as a Corporate Vice President for Office 365 Marketing from 2004, where he led the transformation from traditional on-premises packaged software to the introduction of Office 365. Since joining Microsoft in 1997, Mr. Numoto has held multiple roles in Windows Program Management and Office Marketing.

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

PART I

Item 1A

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, operations, financial condition, results of operations, liquidity, and the trading price of our common stock.

STRATEGIC AND COMPETITIVE RISKS

We face intense competition across all markets for our products and services, which may adversely affect our results of operations.

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. If we do not continue to innovate and provide products, devices, and services that appeal to businesses and consumers, we may not remain competitive, which may adversely affect our business, financial condition, and results of operations.

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

•
A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has succeeded with some consumer products such as PCs, tablets, smartphones, gaming consoles, wearables, and other endpoint devices. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform, including applications and content sold through their integrated marketplaces. They may also be able to claim security and performance benefits from their vertically integrated offer. We also offer some vertically-integrated hardware and software products and services. Shifting a portion of our business to a vertically integrated model may increase our cost of revenue and reduce our operating margins.
•
We derive substantial revenue from licenses of Windows operating systems on PCs. We face significant competition from competing platforms developed for new devices and form factors such as smartphones and tablets. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users continue to turn to these devices to perform functions that in the past were performed by PCs. Even if many users view these devices as complementary to a PC, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. Popular products or services offered on competing platforms could increase their competitive strength. In addition, some of our devices compete with products made by our original equipment manufacturer (“OEM”) partners, which may affect their commitment to our platform.
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

PART I

Item 1A

For all of these reasons, we may not be able to compete successfully against our current and future competitors, which may adversely affect our business, operations, financial condition, and results of operations.

Business model competition

Companies compete with us based on a growing variety of business models.

•
A material part of our business involves cloud-based services available across the spectrum of computing devices. Our competitors continue to develop and deploy cloud-based services for consumers and business customers, and pricing and delivery models are evolving. We and our competitors are devoting significant resources to develop and deploy our cloud-based strategies.
•
We are investing in artificial intelligence (“AI”) across the entire company and infusing generative AI capabilities into our consumer and commercial offerings. We expect AI technology and services to be a highly competitive and rapidly evolving market, and new competitors continue to enter the market. We will bear significant development and operational costs to build and support the AI models, services, platforms, and infrastructure necessary to meet the needs of our customers. To compete effectively we must also be responsive to technological change, new and potential regulatory developments, and public scrutiny.
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
•
Other competitors develop and offer free applications, online services, and content, and make money by selling third-party advertising. Advertising revenue funds development of products and services these competitors provide to users at little or no cost, competing directly with our revenue-generating products.
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

The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives, which may adversely affect our financial condition and results of operations.

Our focus on cloud-based and AI services presents execution and competitive risks. We are incurring significant costs to build and maintain infrastructure to support cloud computing and AI services. These costs will reduce the operating margins. Whether we succeed in cloud-based and AI services depends on our execution in several areas, including:

•
Continuing to bring to market compelling cloud-based and AI experiences and products that generate increasing traffic and market share.
•
Maintaining the utility, compatibility, and performance of our cloud-based and AI services on the growing array of computing devices, including PCs, smartphones, tablets, gaming consoles, and other devices.
•
Continuing to enhance the attractiveness of our cloud platforms to third-party developers.
•
Ensuring our cloud-based services meet the reliability expectations and specific requirements of our customers and maintain the security of their data as well as help them meet their own compliance needs.
•
Making our suite of cloud-based services platform-agnostic, available on a wide range of devices and ecosystems, including those of our competitors.

It is uncertain whether our strategies will continue to attract users or generate the revenue required to succeed. If we are not effective in executing organizational and technical changes to increase efficiency and accelerate innovation, or if we fail to generate sufficient usage of our new products and services, we may not grow revenue in line with the infrastructure and development investments described above. This may adversely affect our operations, financial condition, and results of operations.

PART I

Item 1A

Our AI systems offer users powerful tools and capabilities. However, there may be instances where these systems are used in ways that are unintended or inappropriate. In addition, some users may also engage in fraudulent or abusive activities through our cloud-based services, such as unauthorized account access, payment fraud, or terms of service violations including cryptocurrency mining or launching cyberattacks. While are committed to detecting and controlling such misuse of our cloud-based and AI services, our efforts may not be effective, and we may incur reputational damage or experience adverse impacts to our business and results of operations.

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies. In addition, we are focused on developing new AI platform services and incorporating AI into existing products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment, including PCs, tablets, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovation, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable or may not achieve operating margins as high as we have experienced historically. We may not get engagement in certain features that drive post-sale monetization opportunities. Our data-handling practices across our products and services will continue to be under scrutiny. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption. Developing new technologies is complex. It can require long development and testing periods. We could experience significant delays in new releases or significant problems in creating new products or services. These factors could adversely affect our business, financial condition, and results of operations.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in March 2022 we completed our acquisition of Nuance Communications, Inc., and in October 2023 we completed our acquisition of Activision Blizzard, Inc. (“Activision Blizzard”). In January 2023 we announced the third phase of our OpenAI strategic partnership. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. We also have limited ability to control or influence third parties with whom we have arrangements, which may impact our ability to realize the anticipated benefits. The success of these transactions and arrangements depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, and cybersecurity. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. In addition, an acquisition may be subject to challenge even after it has been completed. For example, the Federal Trade Commission continues to challenge our Activision Blizzard acquisition and could, if successful, alter or unwind the transaction. These events could adversely affect our business, operations, financial condition, and results of operations.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our IT systems and data, including customer systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known and potential vulnerabilities or intentionally designed processes in hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters; using social engineering techniques to induce our employees, users, partners, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 and amended on March 8, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. The threat actor used and may continue to use information it obtained to gain, or attempt to gain, unauthorized access to some of our source code repositories and internal systems, and the threat actor may utilize this information to otherwise adversely affect our business and results of operations. This incident has and may continue to result in harm to our reputation and customer relationships. Additionally, we may discover additional impacts of this or other incidents as part of our ongoing examination of this incident. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners have and may continue to intensify during periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine. Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, or expose us to legal or regulatory risk.

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our IT systems and data, including customer systems and data, in the future. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. Threat actors may also utilize emerging technologies, such as AI and machine learning. We may have no current capability to detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems, as well as those of our partners and customers. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

PART I

Item 1A

Our internal IT environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of generative AI models in our internal systems may create new attack methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge or the emerging cybersecurity regulations in jurisdictions worldwide.

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us, whose business is providing technology products and services to others. Threats to or attacks on our own IT infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero-day”) vulnerabilities, such as the attack in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks as we increasingly incorporate open source software into our products. Additionally, features that rely on generative AI may be susceptible to unanticipated security threats from adversaries as we add new generative AI features to our services while continuously developing our understanding of security risks and protection methods in the new field of generative AI.

Our customers operate complex IT systems with third-party hardware and software from multiple vendors that may include systems acquired over many years. They expect our products and services to support all these systems and products, including those that no longer incorporate the strongest current security advances or standards. As a result, we may not be able to discontinue support in our services for a product, service, standard, or feature solely because a more secure alternative is available. Failure to utilize the most current security advances and standards can increase our customers’ vulnerability to attack. Further, customers of widely varied sizes and technical sophistication use our technology, and consequently may still have limited capabilities and resources to help them adopt and implement state-of-the-art cybersecurity practices and technologies. In addition, we must account for this wide variation of technical sophistication when defining default settings for our products and services, including security default settings, as these settings may limit or otherwise impact other aspects of IT operations and some customers may have limited capability to review and reset these defaults.

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

Any of the foregoing events could result in reputational harm, loss of revenue, increased costs, or otherwise adversely affect our business, financial condition, and results of operations.

PART I

Item 1A

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

The cost of measures to protect products and customer-facing services could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers in certain industries such as financial services, health care, and government may have enhanced or specialized expectations and requirements to which we must engineer our products and services. Customers and third parties granted access to their systems may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install or enable security patches, or may otherwise fail to adopt adequate security practices Any of these could adversely affect our reputation and results of operations. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

Our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we may experience adverse impacts to our results of operations, reputation, or competitive position.

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number, breadth, and scale of our cloud-based offerings, we store and process increasingly large amounts of personal data of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. Relatedly, despite our efforts to continuously improve security controls, it is possible that we may fail to identify or mitigate insider threat activities that could lead to the misuse of our systems or customer and user data. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may increase costs or hinder sales of our products and services.

We may not be able to protect information in our products and services from use by others. LinkedIn and other Microsoft products and services contain valuable information and content protected by contractual restrictions or technical measures. In certain cases, we have made commitments to our members and users to limit access to or use of this information. Changes in the law or interpretations of the law may weaken our ability to prevent third parties from scraping or gathering information or content through use of bots or other measures and using it for their own benefit which could adversely affect our business, financial condition, and results of operations.

PART I

Item 1A

Abuse of our platforms may harm our reputation or user engagement.

Advertising, professional, marketplace, and gaming platform abuses

For platform products and services that provide content or host ads that come from or can be influenced by third parties, our reputation or user engagement may be negatively affected by activity that is hostile or inappropriate. This activity may come from users impersonating other people or organizations, including through the use of AI technologies, dissemination of information that may be viewed as misleading or intended to manipulate the opinions of our users, or the use of our products or services that violates our terms of service or otherwise for objectionable or illegal ends. Preventing or responding to these actions may require us to make substantial investments in people and technology and these investments may not be successful, adversely affecting our business, financial condition, and results of operations.

Other digital safety abuses

Our hosted consumer services as well as our enterprise services may be used to generate or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. When discovered by users and others, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives to make platforms responsible for preventing or eliminating harmful content online have been enacted, and we expect this to continue. We may be subject to enhanced regulatory oversight, civil or criminal liability, or reputational damage if we fail to comply with content moderation regulations, adversely affecting our business, financial condition, and results of operations.

Our products and services, how they are used by customers, and how third-party products and services interact with them, may present security, privacy, and execution risks. Our products and services may contain defects in design, manufacture, or operation that make them insecure or ineffective for their intended purposes. For example, an Internet of Things solution may have multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control, and may have limited ability to be updated or patched. Further, customers control our products and services, including our AI products, within their environments, and may deploy them in high-risk scenarios or utilize them inappropriately. As a result, our products and services may increasingly affect personal health and safety. Our products may also collect large amounts of data in manners which may not satisfy customers or regulatory requirements. Our customers also operate complex IT systems with third-party hardware and software from multiple vendors whose products or personnel may take or fail to take actions which impact the reliability or security of our products and services. If our products and services do not work as intended, are utilized in methods not intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation, or adversely affect our results of operations.

Issues in the development and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts. These risks may arise from current copyright infringement and other claims related to AI training and output, new and proposed legislation and regulations, such as the European Union’s (“EU”) AI Act and the U.S.’s AI Executive Order, and new applications of data protection, privacy, consumer protection, intellectual property, and other laws. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, are contrary to our responsible AI policies and practices, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected.

PART I

Item 1A

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units and other components. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth and the augmentation of existing services, including through the incorporation of AI features and/or functionality. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, outages, insufficient Internet connectivity, insufficient or unavailable power or water supply, or inadequate storage and compute capacity could diminish the quality of our products, services, and user experience, resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may adversely affect our business, operations, financial condition, and results of operations.

We may experience quality or supply problems. There are limited suppliers for certain device and datacenter components. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Capacity available to us may be affected as competitors use some of the same suppliers and materials for hardware components. If components are delayed or become unavailable, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Datacenter servers, Xbox consoles, Surface devices, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages which may adversely affect our business, operations, financial condition, and results of operations.

Our software products and services also may experience quality or reliability problems. The highly sophisticated software we develop may contain bugs and other defects that interfere with their intended operation. Our customers increasingly rely on us for critical business functions and multiple workloads. Many of our products and services are interdependent on one another. Our products and services may be impacted by interaction with third-party products and services. Our customers may also utilize their own or third-party products and services whose reliability is dependent on interaction with our products and services. Each of these circumstances potentially magnifies the impact of quality or reliability issues. Any defects we do not detect and fix in pre-release testing could cause reduced sales, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability, which could adversely affect our business, financial condition, and results of operations. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

Our hardware products such as Xbox consoles, Surface devices, and other devices we design and market are highly complex. Failure to prevent, detect, or address defects in design, manufacture, or associated software could result in recalls, safety alerts, or product liability claims, which could adversely affect our business and results of operations.

PART I

Item 1A

LEGAL, REGULATORY, AND LITIGATION RISKS

Government enforcement under competition laws and new market regulation may limit how we design and market our products. Government agencies closely scrutinize us under U.S. and foreign competition laws. Governments are actively enforcing competition laws and regulations and enacting new regulations to intervene in digital markets, and this includes markets such as the EU, the United Kingdom, the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. and foreign antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

Our portfolio of first-party devices continues to grow; at the same time, our OEM partners offer a large variety of devices for our platforms. As a result, we increasingly both cooperate and compete with our OEM partners, creating a risk that we fail to do so in compliance with competition rules. Regulatory scrutiny in this area may increase. Certain foreign governments, particularly in China and other countries in Asia, have advanced arguments under their competition laws that exert downward pressure on royalties for our intellectual property.

Competition law enforcement actions and court decisions along with new market regulations may result in fines or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that comes from them. New competition law actions or obligations under market regulation schemes could be initiated, potentially using previous actions as precedent. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including causing us to withdraw products from or modify products for certain markets, decreasing the value of our assets, adversely affecting our ability to monetize our products, or inhibiting our ability to consummate acquisition or impose conditions on acquisitions that may reduce their value, which may adversely affect our business, financial condition, and results of operations.

Laws and regulations relating to anti-corruption and trade could result in increased costs, fines, criminal penalties, or reputational damage. The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them, and also cooperate with investigations by U.S. and foreign law enforcement authorities. An example of increasing international regulatory complexity is the EU Whistleblower Directive, initiated in 2021, which presents compliance challenges as it is implemented in different forms by EU member states. Most countries in which we operate also have competition laws that prohibit competitors from colluding or otherwise attempting to reduce competition between themselves. While we devote substantial resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments and collusive activity, our employees, partners, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws or competition laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation, which could adversely affect our business, financial condition, and results of operations.

PART I

Item 1A

Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries prohibit most business with restricted entities or countries. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Supply chain regulations may impact the availability of goods or result in additional regulatory scrutiny. Periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine, may result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us. Non-compliance with sanctions as well as general ecosystem disruptions could result in reputational harm, operational delays, monetary fines, loss of revenue, increased costs, loss of export privileges, or criminal sanctions, which could adversely affect our business, financial condition, and results of operations.

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

Our investment in gaining insights from data is becoming central to the value of the services we deliver to customers, including AI services, to operational efficiency and key opportunities in monetization, and to customer perceptions of quality. Our ability to use data in this way may be constrained by regulatory developments that impede realizing the expected return from this investment. Ongoing legal analyses, reviews, and inquiries by regulators of Microsoft practices, or relevant practices of other organizations, may result in burdensome or inconsistent requirements, including data sovereignty and localization requirements, affecting the location, movement, collection, and use of our customer and internal employee data as well as the management of that data. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity, negative publicity, and diversion of management time and effort.

PART I

Item 1A

Existing and increasing legal and regulatory requirements could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, digital accessibility, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subject to additional data protection, security, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are expanding and the requests we are experiencing are increasing in volume and complexity. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, the EU’s AI Act may increase costs or impact the provision or operation of our AI models and services in the European market.

How these laws and regulations apply to our business is often unclear, subject to change over time, and sometimes may be inconsistent from jurisdiction to jurisdiction. In addition, governments’ approach to enforcement, and our products and services, are continuing to evolve. Compliance with existing, expanding, or new laws and regulations may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. Noncompliance could result in the imposition of penalties, criminal sanctions, or orders we cease the alleged noncompliant activity. In addition, there is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders across many of these areas. If our products do not meet customer expectations or legal requirements, we could face regulatory or legal actions, and our business, operations, financial condition, and results of operations could be adversely affected.

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases, AI services, significant business transactions, warranty or product claims, employment practices, and regulation. As we continue to expand our business and offerings, we may experience new and novel legal claims. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact to our financial condition and results of operations could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

Our business with government customers may present additional uncertainties. We derive substantial revenue from government contracts. Government contracts generally can present risks and challenges not present in private commercial agreements. For instance, we may be subject to government audits and investigations relating to these contracts, we could be suspended or debarred as a governmental contractor, we could incur civil and criminal fines and penalties, and under certain circumstances contracts may be rescinded. Some agreements may allow a government to terminate without cause and provide for higher liability limits for certain losses. Some contracts may be subject to periodic funding approval, reductions, cancellations, or delays which could adversely impact public-sector demand for our products and services. These events could negatively impact our financial condition, results of operations, and reputation.

We may have additional tax liabilities. We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in tax laws, regulations, and administrative practices and principles, including changes to the global tax framework, in various jurisdictions. In recent years, multiple domestic and international tax proposals were proposed to impose greater tax burdens on large multinational enterprises. For example, the Organisation for Economic Co-operation and Development continues to advance proposals or guidance in international taxation, including the establishment of a global minimum tax.

PART I

Item 1A

We are regularly under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under Internal Revenue Service (“IRS”) audit for prior tax years and have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for the tax years 2004 to 2013. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. The final resolution of the proposed adjustments, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and adversely affect our results of operations in the period or periods in which that determination is made.

We earn a significant amount of our operating income outside the U.S. A change in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country may result in higher effective tax rates for the company. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other global fundamental law changes currently being considered by many countries, including in the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely affect our financial condition and results of operations.

We are subject to evolving sustainability regulatory requirements and expectations, which exposes us to increased costs and legal and reputational risks. Laws, regulations, and policies relating to environmental, social, and governance matters are being developed and formalized in Europe, the U.S., and elsewhere, which may include specific, target-driven frameworks and disclosure requirements. In addition, we have established and publicly announced goals and commitments to become carbon negative, water positive, zero waste, and protect more land than we use. Any failure or perceived failure to pursue or fulfill our sustainability goals and commitments or to satisfy various sustainability reporting standards or regulatory requirements within the timelines we announce, or at all, could result in claims and lawsuits, regulatory actions, or damage to our reputation, each of which may adversely affect our business, operations, financial condition, and results of operations.

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

Changes in the law may continue to weaken our ability to prevent the use of patented technology. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations. If we are unable to protect our intellectual property, our results of operations may be adversely affected.

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our results of operations. Unauthorized access to or disclosure of source code or other intellectual property also could increase the security risks described elsewhere in these risk factors.

Third parties may claim that we infringe their intellectual property. From time to time, others claim we infringe their intellectual property rights, including current copyright infringement and other claims arising from AI training and output. To resolve these claims, we may enter into royalty-bearing data access or licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. Adverse outcomes could also include monetary damages or injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so, which could adversely affect our results of operations.

PART I

Item 1A

GENERAL RISKS

If our reputation or our brands are damaged, our business and results of operations may be harmed. Our reputation and brands are globally recognized and are important to our business. Our reputation and brands affect our ability to attract and retain consumer, business, and public-sector customers. There are numerous ways our reputation or brands could be damaged. These include product safety or quality issues, our environmental impact and sustainability, supply chain practices, or human rights record. We may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our product offering decisions, public policy positions, or corporate philanthropic initiatives. Damage to our reputation or our brands may occur from, among other things:

•
The introduction of new features, products, services, or terms of service that customers, users, or partners do not like.
•
Public scrutiny of our decisions regarding user privacy, data practices, content, or development and deployment of AI.
•
Data security breaches, cybersecurity incidents, responsible AI failures, compliance failures, or actions of partners or individual employees.

Social media may increase the likelihood, speed, and magnitude of negative brand events. If our brands or reputation are damaged, it could adversely affect our business, results of operations, or ability to attract the most highly qualified employees.

Adverse economic or market conditions may harm our business. Worsening economic conditions, including inflation, recession, pandemic, or other changes in economic conditions, may cause lower IT spending and adversely affect our results of operations. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our results of operations may be adversely affected.

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

We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global financial markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely affected and we could determine that more of our investments have experienced a decline in fair value, requiring impairment charges that could adversely affect our financial condition and results of operations.

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems, operations, or supply chain because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations or adversely affect our results of operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential negative consequences of prolonged service outages.

PART I

Item 1A

Abrupt political change, terrorist activity, and armed conflict, such as the ongoing conflict in Ukraine, pose economic and other risks, which may negatively impact our ability to sell to and collect from customers, increase our operating costs, or otherwise disrupt our operations in markets both directly and indirectly impacted by such events. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes may negatively affect our results of operations.

The occurrence of regional epidemics or a global pandemic, such as COVID-19, may adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

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

Our global business exposes us to operational and economic risks. Our customers are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Global, regional, and local economic developments, monetary policy, inflation, and recession, as well as political and military disputes, may adversely affect our results of operations. In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends and concerns about human rights, the environment, and political expression in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, and non-local sourcing restrictions, export controls, investment restrictions, or other developments that make it more difficult to sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services, impair our ability to operate in certain regions, or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

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

PART I

Item 1B, 1C

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2024 that remain unresolved.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Microsoft plays a central role in the world’s digital ecosystem. We have made it the top corporate priority to protect the computing environment used by our customers and employees and to support the resiliency of our cloud infrastructure and services, products, devices, and our internal corporate resources from determined adversaries. In response to the evolving cybersecurity threat landscape, we launched the Secure Future Initiative (“SFI”) in November 2023 and expanded the scope of SFI in May 2024. The SFI focuses our business strategy and efforts on continual improvement in cybersecurity protection, and is aligned around three security principles:

•
Secure by Design: Security comes first when designing any product or service.
•
Secure by Default: Security protections are enabled and enforced by default, require no extra effort, and are not optional.
•
Secure Operations: Security controls and monitoring will continuously be improved to meet current and future threats.

We operate a cybersecurity program and governance framework designed to protect our computing environments against cybersecurity threats, and we have controls, policies, and procedures to identify, manage, and mitigate cybersecurity threats. Annually, we assess our cybersecurity program’s alignment with the National Institute of Standards & Technology’s Cyber Security Framework (“NIST”) and other applicable industry standards. We also undertake integrated planning and preparedness activities to support business continuity and operational resiliency. We assess our program's effectiveness through various exercises, including tabletop simulations and production environment tests, penetration and vulnerability tests, red team exercises, and other related activities. We conduct mandatory cybersecurity training, provide employees with tools to report suspected incidents and assess their own security posture, and conduct real-time simulated employee education exercises, such as phishing email campaigns designed to emulate real-world attacks. We also engage in robust cybersecurity assessments and remediation efforts for acquired companies.

Our computing environments, products, and services are reviewed by our internal audit teams as well as independent third-party assessors. We are committed to managing the most significant risks to our strategies and ambitions, including cybersecurity risks. The Enterprise Risk Management (“ERM”) organization supports management in this commitment by facilitating the semiannual risk assessment, which documents the priority and status of these risks and aligns them with our strategic mitigation efforts. ERM is structured using a framework based on the Committee of Sponsoring Organization (“COSO”) guidance on Enterprise Risk Management Integrating Strategy with Performance and it also aligns with the International Organization for Standardization 31000:2018 Risk Management Standard.

We continuously monitor our computing environments, products, and services for vulnerabilities and signs of compromise, and we utilize our own security products to combat cybersecurity threats. We integrate security into our computing environments, products, and services through our Security Development Lifecycle (“SDL”). Our SDL introduces security and privacy considerations throughout all phases of our development process and through the adoption of zero-trust end-to-end architecture. We utilize machine learning and AI-powered security tools to gain insights from over 78 trillion signals per day and over 135 million managed devices. We track over 300 unique threat actors, including 160 nation-state actors and 50 ransomware groups. To support our efforts, we operate a Cyber Defense Operations Center connected to over 10,000 security and threat intelligence experts, including engineers, researchers, data scientists, cybersecurity experts, threat hunters, geopolitical analysts, investigators, and frontline responders across the globe.

PART I

Item 1C

When appropriate, we utilize external service providers to assess, test, or otherwise assist our program. We also leverage third parties by working with external researchers, operating bug bounty programs, and managing coordinated vulnerability disclosure programs with security organizations. We maintain a systematic approach to assessing and controlling the cybersecurity risks presented by third-party service providers. We require third-party service providers to manage their cybersecurity risks in defined ways, undergo cybersecurity reviews, notify us of cyber events, and satisfy additional contractual requirements.

We seek to improve the entire cybersecurity ecosystem through multistakeholder diplomacy to set and uphold expectations for state behavior, advancement of government policy that strengthens cybersecurity and resiliency, disruption and deterrence of cybercrime, protection of national security interests, and disruption of digital threats to democracies. We also establish processes and innovate solutions for us and our customers to address the growing number and complexity of cybersecurity regulations.

When we experience a cybersecurity incident, we utilize our well-established incident response plans that operate both across the company and at the product and services level. Incidents are first triaged for severity, and then more deeply assessed to establish a plan of record and activate internal and external notification, disclosure, and communication plans, as applicable. Engineering and development resources are mobilized to resolve or remediate the incident. After the incident is resolved, a comprehensive post-incident review process is conducted.

We describe the risks from cybersecurity threats, including previous cybersecurity incidents, in section “Risk Factors” (Part I, Item 1A of this Form 10-K). As of the date of this Form 10-K, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our results of operations or financial condition. However, the cybersecurity threat environment is increasingly challenging, and we, along with the entire digital ecosystem, are under constant and increasing threat. As discussed above, our business strategy is tied to the SFI and we are committed to continuously monitoring cybersecurity threats, enhancing the security of our products, investing in our cybersecurity infrastructure, and collaborating with peers, customers, service providers, regulators, and governments to advance our and the entire digital ecosystem’s cybersecurity defenses and resiliency.

GOVERNANCE

Our Board of Directors oversees cybersecurity risk. Cybersecurity reviews by the Board are scheduled to occur at least quarterly, or more frequently as determined to be necessary or advisable. Presentations to the Board of Directors are made by senior management, including our Chief Information Security Officer (“CISO”), our EVP of Microsoft Security, and the head of our Customer Security and Trust organization. The presentations address topics such as cybersecurity threats, incidents, top risks and related remediation efforts, results from internal and third-party assessments, progress towards risk-mitigation goals, the functioning of our incident response program, regulatory developments, and digital diplomacy efforts. In addition, we have an escalation process in place to inform senior management and the Board of significant issues. Cybersecurity issues are also considered during separate Board meeting discussions regarding important matters like ERM, audit issues, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our CISO leads the strategy, engineering, and operations of cybersecurity across the company, and reports to the EVP of Microsoft Security. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Before joining Microsoft, our CISO served in a prior Chief Technology Officer role as well as in senior leadership, engineering, and operational roles within multiple organizations. In addition to the Board’s oversight of cybersecurity risk, to support the CISO, we have established a Cybersecurity Governance Council (“CGC”) charged with overseeing initiatives that safeguard Microsoft’s infrastructure. The CGC is comprised of an executive-level team of Deputy CISOs with cybersecurity backgrounds and expertise relevant to their roles. The CGC responsibilities include approving our enterprise security risk assessment process and results, determining the appropriate cybersecurity risk level and mitigations, reviewing the NIST CSF alignment, and supporting compliance with cybersecurity regulations. Our cybersecurity efforts are supported directly by Microsoft’s security and threat intelligence experts and our employees across the company, all of whom receive cybersecurity awareness training and education and are expected to support our efforts.

PART I

Item 2, 3, 4

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redmond, Washington. We have approximately 15 million square feet of space located in King County, Washington that is used for engineering, sales, marketing, and operations, among other general and administrative purposes. These facilities include approximately 12 million square feet of owned space situated on approximately 530 acres of land we own at our corporate headquarters, and approximately 3 million square feet of space we lease.

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

The table below shows a summary of the square footage of our properties owned and leased domestically and internationally as of June 30, 2024:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	30	20	50
International	10	25	35

Total	40	45	85

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 15 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 25, 2024, there were 81,346 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(In millions)

April 1, 2024 – April 30, 2024	2,444,905	$413.75	2,444,905	$12,138
May 1, 2024 – May 31, 2024	2,233,450	416.85	2,233,450	11,207
June 1, 2024 – June 30, 2024	1,963,873	436.58	1,963,873	10,349

	6,642,228		6,642,228

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 12, 2024	August 15, 2024	September 12, 2024	$0.75	$5,575

We returned $8.4 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2024. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2024 compared to the year ended June 30, 2023. For a discussion of the year ended June 30, 2023 compared to the year ended June 30, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2023.

OVERVIEW

Microsoft is a technology company committed to making digital technology and artificial intelligence (“AI”) available broadly and doing so responsibly, with a mission to empower every person and every organization on the planet to achieve more. We create platforms and tools, powered by AI, that deliver innovative solutions that meet the evolving needs of our customers.

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

Highlights from fiscal year 2024 compared with fiscal year 2023 included:

•
Microsoft Cloud revenue increased 23% to $137.4 billion.
•
Office Commercial products and cloud services revenue increased 14% driven by Office 365 Commercial growth of 16%.
•
Office Consumer products and cloud services revenue increased 4% and Microsoft 365 Consumer subscribers grew to 82.5 million.
•
LinkedIn revenue increased 9%.
•
Dynamics products and cloud services revenue increased 19% driven by Dynamics 365 growth of 24%.
•
Server products and cloud services revenue increased 22% driven by Azure and other cloud services growth of 30%.
•
Windows revenue increased 8% with Windows original equipment manufacturer licensing (“Windows OEM”) revenue growth of 7% and Windows Commercial products and cloud services revenue growth of 11%.
•
Devices revenue decreased 15%.
•
Xbox content and services revenue increased 50% driven by 44 points of net impact from the Activision Blizzard Inc. (“Activision Blizzard”) acquisition. The net impact reflects the change of Activision Blizzard content from third-party to first-party.
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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations in fiscal year 2024.

Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.

Seasonality

Our revenue fluctuates quarterly and is generally higher in the fourth quarter of our fiscal year. Fourth quarter revenue is driven by a higher volume of multi-year contracts executed during the period.

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

Dynamics products and cloud services revenue growth

Revenue from Dynamics products and cloud services, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, Power Apps, and Power Automate; and on-premises ERP and CRM applications

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

PART II

Item 7

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2024	2023	Percentage Change

Revenue	$245,122	$211,915	16%
Gross margin	171,008	146,052	17%
Operating income	109,433	88,523	24%
Net income	88,136	72,361	22%
Diluted earnings per share	11.80	9.68	22%

Adjusted gross margin (non-GAAP)	171,008	146,204	17%
Adjusted operating income (non-GAAP)	109,433	89,694	22%
Adjusted net income (non-GAAP)	88,136	73,307	20%
Adjusted diluted earnings per share (non-GAAP)	11.80	9.81	20%

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

Fiscal Year 2024 Compared with Fiscal Year 2023

Revenue increased $33.2 billion or 16% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Office 365 Commercial. More Personal Computing revenue increased driven by Gaming.

Cost of revenue increased $8.3 billion or 13% driven by growth in Microsoft Cloud and Gaming, offset in part by a decline in Devices.

Gross margin increased $25.0 billion or 17% driven by growth across each of our segments.

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

Operating expenses increased $4.0 billion or 7% driven by Gaming, with 7 points of growth from the Activision Blizzard acquisition, and investments in cloud engineering, offset in part by the prior year Q2 charge.

Operating income increased $20.9 billion or 24% driven by growth across each of our segments.

Prior year gross margin, operating income, net income, and diluted EPS were negatively impacted by the Q2 charge, which resulted in decreases of $152 million, $1.2 billion, $946 million, and $0.13, respectively.

PART II

Item 7

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2024	2023	Percentage Change

Revenue

Productivity and Business Processes	$77,728	$69,274	12%
Intelligent Cloud	105,362	87,907	20%
More Personal Computing	62,032	54,734	13%

Total	$245,122	$211,915	16%

Operating Income

Productivity and Business Processes	$40,540	$34,189	19%
Intelligent Cloud	49,584	37,884	31%
More Personal Computing	19,309	16,450	17%

Total	$109,433	$88,523	24%

Reportable Segments

Fiscal Year 2024 Compared with Fiscal Year 2023

Productivity and Business Processes

Revenue increased $8.5 billion or 12%.

•
Office Commercial products and cloud services revenue increased $5.8 billion or 14%. Office 365 Commercial revenue grew 16% with seat growth of 7%, driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Office Commercial products revenue declined 16% driven by continued customer shift to cloud offerings.
•
Office Consumer products and cloud services revenue increased $237 million or 4%. Microsoft 365 Consumer subscribers grew 10% to 82.5 million.
•
LinkedIn revenue increased $1.4 billion or 9% driven by growth across all lines of business – Talent Solutions, Premium Subscriptions, Marketing Solutions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $1.0 billion or 19% driven by Dynamics 365. Dynamics 365 revenue grew 24% driven by growth across all workloads.

Operating income increased $6.4 billion or 19%.

•
Gross margin increased $6.5 billion or 12% driven by growth in Office 365 Commercial. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly driven by improvement in Office 365 Commercial.
•
Operating expenses increased $159 million or 1%.

Intelligent Cloud

Revenue increased $17.5 billion or 20%.

•
Server products and cloud services revenue increased $17.8 billion or 22% driven by Azure and other cloud services. Azure and other cloud services revenue grew 30% driven by growth in our consumption-based services. Server products revenue increased 3% driven by continued demand for our hybrid solutions, including Windows Server and SQL Server running in multi-cloud environments.
•
Enterprise and partner services revenue decreased $306 million or 4% driven by declines in Enterprise Support Services and Industry Solutions.

PART II

Item 7

Operating income increased $11.7 billion or 31%.

•
Gross margin increased $11.6 billion or 19% driven by growth in Azure. Gross margin percentage decreased slightly. Excluding the impact of the change in accounting estimate, gross margin percentage increased slightly primarily driven by improvement in Azure, inclusive of scaling our AI infrastructure, offset in part by sales mix shift to Azure.
•
Operating expenses decreased slightly primarily driven by the prior year Q2 charge, offset in part by investments in Azure.

More Personal Computing

Revenue increased $7.3 billion or 13%.

•
Windows revenue increased $1.7 billion or 8% driven by growth in Windows Commercial and Windows OEM. Windows Commercial products and cloud services revenue increased 11% driven by demand for Microsoft 365. Windows OEM revenue increased 7%.
•
Gaming revenue increased $6.0 billion or 39% driven by growth in Xbox content and services. Xbox content and services revenue increased 50% driven by 44 points of net impact from the Activision Blizzard acquisition. Xbox hardware revenue decreased 13% driven by lower volume of consoles sold.
•
Search and news advertising revenue increased $418 million or 3%. Search and news advertising revenue excluding traffic acquisition costs increased 12% driven by higher search volume.
•
Devices revenue decreased $815 million or 15%.

Operating income increased $2.9 billion or 17%.

•
Gross margin increased $6.8 billion or 23% driven by growth in Gaming, with 10 points of net impact from the Activision Blizzard acquisition, as well as growth in Windows. Gross margin percentage increased driven by sales mix shift to higher margin businesses and improvement in Devices.
•
Operating expenses increased $3.9 billion or 31% driven by Gaming, with 34 points of growth from the Activision Blizzard acquisition.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2024	2023	Percentage Change

Research and development	$29,510	$27,195	9%
As a percent of revenue	12%	13%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content.

Fiscal Year 2024 Compared with Fiscal Year 2023

Research and development expenses increased $2.3 billion or 9% driven by Gaming, with 7 points of growth from the Activision Blizzard acquisition, and investments in cloud engineering.

Sales and Marketing

(In millions, except percentages)	2024	2023	Percentage Change

Sales and marketing	$24,456	$22,759	7%
As a percent of revenue	10%	11%	(1)ppt

PART II

Item 7

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal Year 2024 Compared with Fiscal Year 2023

Sales and marketing expenses increased $1.7 billion or 7% driven by Gaming, with 6 points of growth from the Activision Blizzard acquisition.

General and Administrative

(In millions, except percentages)	2024	2023	Percentage Change

General and administrative	$7,609	$7,575	0%
As a percent of revenue	3%	4%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal Year 2024 Compared with Fiscal Year 2023

General and administrative expenses increased slightly as growth from the Activision Blizzard acquisition was offset in part by the prior year Q2 charge.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2024	2023

Interest and dividends income	$3,157	$2,994
Interest expense	(2,935)	(1,968)
Net recognized gains (losses) on investments	(118)	260
Net losses on derivatives	(187)	(456)
Net gains (losses) on foreign currency remeasurements	(244)	181
Other, net	(1,319)	(223)

Total	$(1,646)	$788

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Fiscal Year 2024 Compared with Fiscal Year 2023

Interest and dividends income increased due to higher yields. Interest expense increased due to the issuance of commercial paper. Net recognized losses on investments increased primarily due to higher equity impairments and lower gains on equity investments. Net losses on derivatives decreased primarily due to lower losses on equity derivatives. Other, net primarily reflects net recognized losses on equity method investments.

PART II

Item 7

INCOME TAXES

Effective Tax Rate

Our effective tax rate for fiscal years 2024 and 2023 was 18% and 19%, respectively. The decrease in our effective tax rate was primarily due to tax benefits from tax law changes, including the impact from the issuance of Notice 2023-55 and Notice 2023-80 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department. Notice 2023-55, issued in the first quarter of fiscal year 2024, delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely.

Our effective tax rate was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2024, our U.S. income before income taxes was $62.9 billion and our foreign income before income taxes was $44.9 billion. In fiscal year 2023, our U.S. income before income taxes was $52.9 billion and our foreign income before income taxes was $36.4 billion.

The Organisation for Economic Co-operation and Development (“OECD”) published its model rules “Tax Challenges Arising From the Digitalisation of the Economy - Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which will apply to Microsoft beginning in fiscal year 2025. While we do not currently estimate a material impact to our consolidated financial statements, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of June 30, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

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

PART II

Item 7

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2024	2023	Percentage Change

Gross margin	$171,008	$146,052	17%
Severance, hardware-related impairment, and lease consolidation costs	0	152	*

Adjusted gross margin (non-GAAP)	$171,008	$146,204	17%

Operating income	$109,433	$88,523	24%
Severance, hardware-related impairment, and lease consolidation costs	0	1,171	*

Adjusted operating income (non-GAAP)	$109,433	$89,694	22%

Net income	$88,136	$72,361	22%
Severance, hardware-related impairment, and lease consolidation costs	0	946	*

Adjusted net income (non-GAAP)	$88,136	$73,307	20%

Diluted earnings per share	$11.80	$9.68	22%
Severance, hardware-related impairment, and lease consolidation costs	0	0.13	*

Adjusted diluted earnings per share (non-GAAP)	$11.80	$9.81	20%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $75.5 billion and $111.3 billion as of June 30, 2024 and 2023, respectively. Equity and other investments were $14.6 billion and $9.9 billion as of June 30, 2024 and 2023, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $31.0 billion to $118.5 billion for fiscal year 2024, primarily due to an increase in cash received from customers. Cash used in financing decreased $6.2 billion to $37.8 billion for fiscal year 2024, primarily due to a $5.0 billion decrease in common stock repurchases and a $3.3 billion increase in proceeds from issuance of debt, net of repayments, offset in part by a $2.0 billion increase in dividends paid. Cash used in investing increased $74.3 billion to $97.0 billion for fiscal year 2024, primarily due to a $67.5 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets and a $16.4 billion increase in additions to property and equipment.

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

The following table outlines the expected future recognition of unearned revenue as of June 30, 2024:

(In millions)

Three Months Ending

September 30, 2024	$22,529
December 31, 2024	17,664
March 31, 2025	12,076
June 30, 2025	5,313
Thereafter	2,602

Total	$60,184

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

PART II

Item 7

Material Cash Requirements and Other Obligations

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2024:

(In millions)	2025	Thereafter	Total

Long-term debt: (a)
Principal payments	$2,250	$48,971	$51,221
Interest payments	1,618	27,041	28,659
Construction commitments (b)	29,892	5,499	35,391
Operating and finance leases, including imputed interest (c)	12,250	160,475	172,725
Purchase commitments (d)	68,280	3,742	72,022

Total	$114,290	$245,728	$360,018

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

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of June 30, 2024, we had a remaining transition tax liability of $7.6 billion, of which $3.8 billion is short-term and payable in the first quarter of fiscal year 2025.

Share Repurchases

During fiscal years 2024 and 2023, we repurchased 32 million shares and 69 million shares of our common stock for $12.0 billion and $18.4 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of June 30, 2024, $10.3 billion remained of our $60 billion share repurchase program. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Dividends

During fiscal years 2024 and 2023, our Board of Directors declared dividends totaling $22.3 billion and $20.2 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

PART II

Item 7

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of revenue recognition, impairment of investment securities, goodwill, research and development costs, legal and other contingencies, income taxes, and business combinations – valuation of intangible assets.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2024	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(9,605)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(38)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,343)	Fair Value
Credit	100 basis point increase in credit spreads	(318)	Fair Value
Equity	10% decrease in equity market prices	(1,078)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2024	2023	2022

Revenue:
Product	$64,773	$64,699	$72,732
Service and other	180,349	147,216	125,538

Total revenue	245,122	211,915	198,270

Cost of revenue:
Product	15,272	17,804	19,064
Service and other	58,842	48,059	43,586

Total cost of revenue	74,114	65,863	62,650

Gross margin	171,008	146,052	135,620
Research and development	29,510	27,195	24,512
Sales and marketing	24,456	22,759	21,825
General and administrative	7,609	7,575	5,900

Operating income	109,433	88,523	83,383
Other income (expense), net	(1,646)	788	333

Income before income taxes	107,787	89,311	83,716
Provision for income taxes	19,651	16,950	10,978

Net income	$88,136	$72,361	$72,738

Earnings per share:
Basic	$11.86	$9.72	$9.70
Diluted	$11.80	$9.68	$9.65
Weighted average shares outstanding:
Basic	7,431	7,446	7,496
Diluted	7,469	7,472	7,540

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2024	2023	2022

Net income	$88,136	$72,361	$72,738

Other comprehensive income (loss), net of tax:
Net change related to derivatives	24	(14)	6
Net change related to investments	957	(1,444)	(5,360)
Translation adjustments and other	(228)	(207)	(1,146)

Other comprehensive income (loss)	753	(1,665)	(6,500)

Comprehensive income	$88,889	$70,696	$66,238

Refer to accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2024	2023

Assets
Current assets:
Cash and cash equivalents	$18,315	$34,704
Short-term investments	57,228	76,558

Total cash, cash equivalents, and short-term investments	75,543	111,262
Accounts receivable, net of allowance for doubtful accounts of $830 and $650	56,924	48,688
Inventories	1,246	2,500
Other current assets	26,021	21,807

Total current assets	159,734	184,257
Property and equipment, net of accumulated depreciation of $76,421 and $68,251	135,591	95,641
Operating lease right-of-use assets	18,961	14,346
Equity and other investments	14,600	9,879
Goodwill	119,220	67,886
Intangible assets, net	27,597	9,366
Other long-term assets	36,460	30,601

Total assets	$512,163	$411,976

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,996	$18,095
Short-term debt	6,693	0
Current portion of long-term debt	2,249	5,247
Accrued compensation	12,564	11,009
Short-term income taxes	5,017	4,152
Short-term unearned revenue	57,582	50,901
Other current liabilities	19,185	14,745

Total current liabilities	125,286	104,149
Long-term debt	42,688	41,990
Long-term income taxes	27,931	25,560
Long-term unearned revenue	2,602	2,912
Deferred income taxes	2,618	433
Operating lease liabilities	15,497	12,728
Other long-term liabilities	27,064	17,981

Total liabilities	243,686	205,753

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,434 and 7,432	100,923	93,718
Retained earnings	173,144	118,848
Accumulated other comprehensive loss	(5,590)	(6,343)

Total stockholders’ equity	268,477	206,223

Total liabilities and stockholders’ equity	$512,163	$411,976

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2024	2023	2022

Operations
Net income	$88,136	$72,361	$72,738
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	22,287	13,861	14,460
Stock-based compensation expense	10,734	9,611	7,502
Net recognized losses (gains) on investments and derivatives	305	196	(409)
Deferred income taxes	(4,738)	(6,059)	(5,702)
Changes in operating assets and liabilities:
Accounts receivable	(7,191)	(4,087)	(6,834)
Inventories	1,284	1,242	(1,123)
Other current assets	(1,648)	(1,991)	(709)
Other long-term assets	(6,817)	(2,833)	(2,805)
Accounts payable	3,545	(2,721)	2,943
Unearned revenue	5,348	5,535	5,109
Income taxes	1,687	(358)	696
Other current liabilities	4,867	2,272	2,344
Other long-term liabilities	749	553	825

Net cash from operations	118,548	87,582	89,035

Financing
Proceeds from issuance of debt, maturities of 90 days or less, net	5,250	0	0
Proceeds from issuance of debt	24,395	0	0
Repayments of debt	(29,070)	(2,750)	(9,023)
Common stock issued	2,002	1,866	1,841
Common stock repurchased	(17,254)	(22,245)	(32,696)
Common stock cash dividends paid	(21,771)	(19,800)	(18,135)
Other, net	(1,309)	(1,006)	(863)

Net cash used in financing	(37,757)	(43,935)	(58,876)

Investing
Additions to property and equipment	(44,477)	(28,107)	(23,886)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(69,132)	(1,670)	(22,038)
Purchases of investments	(17,732)	(37,651)	(26,456)
Maturities of investments	24,775	33,510	16,451
Sales of investments	10,894	14,354	28,443
Other, net	(1,298)	(3,116)	(2,825)

Net cash used in investing	(96,970)	(22,680)	(30,311)

Effect of foreign exchange rates on cash and cash equivalents	(210)	(194)	(141)

Net change in cash and cash equivalents	(16,389)	20,773	(293)
Cash and cash equivalents, beginning of period	34,704	13,931	14,224

Cash and cash equivalents, end of period	$18,315	$34,704	$13,931

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2024	2023	2022

Common stock and paid-in capital
Balance, beginning of period	$93,718	$86,939	$83,111
Common stock issued	2,002	1,866	1,841
Common stock repurchased	(5,712)	(4,696)	(5,688)
Stock-based compensation expense	10,734	9,611	7,502
Other, net	181	(2)	173

Balance, end of period	100,923	93,718	86,939

Retained earnings
Balance, beginning of period	118,848	84,281	57,055
Net income	88,136	72,361	72,738
Common stock cash dividends	(22,293)	(20,226)	(18,552)
Common stock repurchased	(11,547)	(17,568)	(26,960)

Balance, end of period	173,144	118,848	84,281

Accumulated other comprehensive loss
Balance, beginning of period	(6,343)	(4,678)	1,822
Other comprehensive income (loss)	753	(1,665)	(6,500)

Balance, end of period	(5,590)	(6,343)	(4,678)

Total stockholders’ equity	$268,477	$206,223	$166,542

Cash dividends declared per common share	$3.00	$2.72	$2.48

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

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Office 365, Azure, Dynamics 365, and gaming; solution support; and consulting services. Service and other revenue also includes sales from online advertising and LinkedIn.

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

As of June 30, 2024 and 2023, long-term accounts receivable, net of allowance for doubtful accounts, was $4.9 billion and $4.5 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

PART II

Item 8

Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Balance, beginning of period	$716	$710	$798
Charged to costs and other	386	258	157
Write-offs	(218)	(252)	(245)

Balance, end of period	$884	$716	$710

Allowance for doubtful accounts included in our consolidated balance sheets:

(In millions)

June 30,	2024	2023	2022

Accounts receivable, net of allowance for doubtful accounts	$830	$650	$633
Other long-term assets	54	66	77

Total	$884	$716	$710

As of June 30, 2024 and 2023, other receivables related to activities to facilitate the purchase of server components were $10.5 billion and $9.2 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of June 30, 2024 and 2023, our financing receivables, net were $4.5 billion and $5.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.7 billion, $904 million, and $1.5 billion in fiscal years 2024, 2023, and 2022, respectively.

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

Intangible Assets

Our intangible assets are subject to amortization and are amortized over the estimated useful life in proportion to the economic benefits received. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

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

PART II

Item 8

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)

Year Ended June 30,	2024	2023	2022

Net income available for common shareholders (A)	$88,136	$72,361	$72,738

Weighted average outstanding shares of common stock (B)	7,431	7,446	7,496
Dilutive effect of stock-based awards	38	26	44

Common stock and common stock equivalents (C)	7,469	7,472	7,540

Earnings Per Share

Basic (A/B)	$11.86	$9.72	$9.70
Diluted (A/C)	$11.80	$9.68	$9.65

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Interest and dividends income	$3,157	$2,994	$2,094
Interest expense	(2,935)	(1,968)	(2,063)
Net recognized gains (losses) on investments	(118)	260	461
Net losses on derivatives	(187)	(456)	(52)
Net gains (losses) on foreign currency remeasurements	(244)	181	(75)
Other, net	(1,319)	(223)	(32)

Total	$(1,646)	$788	$333

Other, net primarily reflects net recognized losses on equity method investments.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Realized gains from sales of available-for-sale securities	$22	$36	$162
Realized losses from sales of available-for-sale securities	(98)	(124)	(138)
Impairments and allowance for credit losses	23	(10)	(81)

Total	$(53)	$(98)	$(57)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Net realized gains on investments sold	$18	$75	$29
Net unrealized gains on investments still held	146	303	509
Impairments of investments	(229)	(20)	(20)

Total	$(65)	$358	$518

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,666	$0	$0	$4,666	$4,666	$0	$0
Certificates of deposit	Level 2	1,547	0	0	1,547	1,503	44	0
U.S. government securities	Level 1	49,603	4	(2,948)	46,659	14	46,645	0
U.S. agency securities	Level 2	17	0	0	17	0	17	0
Foreign government bonds	Level 2	319	3	(16)	306	0	306	0
Mortgage- and asset-backed securities	Level 2	944	3	(35)	912	0	912	0
Corporate notes and bonds	Level 2	9,106	28	(318)	8,816	0	8,816	0
Corporate notes and bonds	Level 3	1,641	0	(1)	1,640	0	140	1,500
Municipal securities	Level 2	262	0	(13)	249	0	249	0
Municipal securities	Level 3	104	0	(17)	87	0	87	0

Total debt investments		$68,209	$38	$(3,348)	$64,899	$6,183	$57,216	$1,500

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,547	$561	$0	$2,986
Equity investments	Other				10,114	0	0	10,114

Total equity investments					$13,661	$561	$0	$13,100

Cash					$11,571	$11,571	$0	$0
Derivatives, net (a)					12	0	12	0

Total					$90,143	$18,315	$57,228	$14,600

PART II

Item 8

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2023

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$16,589	$0	$0	$16,589	$12,231	$4,358	$0
Certificates of deposit	Level 2	2,701	0	0	2,701	2,657	44	0
U.S. government securities	Level 1	65,237	2	(3,870)	61,369	2,991	58,378	0
U.S. agency securities	Level 2	2,703	0	0	2,703	894	1,809	0
Foreign government bonds	Level 2	498	1	(24)	475	0	475	0
Mortgage- and asset-backed securities	Level 2	824	1	(39)	786	0	786	0
Corporate notes and bonds	Level 2	10,809	8	(583)	10,234	0	10,234	0
Corporate notes and bonds	Level 3	120	0	0	120	0	120	0
Municipal securities	Level 2	285	1	(18)	268	7	261	0
Municipal securities	Level 3	103	0	(16)	87	0	87	0

Total debt investments		$99,869	$13	$(4,550)	$95,332	$18,780	$76,552	$0

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$10,138	$7,446	$0	$2,692
Equity investments	Other				7,187	0	0	7,187

Total equity investments					$17,325	$7,446	$0	$9,879

Cash					$8,478	$8,478	$0	$0
Derivatives, net (a)					6	0	6	0

Total					$121,141	$34,704	$76,558	$9,879

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured using the equity method or measured at cost with adjustments for observable changes in price or impairments, and investments measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2024 and 2023, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.9 billion and $4.2 billion, respectively.

PART II

Item 8

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2024

U.S. government and agency securities	$529	$(12)	$45,821	$(2,936)	$46,350	$(2,948)
Foreign government bonds	79	(2)	180	(14)	259	(16)
Mortgage- and asset-backed securities	201	(1)	409	(34)	610	(35)
Corporate notes and bonds	1,310	(9)	5,779	(310)	7,089	(319)
Municipal securities	38	(1)	243	(29)	281	(30)

Total	$2,157	$(25)	$52,432	$(3,323)	$54,589	$(3,348)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2023

U.S. government and agency securities	$7,950	$(336)	$45,273	$(3,534)	$53,223	$(3,870)
Foreign government bonds	77	(5)	391	(19)	468	(24)
Mortgage- and asset-backed securities	257	(5)	412	(34)	669	(39)
Corporate notes and bonds	2,326	(49)	7,336	(534)	9,662	(583)
Municipal securities	111	(3)	186	(31)	297	(34)

Total	$10,721	$(398)	$53,598	$(4,152)	$64,319	$(4,550)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of June 30, 2024:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

June 30, 2024

Due in one year or less	$19,815	$19,596
Due after one year through five years	38,954	36,779
Due after five years through 10 years	8,028	7,242
Due after 10 years	1,412	1,282

Total	$68,209	$64,899

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2024, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

PART II

Item 8

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2024	June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,100	1,078

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	7,167	7,874
Foreign exchange contracts sold	31,793	25,159
Equity contracts purchased	4,016	3,867
Equity contracts sold	2,165	2,154
Other contracts purchased	2,113	1,224
Other contracts sold	811	581

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	June 30, 2024		June 30, 2023

Designated as Hedging Instruments

Foreign exchange contracts	$24	$(76)	$34	$(67)
Interest rate contracts	19	0	16	0

Not Designated as Hedging Instruments

Foreign exchange contracts	213	(230)	249	(332)
Equity contracts	63	(491)	165	(400)
Other contracts	12	(3)	5	(6)

Gross amounts of derivatives	331	(800)	469	(805)
Gross amounts of derivatives offset in the balance sheets	(151)	152	(202)	206
Cash collateral received	0	(104)	0	(125)

Net amounts of derivatives	$180	$(752)	$267	$(724)

Reported as

Short-term investments	$12	$0	$6	$0
Other current assets	149	0	245	0
Other long-term assets	19	0	16	0
Other current liabilities	0	(401)	0	(341)
Other long-term liabilities	0	(351)	0	(383)

Total	$180	$(752)	$267	$(724)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $304 million and $800 million, respectively, as of June 30, 2024, and $442 million and $804 million, respectively, as of June 30, 2023.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2024

Derivative assets	$0	$327	$4	$331
Derivative liabilities	(1)	(799)	0	(800)

June 30, 2023

Derivative assets	0	462	7	469
Derivative liabilities	0	(805)	0	(805)

PART II

Item 8

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Designated as Fair Value Hedging Instruments

Foreign exchange contracts
Derivatives	$0	$0	$49
Hedged items	0	0	(50)
Excluded from effectiveness assessment	0	0	4
Interest rate contracts
Derivatives	(23)	(65)	(92)
Hedged items	(25)	38	108

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(48)	61	(79)

Not Designated as Hedging Instruments

Foreign exchange contracts	367	(73)	383
Equity contracts	(177)	(420)	13
Other contracts	(15)	(41)	(85)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(14)	$34	$(57)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2024	2023

Raw materials	$394	$709
Work in process	7	23
Finished goods	845	1,768

Total	$1,246	$2,500

PART II

Item 8

NOTE 7 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2024	2023

Land	$8,163	$5,683
Buildings and improvements	93,943	68,465
Leasehold improvements	9,594	8,537
Computer equipment and software	93,780	74,961
Furniture and equipment	6,532	6,246

Total, at cost	212,012	163,892
Accumulated depreciation	(76,421)	(68,251)

Total, net	$135,591	$95,641

During fiscal years 2024, 2023, and 2022, depreciation expense was $15.2 billion, $11.0 billion, and $12.6 billion, respectively.

As of June 30, 2024, we have committed $35.4 billion for the construction of new buildings, building improvements, and leasehold improvements, primarily related to datacenters.

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

The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The primary areas that remain preliminary relate to the fair values of goodwill and income taxes.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$12,976
Goodwill	50,969
Intangible assets	21,969
Other assets	2,501
Long-term debt	(2,799)
Long-term income taxes	(1,914)
Deferred income taxes	(4,677)
Other liabilities	(3,617)

Total purchase price	$75,408

Goodwill was assigned to our More Personal Computing segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Activision Blizzard. Substantially all of the goodwill is expected to be non-deductible for income tax purposes.

PART II

Item 8

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Marketing-related	$11,619	24 years
Technology-based	9,689	4 years
Customer-related	661	4 years

Fair value of intangible assets acquired	$21,969	15 years

Following is the net impact of the Activision Blizzard acquisition on our consolidated income statements since the date of acquisition:

(In millions)

Year Ended June 30,	2024

Revenue	$5,729
Operating loss	(1,362)

The change of Activision Blizzard content from third-party to first-party is reflected in the net impact.

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2022:

(In millions, except per share amounts)

Year Ended June 30,	2024	2023

Revenue	$247,442	$219,790
Net income	88,308	71,383
Diluted earnings per share	11.82	9.55

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

PART II

Item 8

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions, except average life)	Amount	Weighted Average Life

Customer-related	$2,610	9 years
Technology-based	1,540	5 years
Marketing-related	215	4 years

Total	$4,365	7 years

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2022	Acquisitions	Other	June 30, 2023	Acquisitions		Other		June 30, 2024

Productivity and Business Processes	$24,811	$11	$(47)	$24,775	$0		$2		$24,777
Intelligent Cloud	30,182	223	64	30,469	0		(28)		30,441
More Personal Computing	12,531	0	111	12,642	51,235	(a)	125	(a)	64,002

Total	$67,524	$234	$128	$67,886	$51,235		$99		$119,220

(a)
Includes goodwill of $51.0 billion related to Activision Blizzard. See Note 8 – Business Combinations for further information.

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

No instances of impairment were identified in our May 1, 2024, May 1, 2023, or May 1, 2022 tests. As of June 30, 2024 and 2023, accumulated goodwill impairment was $11.3 billion.

PART II

Item 8

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,				2024			2023

Marketing-related	$16,500		$(3,101)	$13,399	$4,935	$(2,473)	$2,462
Technology-based	21,913		(10,741)	11,172	11,245	(7,589)	3,656
Customer-related	6,038		(3,051)	2,987	7,281	(4,047)	3,234
Contract-based	58		(19)	39	29	(15)	14

Total	$44,509	(a)	$(16,912)	$27,597	$23,490	$(14,124)	$9,366

(a)
Includes intangible assets of $22.0 billion related to Activision Blizzard. See Note 8 – Business Combinations for further information.

No material impairments of intangible assets were identified during fiscal years 2024, 2023, or 2022. We estimate that we have no significant residual value related to our intangible assets.

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2024		2023

Marketing-related	$11,619	24 years	$7	5 years
Technology-based	10,947	4 years	522	7 years
Customer-related	660	4 years	0	0 years
Contract-based	38	4 years	12	3 years

Total	$23,264	14 years	$541	6 years

Intangible assets amortization expense was $4.8 billion, $2.5 billion, and $2.0 billion for fiscal years 2024, 2023, and 2022, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2024:

(In millions)

Year Ending June 30,

2025	$5,892
2026	4,471
2027	2,793
2028	1,909
2029	1,728
Thereafter	10,804

Total	$27,597

PART II

Item 8

NOTE 11 — DEBT

Short-term Debt

As of June 30, 2024, we had $6.7 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.4% and maturities ranging from 28 days to 152 days. The estimated fair value of this commercial paper approximates its carrying value. As of June 30, 2023, we had no commercial paper issued or outstanding.

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			June 30, 2024	June 30, 2023

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	1,814
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,465	2,509
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	9,430
2017 issuance of $17.1 billion (a)	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	8,945
2020 issuance of $10.1 billion (a)	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,000
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion (a)	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	0
2024 issuance of $3.3 billion (a)	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	0

Total face value										51,221	52,866
Unamortized discount and issuance costs										(1,227)	(438)
Hedge fair value adjustments (b)										(81)	(106)
Premium on debt exchange										(4,976)	(5,085)

Total debt										44,937	47,237
Current portion of long-term debt										(2,249)	(5,247)

Long-term debt										$42,688	$41,990

(a)
Includes $3.6 billion of debt at face value related to the Activision Blizzard acquisition, the majority of which was exchanged for Microsoft registered securities in June 2024. See Note 8 – Business Combinations for further information.
(b)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of June 30, 2024 and 2023, the estimated fair value of long-term debt, including the current portion, was $42.3 billion and $46.2 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually. Cash paid for interest on our debt for fiscal years 2024, 2023, and 2022 was $1.7 billion, $1.7 billion, and $1.9 billion, respectively.

PART II

Item 8

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2024:

(In millions)

Year Ending June 30,

2025	$2,250
2026	3,000
2027	9,250
2028	0
2029	1,876
Thereafter	34,845

Total	$51,221

NOTE 12 — INCOME TAXES

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Current Taxes

U.S. federal	$12,165	$14,009	$8,329
U.S. state and local	2,366	2,322	1,679
Foreign	9,858	6,678	6,672

Current taxes	$24,389	$23,009	$16,680

Deferred Taxes

U.S. federal	$(4,791)	$(6,146)	$(4,815)
U.S. state and local	(379)	(477)	(1,062)
Foreign	432	564	175

Deferred taxes	$(4,738)	$(6,059)	$(5,702)

Provision for income taxes	$19,651	$16,950	$10,978

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

U.S.	$62,886	$52,917	$47,837
Foreign	44,901	36,394	35,879

Income before income taxes	$107,787	$89,311	$83,716

PART II

Item 8

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2024	2023	2022

Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign earnings taxed at lower rates	(1.4)%	(1.8)%	(1.3)%
Impact of intangible property transfers	0%	0%	(3.9)%
Foreign-derived intangible income deduction	(1.1)%	(1.3)%	(1.1)%
State income taxes, net of federal benefit	1.5%	1.6%	1.4%
Research and development credit	(1.1)%	(1.1)%	(0.9)%
Excess tax benefits relating to stock-based compensation	(1.1)%	(0.7)%	(1.9)%
Interest, net	1.1%	0.8%	0.5%
Other reconciling items, net	(0.7)%	0.5%	(0.7)%

Effective rate	18.2%	19.0%	13.1%

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

The decrease from the federal statutory rate in fiscal year 2024 and 2023 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland. The decrease from the federal statutory rate in fiscal year 2022 is primarily due to the net income tax benefit related to the transfer of intangible properties, earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland, and tax benefits relating to stock-based compensation. In fiscal years 2024 and 2023, our foreign regional operating center in Ireland, which is taxed at a rate lower than the U.S. rate, generated 83% and 81% of our foreign income before tax. In fiscal year 2022, our foreign regional operating centers in Ireland and Puerto Rico, which are taxed at rates lower than the U.S. rate, generated 71% of our foreign income before tax. Other reconciling items, net consists primarily of tax credits and GILTI tax, and in fiscal year 2024, includes tax benefits from tax law changes. In fiscal year 2024, tax benefits from tax law changes primarily relates to the issuance of Notice 2023-55 and Notice 2023-80 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department. Notice 2023-55, issued in the first quarter of fiscal year 2024, delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely. In fiscal years 2024, 2023, and 2022, there were no individually significant other reconciling items.

The decrease in our effective tax rate for fiscal year 2024 compared to fiscal year 2023 was primarily due to tax benefits from tax law changes, including the delay of the effective date of final foreign tax credit regulations. The increase in our effective tax rate for fiscal year 2023 compared to fiscal year 2022 was primarily due to a $3.3 billion net income tax benefit in the first quarter of fiscal year 2022 related to the transfer of intangible properties and a decrease in tax benefits relating to stock-based compensation.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2024	2023

Deferred Income Tax Assets

Stock-based compensation expense	$765	$681
Accruals, reserves, and other expenses	4,381	3,131
Loss and credit carryforwards	1,741	1,441
Amortization	4,159	9,440
Leasing liabilities	6,504	5,041
Unearned revenue	3,717	3,296
Book/tax basis differences in investments and debt	9	373
Capitalized research and development	11,442	6,958
Other	426	489

Deferred income tax assets	33,144	30,850
Less valuation allowance	(1,045)	(939)

Deferred income tax assets, net of valuation allowance	$32,099	$29,911

Deferred Income Tax Liabilities

Leasing assets	$(6,503)	$(4,680)
Depreciation	(3,940)	(2,674)
Deferred tax on foreign earnings	(1,837)	(2,738)
Other	(167)	(89)

Deferred income tax liabilities	$(12,447)	$(10,181)

Net deferred income tax assets	$19,652	$19,730

Reported As

Other long-term assets	$22,270	$20,163
Long-term deferred income tax liabilities	(2,618)	(433)

Net deferred income tax assets	$19,652	$19,730

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

As of June 30, 2024, we had federal, state, and foreign net operating loss carryforwards of $476 million, $899 million, and $2.6 billion, respectively. The federal and state net operating loss carryforwards have varying expiration dates ranging from fiscal year 2025 to 2044 or indefinite carryforward periods, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation but are expected to be realized with the exception of those which have a valuation allowance. As of June 30, 2024, we had $456 million federal capital loss carryforwards for U.S. tax purposes from our acquisition of Nuance. The federal capital loss carryforwards are subject to an annual limitation and will expire in fiscal year 2025.

The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards, federal capital loss carryforwards, and other net deferred tax assets that may not be realized.

Income taxes paid, net of refunds, were $23.4 billion, $23.1 billion, and $16.0 billion in fiscal years 2024, 2023, and 2022, respectively.

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2024, 2023, and 2022, were $22.8 billion, $17.1 billion, and $15.6 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2024, 2023, and 2022 by $19.6 billion, $14.4 billion, and $13.3 billion, respectively.

PART II

Item 8

As of June 30, 2024, 2023, and 2022, we had accrued interest expense related to uncertain tax positions of $6.8 billion, $5.2 billion, and $4.3 billion, respectively, net of income tax benefits. The provision for income taxes for fiscal years 2024, 2023, and 2022 included interest expense related to uncertain tax positions of $1.5 billion, $918 million, and $36 million, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Beginning unrecognized tax benefits	$17,120	$15,593	$14,550
Decreases related to settlements	(76)	(329)	(317)
Increases for tax positions related to the current year	1,903	1,051	1,145
Increases for tax positions related to prior years (a)	4,289	870	461
Decreases for tax positions related to prior years	(464)	(60)	(246)
Decreases due to lapsed statutes of limitations	(12)	(5)	0

Ending unrecognized tax benefits	$22,760	$17,120	$15,593

(a)
Fiscal year 2024 includes unrecognized tax benefits of $3.4 billion related to the acquisition of Activision Blizzard. See Note 8 – Business Combinations for further information.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of June 30, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2023, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.
NOTE 13 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2024	2023

Productivity and Business Processes	$30,879	$27,572
Intelligent Cloud	23,117	21,563
More Personal Computing	6,188	4,678

Total	$60,184	$53,813

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2024

Balance, beginning of period	$53,813
Deferral of revenue	148,701
Recognition of unearned revenue	(142,330)

Balance, end of period	$60,184

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $275 billion as of June 30, 2024, of which $269 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of our total company remaining performance obligation revenue over the next 12 months and the remainder thereafter.

PART II

Item 8

NOTE 14 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 17 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Operating lease cost	$3,555	$2,875	$2,461

Finance lease cost:
Amortization of right-of-use assets	$1,800	$1,352	$980
Interest on lease liabilities	734	501	429

Total finance lease cost	$2,534	$1,853	$1,409

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,550	$2,706	$2,368
Operating cash flows from finance leases	734	501	429
Financing cash flows from finance leases	1,286	1,056	896

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,703	3,514	5,268
Finance leases	11,633	3,128	4,234

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2024	2023

Operating Leases

Operating lease right-of-use assets	$18,961	$14,346

Other current liabilities	$3,580	$2,409
Operating lease liabilities	15,497	12,728

Total operating lease liabilities	$19,077	$15,137

Finance Leases

Property and equipment, at cost	$32,248	$20,538
Accumulated depreciation	(6,386)	(4,647)

Property and equipment, net	$25,862	$15,891

Other current liabilities	$2,349	$1,197
Other long-term liabilities	24,796	15,870

Total finance lease liabilities	$27,145	$17,067

Weighted Average Remaining Lease Term

Operating leases	7 years	8 years
Finance leases	12 years	11 years

Weighted Average Discount Rate

Operating leases	3.3%	2.9%
Finance leases	3.9%	3.4%

PART II

Item 8

The following table outlines maturities of our lease liabilities as of June 30, 2024:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2025	$4,124	$3,311
2026	3,549	3,021
2027	2,981	3,037
2028	2,405	3,026
2029	1,924	2,638
Thereafter	6,587	19,116

Total lease payments	21,570	34,149
Less imputed interest	(2,493)	(7,004)

Total	$19,077	$27,145

As of June 30, 2024, we had additional operating and finance leases, primarily for datacenters, that had not yet commenced of $8.6 billion and $108.4 billion, respectively. These operating and finance leases will commence between fiscal year 2025 and fiscal year 2030 with lease terms of 1 year to 20 years.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which were stricken by the court. A hearing on general causation took place in September of 2022. In April of 2023, the court granted defendants’ motion to strike the testimony of plaintiffs’ experts that cell phones cause brain cancer and entered an order excluding all of plaintiffs’ experts from testifying. The parties agreed to a stipulated dismissal of the consolidated cases to allow plaintiffs to appeal the expert testimony order. Plaintiffs appealed the court’s order in August of 2023, and the parties have filed their briefs on the appeal. A hearing on the status of the stayed cases occurred in December of 2023. In July 2024, the court entered summary judgment in nine of the stayed cases on the grounds that plaintiffs had agreed to be bound by the general causation outcome in the consolidated cases.

PART II

Item 8

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In April 2023, the IDPC provided LinkedIn with a non-public preliminary draft decision alleging GDPR violations and proposing a fine. In July 2024, the IDPC provided LinkedIn with a revised non-public draft decision. There is no set timeline for the IDPC to issue a final decision, at which time Microsoft will consider its options to appeal.

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

As of June 30, 2024, we accrued aggregate legal liabilities of $641 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Balance, beginning of year	7,432	7,464	7,519
Issued	34	37	40
Repurchased	(32)	(69)	(95)

Balance, end of year	7,434	7,432	7,464

Share Repurchases

On September 18, 2019, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program commenced in February 2020 and was completed in November 2021.

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, following completion of the program approved on September 18, 2019, has no expiration date, and may be terminated at any time. As of June 30, 2024, $10.3 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2024		2023		2022

First Quarter	11	$3,560	17	$4,600	21	$6,200
Second Quarter	7	2,800	20	4,600	20	6,233
Third Quarter	7	2,800	18	4,600	26	7,800
Fourth Quarter	7	2,800	14	4,600	28	7,800

Total	32	$11,960	69	$18,400	95	$28,033

PART II

Item 8

All repurchases were made using cash resources. Shares repurchased during the first quarter of fiscal year 2022 were under the share repurchase program approved on September 18, 2019. Shares repurchased during the second quarter of fiscal year 2022 were under the share repurchase programs approved on September 18, 2019 and September 14, 2021. All other shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $5.3 billion, $3.8 billion, and $4.7 billion for fiscal years 2024, 2023, and 2022, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2024				(In millions)

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,574
November 28, 2023	February 15, 2024	March 14, 2024	0.75	5,573
March 12, 2024	May 16, 2024	June 13, 2024	0.75	5,574
June 12, 2024	August 15, 2024	September 12, 2024	0.75	5,575

Total			$3.00	$22,296

Fiscal Year 2023

September 20, 2022	November 17, 2022	December 8, 2022	$0.68	$5,066
November 29, 2022	February 16, 2023	March 9, 2023	0.68	5,059
March 14, 2023	May 18, 2023	June 8, 2023	0.68	5,054
June 13, 2023	August 17, 2023	September 14, 2023	0.68	5,051

Total			$2.72	$20,230

The dividend declared on June 12, 2024 was included in other current liabilities as of June 30, 2024.

PART II

Item 8

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2024	2023	2022

Derivatives

Balance, beginning of period	$(27)	$(13)	$(19)
Unrealized gains (losses), net of tax of $(4), $9, and $(15)	(14)	34	(57)
Reclassification adjustments for (gains) losses included in other income (expense), net	48	(61)	79
Tax expense (benefit) included in provision for income taxes	(10)	13	(16)

Amounts reclassified from accumulated other comprehensive loss	38	(48)	63

Net change related to derivatives, net of tax of $6, $(4), and $1	24	(14)	6

Balance, end of period	$(3)	$(27)	$(13)

Investments

Balance, beginning of period	$(3,582)	$(2,138)	$3,222
Unrealized gains (losses), net of tax of $247, $(393), and $(1,440)	915	(1,523)	(5,405)
Reclassification adjustments for losses included in other income (expense), net	53	99	57
Tax benefit included in provision for income taxes	(11)	(20)	(12)

Amounts reclassified from accumulated other comprehensive loss	42	79	45

Net change related to investments, net of tax of $258, $(373), and $(1,428)	957	(1,444)	(5,360)

Balance, end of period	$(2,625)	$(3,582)	$(2,138)

Translation Adjustments and Other

Balance, beginning of period	$(2,734)	$(2,527)	$(1,381)
Translation adjustments and other, net of tax of $0, $0, and $0	(228)	(207)	(1,146)

Balance, end of period	$(2,962)	$(2,734)	$(2,527)

Accumulated other comprehensive loss, end of period	$(5,590)	$(6,343)	$(4,678)

NOTE 18 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Stock-based compensation expense	$10,734	$9,611	$7,502
Income tax benefits related to stock-based compensation	1,826	1,651	1,293

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

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year ended June 30,	2024	2023	2022

Dividends per share (quarterly amounts)	$0.68 – 0.75	$0.62 – 0.68	$0.56 – 0.62
Interest rates	3.8% – 5.6%	2.0% – 5.4%	0.03% – 3.6%

During fiscal year 2024, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	96	$250.37
Granted (a)	41	339.46
Vested	(42)	246.71
Forfeited	(7)	270.59

Nonvested balance, end of year	88	$292.28

(a)
Includes 1 million of PSUs granted at target and performance adjustments above target levels for each of the fiscal years 2024, 2023, and 2022.

As of June 30, 2024, total unrecognized compensation costs related to stock awards were $20.3 billion. These costs are expected to be recognized over a weighted average period of three years. The weighted average grant-date fair value of stock awards granted was $339.46, $252.59, and $291.22 for fiscal years 2024, 2023, and 2022, respectively. The fair value of stock awards vested was $16.0 billion, $11.9 billion, and $14.1 billion, for fiscal years 2024, 2023, and 2022, respectively. As of June 30, 2024, an aggregate of 129 million shares were authorized for future grant under our stock plans.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period.

Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2024	2023	2022

Shares purchased	6	7	7
Average price per share	$339.46	$245.59	$259.55

As of June 30, 2024, 68 million shares of our common stock were reserved for future issuance through the ESPP.

PART II

Item 8

Savings Plans

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We match a portion of each dollar a participant contributes into the plans. Employer-funded retirement benefits for all plans were $1.7 billion, $1.6 billion, and $1.4 billion in fiscal years 2024, 2023, and 2022, respectively, and were expensed as contributed.

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
•
Office Consumer, including Microsoft 365 Consumer and Copilot Pro subscriptions, Office licensed on-premises, and other Office services.
•
LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics business solutions, including Dynamics 365, comprising a set of intelligent, cloud-based applications across ERP, CRM, Power Apps, and Power Automate; and on-premises ERP and CRM applications.

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2024	2023	2022

Revenue

Productivity and Business Processes	$77,728	$69,274	$63,364
Intelligent Cloud	105,362	87,907	74,965
More Personal Computing	62,032	54,734	59,941

Total	$245,122	$211,915	$198,270

Operating Income

Productivity and Business Processes	$40,540	$34,189	$29,690
Intelligent Cloud	49,584	37,884	33,203
More Personal Computing	19,309	16,450	20,490

Total	$109,433	$88,523	$83,383

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2024, 2023, or 2022. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

United States (a)	$124,704	$106,744	$100,218
Other countries	120,418	105,171	98,052

Total	$245,122	$211,915	$198,270

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2024	2023	2022

Server products and cloud services	$97,726	$79,970	$67,350
Office products and cloud services	54,875	48,848	44,970
Windows	23,244	21,507	24,732
Gaming	21,503	15,466	16,230
LinkedIn	16,372	14,989	13,631
Search and news advertising	12,576	12,158	11,526
Enterprise and partner services	7,594	7,900	7,605
Dynamics products and cloud services	6,481	5,437	4,687
Devices	4,706	5,521	7,306
Other	45	119	233

Total	$245,122	$211,915	$198,270

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business.

Our Microsoft Cloud revenue, which includes Azure and other cloud services, Office 365 Commercial, the commercial portion of LinkedIn, Dynamics 365, and other commercial cloud properties, was $137.4 billion, $111.6 billion, and $91.4 billion in fiscal years 2024, 2023, and 2022, respectively. These amounts are primarily included in Server products and cloud services, Office products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2024	2023	2022

United States	$186,106	$114,380	$106,430
Other countries	115,263	72,859	59,938

Total	$301,369	$187,239	$166,368

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

PART II

Item 8

Significant judgment is exercised by the Company in determining revenue recognition for certain customer agreements, and includes the following:

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

Given these factors and due to the volume of transactions, the related audit effort in evaluating management's judgments in determining revenue recognition for certain customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for certain customer agreements included the following:

•
We tested the effectiveness of controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the estimation of variable consideration.
•
We evaluated management's significant accounting policies related to certain customer agreements for reasonableness.
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

Income Taxes – Uncertain Tax Positions – Refer to Note 12 to the financial statements

Critical Audit Matter Description

The Company's long-term income taxes liability includes uncertain tax positions related to transfer pricing issues that remain unresolved with the Internal Revenue Service ("IRS"). The Company remains under IRS audit, or subject to IRS audit, for tax years subsequent to 2003. In the current fiscal year, the Company received Notices of Proposed Adjustments (“NOPAs”) for the tax years 2004 to 2013, primarily related to intercompany transfer pricing. While the Company has settled a portion of the IRS audits, resolution of the remaining matters could have a material impact on the Company's financial statements.

PART II

Item 8

Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior-year audit settlements. Given the complexity and the subjective nature of certain transfer pricing issues that remain unresolved with the IRS, evaluating management's estimates relating to their determination of uncertain tax positions required extensive audit effort and a high degree of auditor judgment, including involvement of our tax specialists.

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
•
For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information, including the NOPAs received in the current fiscal year, that could significantly change the recognition, measurement, or disclosure of the uncertain tax positions.
•
We evaluated the reasonableness of management's estimates by considering how tax law, including statutes, regulations, and case law, impacted management's judgments.

Business Combinations – Estimate for Valuation of Acquired Intangible Assets – Refer to Note 8 to the financial statements

Critical Audit Matter Description

On October 13, 2023, the Company completed the acquisition of Activision Blizzard, Inc. The Company accounted for the Activision Blizzard, Inc., acquisition as a business combination and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. Identifiable intangible assets acquired included marketing-related intangible assets, technology-based intangible assets, and customer-related intangible assets. The excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill.

We identified the fair value determination of certain marketing-related and technology-based intangible assets for the business combination as a critical audit matter due to the significant judgment required in determining their estimated fair values. Management’s estimates of fair value included assumptions for revenue and expense forecasts and the selection of appropriate discount rates. There was a high degree of auditor judgment and subjectivity in applying audit procedures and evaluating the significant assumptions relating to the estimates, including involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the fair value of certain marketing-related and technology-based intangible assets acquired included the following, among others:

•
We tested the operating effectiveness of internal controls over the business combination, including internal controls over the revenue and expense forecasts and the selection of appropriate discount rates.
•
We assessed the knowledge, skills, abilities, and objectivity of management’s valuation specialist and evaluated the work performed.

PART II

Item 8

•
When assessing the reasonableness of assumptions related to forecasted revenue and expenses, we evaluated whether the assumptions used were reasonable considering historical financial information of Activision Blizzard, Inc., and the Company’s forecasted financial information.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
-
Testing the source information underlying the discount rates and testing the mathematical accuracy of the calculations.
-
Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2024

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Activision Blizzard, Inc., acquired on October 13, 2023, which is included in our consolidated financial statements since the date of acquisition and represented less than 1% of our total assets as of June 30, 2024 after excluding goodwill and intangible assets acquired, and 2% of our total revenues for the year ended June 30, 2024. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2024; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated July 30, 2024, expressed an unqualified opinion on those financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Activision Blizzard, Inc., which was acquired on October 13, 2023, and whose financial statements constitute less than 1 percent of total assets as of June 30, 2024 after excluding goodwill and intangible assets acquired, and 2 percent of total revenues for the year ended June 30, 2024. Accordingly, our audit did not include the internal control over financial reporting at Activision Blizzard, Inc.

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

PART II

Item 9A

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2024

PART II, III

Item 9B, 9C, 10

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 10, 2024 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market LLC listing standards.

Our General Insider Trading Policy prohibits our employees and related persons and entities from trading in securities of Microsoft and other companies while in possession of material, nonpublic information. Our General Insider Trading Policy also prohibits our employees from disclosing material, nonpublic information Microsoft, or another publicly traded company, to others who may trade on the basis of that information. A copy of our General Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Our Restricted Trading Window Policy requires that certain officers of the company (corporate vice presidents and above) and other designated employees only transact in Microsoft securities during an open window period, subject to limited exceptions. In addition, certain officers of the company are required to obtain approval in advance of transactions in Microsoft securities. A copy of our Restricted Trading Window Policy is filed as Exhibit 19.2 to this Form 10-K.

Our executive officers and directors must also comply with additional trading restrictions. A copy of our Insider Trading Compliance and Preclearance Policies for Section 16 Officers and Directors of Microsoft is filed as Exhibit 19.3 to this Form 10-K.

PART III

Item 11, 12, 13, 14

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Stock Ownership Information,” “Principal Shareholders,” and “Equity Compensation Plan Information” is incorporated herein by reference.

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

(b)
Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/2016

3.2	Bylaws of Microsoft Corporation		8-K		3.2	7/3/2023

4.1	Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	10/29/2015

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/2009

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/2010

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/2011

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/2012

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/2013

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/2013

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/2013

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/2013

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/12/2015

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	11/3/2015

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	8/5/2016

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/2017

4.16	Thirteenth Supplemental Indenture for 2.525% Notes due 2050 and 2.675% Notes due 2060, dated as of June 1, 2020, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	6/1/2020

4.17	Fourteenth Supplemental Indenture for 2.921% Notes due 2052 and 3.041% Notes due 2062, dated as of March 17, 2021, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	3/17/2021

4.18	Fifteenth Supplemental Indenture, dated as of November 6, 2023, by and between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	11/6/2023

4.19	Indenture, dated as of September 19, 2016, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.9	11/6/2023

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.20	Base Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027, 1.350% Senior Notes due 2030, 4.500% Senior Notes due 2047 and 2.500% Senior Notes due 2050		8-K		4.10	11/6/2023

4.21	First Supplemental Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.11	11/6/2023

4.22	Second Supplemental Indenture, dated as of August 10, 2020, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K		4.12	11/6/2023

4.23	First Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.13	11/6/2023

4.24	Third Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.14	11/6/2023

4.25	Fourth Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K		4.15	11/6/2023

4.26	Description of Securities	X

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.1	10/20/2016

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/2012	10.4	7/26/2012

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.5*	Microsoft Corporation Deferred Compensation Plan	X

10.6*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/2017

10.7*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/2018

10.8*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/2018

10.9	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-Q	9/30/2016	10.12	10/20/2016

10.10	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Officers’ Indemnification Trust Agreement		10-K	6/30/2020	10.25	7/30/2020

10.11	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-K	6/30/2019	10.13	8/1/2019

10.12	Assumption of Beneficiaries’ Representative Obligations Under Amended and Restated Directors’ Indemnification Trust Agreement		10-K	6/30/2020	10.26	7/30/2020

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/2017	10.14	1/31/2018

10.15*	Microsoft Corporation Executive Incentive Plan		8-K		10.1	9/19/2018

10.19*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/2016	10.17	10/20/2016

10.20*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.18	10/20/2016

10.21*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.25	10/20/2016

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/2016	10.22	10/20/2016

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/2014

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/2014	10.24	1/26/2015

10.25*	Offer Letter, dated October 25, 2020, between Microsoft Corporation and Christopher Young		10-Q	9/30/2021	10.27	10/26/2021

19.1	General Insider Trading Policy	X

19.2	Restricted Trading Window Policy	X

19.3	Insider Trading Compliance and Preclearance Policies for Section 16 Officers and Directors of Microsoft	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Microsoft Corporation Executive Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

* Indicates a management contract or compensatory plan or arrangement.

** Furnished, not filed.

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 30, 2024.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 30, 2024.

Signature	Title

/s/ SATYA NADELLA	Chairman and Chief Executive Officer (Principal Executive Officer)
Satya Nadella

/s/ REID HOFFMAN	Director
Reid Hoffman

/s/ HUGH F. JOHNSTON	Director
Hugh F. Johnston

/s/ TERI L. LIST	Director
Teri L. List

/s/ CATHERINE MACGREGOR	Director
Catherine MacGregor

/s/ MARK A. L. MASON	Director
Mark A. L. Mason

/s/ SANDRA E. PETERSON	Lead Independent Director
Sandra E. Peterson

/s/ PENNY S. PRITZKER	Director
Penny S. Pritzker

/s/ CARLOS A. RODRIGUEZ	Director
Carlos A. Rodriguez

/s/ CHARLES W. SCHARF	Director
Charles W. Scharf

/s/ JOHN W. STANTON	Director
John W. Stanton

/s/ EMMA N. WALMSLEY	Director
Emma N. Walmsley

/s/ AMY E. HOOD	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Amy E. Hood

/s/ ALICE L. JOLLA	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Alice L. Jolla