Form 10-Q
period 2024-09-30
MICROSOFT CORP
filed 2024-10-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2024

Common Stock, $0.00000625 par value per share	7,434,880,776 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2024

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2024	2023

Revenue:
Product	$15,272	$15,535
Service and other	50,313	40,982

Total revenue	65,585	56,517

Cost of revenue:
Product	3,294	3,531
Service and other	16,805	12,771

Total cost of revenue	20,099	16,302

Gross margin	45,486	40,215
Research and development	7,544	6,659
Sales and marketing	5,717	5,187
General and administrative	1,673	1,474

Operating income	30,552	26,895
Other income (expense), net	(283)	389

Income before income taxes	30,269	27,284
Provision for income taxes	5,602	4,993

Net income	$24,667	$22,291

Earnings per share:
Basic	$3.32	$3.00
Diluted	$3.30	$2.99

Weighted average shares outstanding:
Basic	7,433	7,429
Diluted	7,470	7,462

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2024	2023

Net income	$24,667	$22,291

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(10)	21
Net change related to investments	1,114	(260)
Translation adjustments and other	304	(355)

Other comprehensive income (loss)	1,408	(594)

Comprehensive income	$26,075	$21,697

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2024	June 30, 2024

Assets
Current assets:
Cash and cash equivalents	$20,840	$18,315
Short-term investments	57,588	57,228

Total cash, cash equivalents, and short-term investments	78,428	75,543
Accounts receivable, net of allowance for doubtful accounts of $647 and $830	44,148	56,924
Inventories	1,626	1,246
Other current assets	25,724	26,021

Total current assets	149,926	159,734
Property and equipment, net of accumulated depreciation of $80,517 and $76,421	152,863	135,591
Operating lease right-of-use assets	20,528	18,961
Equity and other investments	15,778	14,600
Goodwill	119,374	119,220
Intangible assets, net	26,751	27,597
Other long-term assets	37,793	36,460

Total assets	$523,013	$512,163

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,768	$21,996
Short-term debt	0	6,693
Current portion of long-term debt	2,249	2,249
Accrued compensation	8,326	12,564
Short-term income taxes	9,717	5,017
Short-term unearned revenue	53,026	57,582
Other current liabilities	19,114	19,185

Total current liabilities	115,200	125,286
Long-term debt	42,868	42,688
Long-term income taxes	24,452	27,931
Long-term unearned revenue	2,663	2,602
Deferred income taxes	2,581	2,618
Operating lease liabilities	16,361	15,497
Other long-term liabilities	31,165	27,064

Total liabilities	235,290	243,686

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,436 and 7,434	102,976	100,923
Retained earnings	188,929	173,144
Accumulated other comprehensive loss	(4,182)	(5,590)

Total stockholders’ equity	287,723	268,477

Total liabilities and stockholders’ equity	$523,013	$512,163

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2024	2023

Operations
Net income	$24,667	$22,291
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	7,383	3,921
Stock-based compensation expense	2,832	2,507
Net recognized losses (gains) on investments and derivatives	(125)	14
Deferred income taxes	(1,433)	(568)
Changes in operating assets and liabilities:
Accounts receivable	14,037	11,034
Inventories	(373)	(505)
Other current assets	(82)	(796)
Other long-term assets	(1,761)	(2,013)
Accounts payable	(916)	1,214
Unearned revenue	(5,553)	(4,126)
Income taxes	1,016	1,425
Other current liabilities	(5,479)	(4,106)
Other long-term liabilities	(33)	291

Net cash from operations	34,180	30,583

Financing
Proceeds from issuance (repayments) of debt, maturities of 90 days or less, net	(5,746)	18,692
Proceeds from issuance of debt	0	7,073
Repayments of debt	(966)	(1,500)
Common stock issued	706	685
Common stock repurchased	(4,107)	(4,831)
Common stock cash dividends paid	(5,574)	(5,051)
Other, net	(889)	(307)

Net cash from (used in) financing	(16,576)	14,761

Investing
Additions to property and equipment	(14,923)	(9,917)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,849)	(1,186)
Purchases of investments	(1,620)	(8,460)
Maturities of investments	2,136	15,718
Sales of investments	1,968	5,330
Other, net	(913)	(982)

Net cash from (used in) investing	(15,201)	503

Effect of foreign exchange rates on cash and cash equivalents	122	(99)

Net change in cash and cash equivalents	2,525	45,748
Cash and cash equivalents, beginning of period	18,315	34,704

Cash and cash equivalents, end of period	$20,840	$80,452

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2024	2023

Common stock and paid-in capital
Balance, beginning of period	$100,923	$93,718
Common stock issued	706	685
Common stock repurchased	(1,485)	(1,401)
Stock-based compensation expense	2,832	2,507
Other, net	0	(1)

Balance, end of period	102,976	95,508

Retained earnings
Balance, beginning of period	173,144	118,848
Net income	24,667	22,291
Common stock cash dividends	(6,171)	(5,571)
Common stock repurchased	(2,711)	(3,425)

Balance, end of period	188,929	132,143

Accumulated other comprehensive loss
Balance, beginning of period	(5,590)	(6,343)
Other comprehensive income (loss)	1,408	(594)

Balance, end of period	(4,182)	(6,937)

Total stockholders’ equity	$287,723	$220,714

Cash dividends declared per common share	$0.83	$0.75

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2024 Form 10-K filed with the U.S. Securities and Exchange Commission on July 30, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated.

Recast of Certain Prior Period Information

In August 2024, we announced changes to the composition of our segments. These changes align our segments with how we currently manage our business, most notably bringing the commercial components of Microsoft 365 together in the Productivity and Business Processes segment. Beginning in fiscal year 2025, the information that our chief operating decision maker is regularly provided and reviews for purposes of allocating resources and assessing performance reflects these segment changes. Prior period segment information has been recast to conform to the way we internally manage and monitor our business during fiscal year 2025. These changes impacted Note 8 – Goodwill, Note 12 – Unearned Revenue, and Note 17 – Segment Information and Geographic Data.

The recast of prior period information had no impact on our consolidated balance sheets, consolidated income statements, or consolidated cash flows statements.

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

Investments that are considered variable interest entities (“VIEs”) are evaluated to determine whether we are the primary beneficiary of the VIE, in which case we would be required to consolidate the entity. We evaluate whether we have (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have determined we are not the primary beneficiary of any of our VIE investments. Therefore, our VIE investments are not consolidated and the majority are accounted for under the equity method of accounting. We have an investment in OpenAI Global, LLC (“OpenAI”) and have made total funding commitments of $13 billion. The investment is accounted for under the equity method of accounting.

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

Contract Balances and Other Receivables

As of September 30, 2024 and June 30, 2024, long-term accounts receivable, net of allowance for doubtful accounts, was $4.8 billion and $4.9 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of September 30, 2024 and June 30, 2024, other receivables related to activities to facilitate the purchase of server components were $11.4 billion and $10.5 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain of our customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of September 30, 2024 and June 30, 2024, our financing receivables, net were $4.3 billion and $4.5 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2024	2023

Net income available for common shareholders (A)	$24,667	$22,291

Weighted average outstanding shares of common stock (B)	7,433	7,429
Dilutive effect of stock-based awards	37	33

Common stock and common stock equivalents (C)	7,470	7,462

Earnings Per Share

Basic (A/B)	$3.32	$3.00
Diluted (A/C)	$3.30	$2.99

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Interest and dividends income	$681	$1,166
Interest expense	(582)	(525)
Net recognized gains (losses) on investments	463	(107)
Net gains (losses) on derivatives	(338)	93
Net gains (losses) on foreign currency remeasurements	176	(101)
Other, net	(683)	(137)

Total	$(283)	$389

Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Realized gains from sales of available-for-sale securities	$8	$2
Realized losses from sales of available-for-sale securities	(15)	(25)
Impairments and allowance for credit losses	12	(6)

Total	$5	$(29)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Net realized gains on investments sold	$65	$45
Net unrealized gains (losses) on investments still held	412	(123)
Impairments of investments	(19)	0

Total	$458	$(78)

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$6,513	$0	$0	$6,513	$6,513	$0	$0
Certificates of deposit	Level 2	2,899	0	0	2,899	2,855	44	0
U.S. government securities	Level 1	48,764	16	(1,828)	46,952	0	46,952	0
U.S. agency securities	Level 2	17	0	0	17	0	17	0
Foreign government bonds	Level 2	288	8	(9)	287	0	287	0
Mortgage- and asset-backed securities	Level 2	937	10	(22)	925	0	925	0
Corporate notes and bonds	Level 2	8,932	114	(166)	8,880	0	8,880	0
Corporate notes and bonds	Level 3	1,639	0	(1)	1,638	0	138	1,500
Municipal securities	Level 2	263	2	(8)	257	0	257	0
Municipal securities	Level 3	104	0	(15)	89	0	89	0

Total debt investments		$70,356	$150	$(2,049)	$68,457	$9,368	$57,589	$1,500

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,252	$884	$0	$3,368
Equity investments	Other				10,910	0	0	10,910

Total equity investments					$15,162	$884	$0	$14,278

Cash					$10,588	$10,588	$0	$0
Derivatives, net (a)					(1)	0	(1)	0

Total					$94,206	$20,840	$57,588	$15,778

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,666	$0	$0	$4,666	$4,666	$0	$0
Certificates of deposit	Level 2	1,547	0	0	1,547	1,503	44	0
U.S. government securities	Level 1	49,603	4	(2,948)	46,659	14	46,645	0
U.S. agency securities	Level 2	17	0	0	17	0	17	0
Foreign government bonds	Level 2	319	3	(16)	306	0	306	0
Mortgage- and asset-backed securities	Level 2	944	3	(35)	912	0	912	0
Corporate notes and bonds	Level 2	9,106	28	(318)	8,816	0	8,816	0
Corporate notes and bonds	Level 3	1,641	0	(1)	1,640	0	140	1,500
Municipal securities	Level 2	262	0	(13)	249	0	249	0
Municipal securities	Level 3	104	0	(17)	87	0	87	0

Total debt investments		$68,209	$38	$(3,348)	$64,899	$6,183	$57,216	$1,500

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,547	$561	$0	$2,986
Equity investments	Other				10,114	0	0	10,114

Total equity investments					$13,661	$561	$0	$13,100

Cash					$11,571	$11,571	$0	$0
Derivatives, net (a)					12	0	12	0

Total					$90,143	$18,315	$57,228	$14,600

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of September 30, 2024 and June 30, 2024, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $3.8 billion and $3.9 billion, respectively, and equity investments measured using the equity method were $6.8 billion and $6.0 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2024

U.S. government and agency securities	$146	$(2)	$46,240	$(1,826)	$46,386	$(1,828)
Foreign government bonds	12	(1)	144	(8)	156	(9)
Mortgage- and asset-backed securities	0	0	287	(22)	287	(22)
Corporate notes and bonds	134	(1)	4,963	(166)	5,097	(167)
Municipal securities	0	0	242	(23)	242	(23)

Total	$292	$(4)	$51,876	$(2,045)	$52,168	$(2,049)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2024

U.S. government and agency securities	$529	$(12)	$45,821	$(2,936)	$46,350	$(2,948)
Foreign government bonds	79	(2)	180	(14)	259	(16)
Mortgage- and asset-backed securities	201	(1)	409	(34)	610	(35)
Corporate notes and bonds	1,310	(9)	5,779	(310)	7,089	(319)
Municipal securities	38	(1)	243	(29)	281	(30)

Total	$2,157	$(25)	$52,432	$(3,323)	$54,589	$(3,348)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of September 30, 2024:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

September 30, 2024

Due in one year or less	$24,446	$24,331
Due after one year through five years	37,153	35,927
Due after five years through 10 years	7,338	6,865
Due after 10 years	1,419	1,334

Total	$70,356	$68,457

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2024, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2024	June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,144	1,100

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	8,438	7,167
Foreign exchange contracts sold	22,559	31,793
Equity contracts purchased	4,290	4,016
Equity contracts sold	2,165	2,165
Other contracts purchased	2,829	2,113
Other contracts sold	1,121	811

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	September 30, 2024		June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts	$50	$(65)	$24	$(76)
Interest rate contracts	5	0	19	0

Not Designated as Hedging Instruments

Foreign exchange contracts	189	(615)	213	(230)
Equity contracts	68	(804)	63	(491)
Other contracts	6	(6)	12	(3)

Gross amounts of derivatives	318	(1,490)	331	(800)
Gross amounts of derivatives offset in the balance sheets	(196)	198	(151)	152
Cash collateral received	0	(18)	0	(104)

Net amounts of derivatives	$122	$(1,310)	$180	$(752)

Reported as

Short-term investments	$(1)	$0	$12	$0
Other current assets	118	0	149	0
Other long-term assets	5	0	19	0
Other current liabilities	0	(900)	0	(401)
Other long-term liabilities	0	(410)	0	(351)

Total	$122	$(1,310)	$180	$(752)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $306 million and $1.5 billion, respectively, as of September 30, 2024, and $304 million and $800 million, respectively, as of June 30, 2024.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2024

Derivative assets	$0	$313	$5	$318
Derivative liabilities	(1)	(1,489)	0	(1,490)

June 30, 2024

Derivative assets	0	327	4	331
Derivative liabilities	(1)	(799)	0	(800)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$20	$(16)
Hedged items	(32)	3

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	49	(46)

Not Designated as Hedging Instruments

Foreign exchange contracts	(383)	206
Equity contracts	(348)	113
Other contracts	24	(33)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$29	$(15)

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2024	June 30, 2024

Raw materials	$488	$394
Work in process	11	7
Finished goods	1,127	845

Total	$1,626	$1,246

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

PART I

Item 1

The allocation of the purchase price to the assets acquired and liabilities assumed was completed as of September 30, 2024. The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$12,976
Goodwill	51,001
Intangible assets	21,969
Other assets	2,503
Long-term debt	(2,799)
Long-term income taxes	(1,946)
Deferred income taxes	(4,676)
Other liabilities	(3,620)

Total purchase price	$75,408

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

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2022:

(In millions, except per share amounts)

Three Months Ended September 30, 2023

Revenue	$58,561
Net income	22,314
Diluted earnings per share	2.99

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2024	Acquisitions	Other	September 30, 2024

Productivity and Business Processes	$31,361	$0	$44	$31,405
Intelligent Cloud	25,648	0	22	25,670
More Personal Computing	62,211	0	88	62,299

Total	$119,220	$0	$154	$119,374

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

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

As discussed in Note 1 – Accounting Policies, during the first quarter of fiscal year 2025 we made changes to our segments. These segment changes also resulted in changes to our reporting units. We reallocated goodwill across impacted reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2024			June 30, 2024

Marketing-related	$16,490	$(3,296)	$13,194	$16,500	$(3,101)	$13,399
Technology-based	22,426	(11,709)	10,717	21,913	(10,741)	11,172
Customer-related	6,039	(3,261)	2,778	6,038	(3,051)	2,987
Contract-based	81	(19)	62	58	(19)	39

Total	$45,036	$(18,285)	$26,751	$44,509	$(16,912)	$27,597

Intangible assets amortization expense was $1.4 billion and $636 million for the three months ended September 30, 2024 and 2023, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2024:

(In millions)

Year Ending June 30,

2025 (excluding the three months ended September 30, 2024)	$4,563
2026	4,538
2027	2,847
2028	1,961
2029	1,780
Thereafter	11,062

Total	$26,751

NOTE 10 — DEBT

Short-term Debt

As of September 30, 2024, we had no commercial paper issued or outstanding. As of June 30, 2024, we had $6.7 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.4% and maturities ranging from 28 days to 152 days. The estimated fair value of this commercial paper approximates its carrying value.

PART I

Item 1

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2024	June 30, 2024

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,567	2,465
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										51,323	51,221
Unamortized discount and issuance costs										(1,209)	(1,227)
Hedge fair value adjustments (a)										(49)	(81)
Premium on debt exchange										(4,948)	(4,976)

Total debt										45,117	44,937
Current portion of long-term debt										(2,249)	(2,249)

Long-term debt										$42,868	$42,688

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2024 and June 30, 2024, the estimated fair value of long-term debt, including the current portion, was $44.6 billion and $42.3 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2024:

(In millions)

Year Ending June 30,

2025 (excluding the three months ended September 30, 2024)	$2,250
2026	3,000
2027	9,250
2028	0
2029	1,953
Thereafter	34,870

Total	$51,323

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 18% for the three months ended September 30, 2024 and 2023, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to tax benefits from tax law changes in the first quarter of fiscal year 2024, including the impact from the issuance of Notice 2023-55 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department, which delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2024, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of September 30, 2024 and June 30, 2024, unrecognized tax benefits and other income tax liabilities were $25.9 billion and $24.9 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2024, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2024	June 30, 2024

Productivity and Business Processes	$40,429	$43,599
Intelligent Cloud	12,397	13,683
More Personal Computing	2,863	2,902

Total	$55,689	$60,184

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2024

Balance, beginning of period	$60,184
Deferral of revenue	37,642
Recognition of unearned revenue	(42,137)

Balance, end of period	$55,689

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $266 billion as of September 30, 2024, of which $259 billion is related to the commercial portion of revenue. We expect to recognize approximately 45% of our total company remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 17 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Operating lease cost	$1,161	$775

Finance lease cost:
Amortization of right-of-use assets	$696	$380
Interest on lease liabilities	275	149

Total finance lease cost	$971	$529

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,207	$795
Operating cash flows from finance leases	275	149
Financing cash flows from finance leases	802	285

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,892	1,804
Finance leases	4,332	1,704

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2024	June 30, 2024

Operating Leases

Operating lease right-of-use assets	$20,528	$18,961

Other current liabilities	$4,009	$3,580
Operating lease liabilities	16,361	15,497

Total operating lease liabilities	$20,370	$19,077

Finance Leases

Property and equipment, at cost	$37,186	$32,248
Accumulated depreciation	(7,070)	(6,386)

Property and equipment, net	$30,116	$25,862

Other current liabilities	$2,504	$2,349
Other long-term liabilities	28,847	24,796

Total finance lease liabilities	$31,351	$27,145

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	12 years	12 years

Weighted Average Discount Rate

Operating leases	3.4%	3.3%
Finance leases	4.0%	3.9%

The following table outlines maturities of our lease liabilities as of September 30, 2024:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2025 (excluding the three months ended September 30, 2024)	$3,386	$2,742
2026	4,122	3,697
2027	3,411	3,720
2028	2,754	3,706
2029	2,124	3,099
Thereafter	7,174	22,745

Total lease payments	22,971	39,709
Less imputed interest	(2,601)	(8,358)

Total	$20,370	$31,351

As of September 30, 2024, we had additional operating and finance leases, primarily for datacenters, that had not yet commenced of $7.4 billion and $108.7 billion, respectively. These operating and finance leases will commence between fiscal year 2025 and fiscal year 2030 with lease terms of 1 year to 20 years.

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

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In April 2023, the IDPC provided LinkedIn with a non-public preliminary draft decision alleging GDPR violations and proposing a fine. In July 2024, the IDPC provided LinkedIn with a revised non-public draft decision. In October 2024, the IDPC provided LinkedIn with a final decision, and LinkedIn is considering its options to appeal.

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

As of September 30, 2024, we accrued aggregate legal liabilities of $492 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, has no expiration date, and may be terminated at any time. As of September 30, 2024, $7.5 billion remained of this $60.0 billion share repurchase program.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2025		2024

First Quarter	7	$2,800	11	$3,560

All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.3 billion for the first quarter of both fiscal years 2025 and 2024.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2025				(In millions)

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,172

Fiscal Year 2024

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,574

The dividend declared on September 16, 2024 was included in other current liabilities as of September 30, 2024.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2024	2023

Derivatives

Balance, beginning of period	$(3)	$(27)
Unrealized gains (losses), net of tax of $7 and $(4)	29	(15)
Reclassification adjustments for (gains) losses included in other income (expense), net	(49)	46
Tax expense (benefit) included in provision for income taxes	10	(10)

Amounts reclassified from accumulated other comprehensive loss	(39)	36

Net change related to derivatives, net of tax of $(3) and $6	(10)	21

Balance, end of period	$(13)	$(6)

Investments

Balance, beginning of period	$(2,625)	$(3,582)
Unrealized gains (losses), net of tax of $297 and $(75)	1,118	(283)
Reclassification adjustments for (gains) losses included in other income (expense), net	(5)	29
Tax expense (benefit) included in provision for income taxes	1	(6)

Amounts reclassified from accumulated other comprehensive loss	(4)	23

Net change related to investments, net of tax of $296 and $(69)	1,114	(260)

Balance, end of period	$(1,511)	$(3,842)

Translation Adjustments and Other

Balance, beginning of period	$(2,962)	$(2,734)
Translation adjustments and other, net of tax of $0 and $0	304	(355)

Balance, end of period	$(2,658)	$(3,089)

Accumulated other comprehensive loss, end of period	$(4,182)	$(6,937)

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

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•
Microsoft 365 Commercial products and cloud services, including Microsoft 365 Commercial cloud, comprising Microsoft 365 Commercial, Enterprise Mobility + Security, the cloud portion of Windows Commercial, the per-user portion of Power BI, Exchange, SharePoint, Microsoft Teams, Microsoft 365 Security and Compliance, Microsoft Viva, and Microsoft 365 Copilot; and Microsoft 365 Commercial products, comprising Windows Commercial on-premises and Office licensed on-premises.

PART I

Item 1

•
Microsoft 365 Consumer products and cloud services, including Microsoft 365 Consumer subscriptions, Office licensed on-premises, and other consumer services.
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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business and developers. This segment primarily comprises:

•
Server products and cloud services, including Azure and other cloud services, comprising cloud and AI consumption-based services, GitHub cloud services, Nuance Healthcare cloud services, virtual desktop offerings, and other cloud services; and Server products, comprising SQL Server, Windows Server, Visual Studio, System Center, related Client Access Licenses (“CALs”), and other on-premises offerings.
•
Enterprise and partner services, including Enterprise Support Services, Industry Solutions, Nuance professional services, Microsoft Partner Network, and Learning Experience.

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•
Windows and Devices, including Windows, comprising Windows OEM licensing (Windows Pro and non-Pro licenses sold through the OEM channel), Windows Internet of Things, and patent licensing; and Devices, comprising Surface, HoloLens, and PC accessories.
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

PART I

Item 1

Segment revenue and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2024	2023

Revenue

Productivity and Business Processes	$28,317	$25,226
Intelligent Cloud	24,092	20,013
More Personal Computing	13,176	11,278

Total	$65,585	$56,517

Operating Income

Productivity and Business Processes	$16,516	$14,297
Intelligent Cloud	10,503	8,908
More Personal Computing	3,533	3,690

Total	$30,552	$26,895

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2024 or 2023. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2024	2023

United States (a)	$33,913	$28,812
Other countries	31,672	27,705

Total	$65,585	$56,517

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Server products and cloud services	$22,155	$18,062
Microsoft 365 Commercial products and cloud services	20,449	18,044
Gaming	5,621	3,919
Windows and Devices	4,329	4,340
LinkedIn	4,292	3,913
Search and news advertising	3,225	3,018
Enterprise and partner services	1,928	1,944
Dynamics products and cloud services	1,849	1,626
Microsoft 365 Consumer products and cloud services	1,727	1,643
Other	10	8

Total	$65,585	$56,517

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $38.9 billion and $31.9 billion for the three months ended September 30, 2024 and 2023, respectively. These amounts are primarily included in Microsoft 365 Commercial products and cloud services, Server products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2024, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 30, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 30, 2024

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2024, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2025 compared with the first quarter of fiscal year 2024 included:

•
Microsoft Cloud revenue increased 22% to $38.9 billion.
•
Microsoft 365 Commercial products and cloud services revenue increased 13% driven by Microsoft 365 Commercial cloud revenue growth of 15%.
•
Microsoft 365 Consumer products and cloud services revenue increased 5% driven by Microsoft 365 Consumer cloud revenue growth of 6%.
•
LinkedIn revenue increased 10%.
•
Dynamics products and cloud services revenue increased 14% driven by Dynamics 365 revenue growth of 18%.
•
Server products and cloud services revenue increased 23% driven by Azure and other cloud services revenue growth of 33%.
•
Windows OEM and Devices revenue increased 2%.
•
Xbox content and services revenue increased 61% driven by 53 points of net impact from the Activision Blizzard Inc. (“Activision Blizzard”) acquisition. The net impact reflects the change of Activision Blizzard content from third-party to first-party.
•
Search and news advertising revenue excluding traffic acquisition costs increased 18%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations in the first quarter of fiscal year 2025.

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

In August 2024, we announced changes to the composition of our segments. These changes align our segments with how we currently manage our business, most notably bringing the commercial components of Microsoft 365 together in the Productivity and Business Processes segment. Beginning in fiscal year 2025, the information that our chief operating decision maker is regularly provided and reviews for purposes of allocating resources and assessing performance reflects these segment changes. Prior period segment information has been recast to conform to the way we internally manage and monitor our business during fiscal year 2025.

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

In the first quarter of fiscal year 2025, we made updates to our metrics in connection with the segment changes described above. These changes align our metrics with how we manage and monitor certain businesses. The key change was bringing the commercial components of Microsoft 365 together and creating a new Microsoft 365 Commercial cloud revenue growth metric. Other changes include combining Windows OEM and Devices into a single revenue growth metric that brings revenue from PC market-driven businesses together, as well as elevating our cloud revenue growth metrics to align to our strategic focus on cloud growth.

Commercial

Our commercial business primarily consists of Server products and cloud services, Microsoft 365 Commercial products and cloud services, the commercial portion of LinkedIn, Enterprise and partner services, and Dynamics products and cloud services. Our commercial metrics allow management and investors to assess the overall health of our commercial business and include leading indicators of future performance.

Commercial remaining performance obligation	Commercial portion of revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Microsoft Cloud revenue and revenue growth	Revenue from Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365

Microsoft Cloud gross margin percentage	Gross margin percentage for our Microsoft Cloud business

PART I

Item 2

Productivity and Business Processes and Intelligent Cloud

Metrics related to our Productivity and Business Processes and Intelligent Cloud segments assess the health of our core businesses within these segments. The metrics primarily reflect growth across our cloud services.

Microsoft 365 Commercial cloud revenue growth

Revenue from Microsoft 365 Commercial subscriptions, comprising Microsoft 365 Commercial, Enterprise Mobility + Security, the cloud portion of Windows Commercial, the per-user portion of Power BI, Exchange, SharePoint, Microsoft Teams, Microsoft 365 Security and Compliance, Microsoft Viva, and Microsoft 365 Copilot

Microsoft 365 Commercial seat growth	The number of Microsoft 365 Commercial seats at end of period where seats are paid users covered by a Microsoft 365 Commercial subscription

Microsoft 365 Consumer cloud revenue growth	Revenue from Microsoft 365 Consumer subscriptions and other consumer services

Microsoft 365 Consumer subscribers	The number of Microsoft 365 Consumer subscribers at end of period

LinkedIn revenue growth	Revenue from LinkedIn, including Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions

Dynamics 365 revenue growth	Revenue from Dynamics 365, including a set of intelligent, cloud-based applications across ERP, CRM, Power Apps, and Power Automate

Azure and other cloud services revenue growth

Revenue from Azure and other cloud services, including cloud and AI consumption-based services, GitHub cloud services, Nuance Healthcare cloud services, virtual desktop offerings, and other cloud services

More Personal Computing

Metrics related to our More Personal Computing segment assess the performance of our key consumer businesses.

Windows OEM and Devices revenue growth	Revenue from sales of Windows Pro and non-Pro licenses sold through the OEM channel and sales of first-party Devices, including Surface, HoloLens, and PC accessories

Xbox content and services revenue growth

Revenue from Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, advertising, third-party disc royalties, and other cloud services

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2024	2023

Revenue	$65,585	$56,517	16%
Gross margin	45,486	40,215	13%
Operating income	30,552	26,895	14%
Net income	24,667	22,291	11%
Diluted earnings per share	3.30	2.99	10%

PART I

Item 2

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Revenue increased $9.1 billion or 16% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue increased driven by Gaming.

Cost of revenue increased $3.8 billion or 23% driven by growth in Microsoft Cloud and Gaming.

Gross margin increased $5.3 billion or 13% driven by growth across each of our segments.

•
Gross margin percentage decreased driven by Intelligent Cloud.
•
Microsoft Cloud gross margin percentage decreased to 71% driven by scaling our AI infrastructure.

Operating expenses increased $1.6 billion or 12% driven by Gaming, with 9 points of growth from the Activision Blizzard acquisition, and investments in cloud engineering.

Operating income increased $3.7 billion or 14% driven by growth in Productivity and Business Processes and Intelligent Cloud.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2024	2023

Revenue

Productivity and Business Processes	$28,317	$25,226	12%
Intelligent Cloud	24,092	20,013	20%
More Personal Computing	13,176	11,278	17%

Total	$65,585	$56,517	16%

Operating Income

Productivity and Business Processes	$16,516	$14,297	16%
Intelligent Cloud	10,503	8,908	18%
More Personal Computing	3,533	3,690	(4)%

Total	$30,552	$26,895	14%

Reportable Segments

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Productivity and Business Processes

Revenue increased $3.1 billion or 12%.

•
Microsoft 365 Commercial products and cloud services revenue increased $2.4 billion or 13%. Microsoft 365 Commercial cloud revenue grew 15% with seat growth of 8% driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Microsoft 365 Commercial products revenue grew 2% driven by the on-premises components of Microsoft 365 suite sales, offset in part by continued shift from Office Commercial products to Microsoft 365 Commercial cloud.
•
Microsoft 365 Consumer products and cloud services revenue increased $84 million or 5%. Microsoft 365 Consumer cloud revenue grew 6% with Microsoft 365 Consumer subscriber growth of 10% to 84.4 million.
•
LinkedIn revenue increased $379 million or 10% driven by growth across all lines of business – Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $223 million or 14% driven by growth in Dynamics 365, offset in part by a decline in Dynamics on-premises products. Dynamics 365 revenue grew 18% driven by growth across all workloads.

PART I

Item 2

Operating income increased $2.2 billion or 16%.

•
Gross margin increased $2.3 billion or 11% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage decreased slightly driven by scaling our AI infrastructure.
•
Operating expenses increased $101 million or 2% primarily driven by investments in commercial sales and cloud engineering.

Intelligent Cloud

Revenue increased $4.1 billion or 20%.

•
Server products and cloud services revenue increased $4.1 billion or 23% driven by Azure and other cloud services. Azure and other cloud services revenue grew 33% driven by demand for our portfolio of services, including 12 points from our AI services. Server products revenue decreased 1% driven by lower transactional purchasing ahead of the Windows Server 2025 launch, as well as lower purchasing of licenses running in multi-cloud environments.
•
Enterprise and partner services revenue decreased $16 million or 1%.

Operating income increased $1.6 billion or 18%.

•
Gross margin increased $2.0 billion or 15% driven by growth in Azure. Gross margin percentage decreased driven by scaling our AI infrastructure.
•
Operating expenses increased $372 million or 8% driven by investments in Azure.

More Personal Computing

Revenue increased $1.9 billion or 17%.

•
Windows and Devices revenue decreased slightly. Windows OEM and Devices revenue increased 2% driven by growth in Windows OEM, offset in part by a decline in Devices.
•
Gaming revenue increased $1.7 billion or 43% driven by growth in Xbox content and services. Xbox content and services revenue increased 61% driven by 53 points of net impact from the Activision Blizzard acquisition. Xbox hardware revenue decreased 29% driven by lower volume of consoles sold.
•
Search and news advertising revenue increased $207 million or 7%. Search and news advertising revenue excluding traffic acquisition costs increased 18% driven by higher search volume and higher revenue per search.

Operating income decreased $157 million or 4%.

•
Gross margin increased $984 million or 16% driven by growth in Gaming, with 12 points of net impact from the Activision Blizzard acquisition. Gross margin percentage was relatively unchanged as improvement in Gaming and Search and news advertising was offset by sales mix shift to those businesses.
•
Operating expenses increased $1.1 billion or 49% driven by Gaming, with 51 points of growth from the Activision Blizzard acquisition.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2024	2023

Research and development	$7,544	$6,659	13%
As a percent of revenue	12%	12%	0ppt

PART I

Item 2

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Research and development expenses increased $885 million or 13% driven by Gaming, with 8 points of growth from the Activision Blizzard acquisition, and investments in cloud engineering.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2024	2023

Sales and marketing	$5,717	$5,187	10%
As a percent of revenue	9%	9%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Sales and marketing expenses increased $530 million or 10% driven by Gaming, with 9 points of growth from the Activision Blizzard acquisition, and investments in commercial sales.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2024	2023

General and administrative	$1,673	$1,474	14%
As a percent of revenue	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

General and administrative expenses increased $199 million or 14% driven by Gaming, with 11 points of growth from the Activision Blizzard acquisition.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2024	2023

Interest and dividends income	$681	$1,166
Interest expense	(582)	(525)
Net recognized gains (losses) on investments	463	(107)
Net gains (losses) on derivatives	(338)	93
Net gains (losses) on foreign currency remeasurements	176	(101)
Other, net	(683)	(137)

Total	$(283)	$389

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Interest and dividends income decreased primarily due to lower portfolio balances. Interest expense increased primarily due to higher finance lease interest expense. Net recognized gains on investments increased primarily due to gains on equity investments in the current period as compared to losses in the prior period. Net losses on derivatives increased primarily due to losses on equity derivatives in the current period as compared to gains in the prior period. Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 18% for the three months ended September 30, 2024 and 2023, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to tax benefits from tax law changes in the first quarter of fiscal year 2024, including the impact from the issuance of Notice 2023-55 by the Internal Revenue Service (“IRS”) and U.S. Treasury Department, which delayed the effective date of final foreign tax credit regulations to fiscal year 2024 for Microsoft. Notice 2023-80, issued in the second quarter of fiscal year 2024, further delayed the effective date of final foreign tax credit regulations indefinitely.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2024, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

The Organisation for Economic Co-operation and Development (“OECD”) published its model rules “Tax Challenges Arising From the Digitalisation of the Economy - Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which applies to Microsoft beginning in fiscal year 2025. While we do not currently estimate a material impact to our consolidated financial statements, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.

PART I

Item 2

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2024, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $78.4 billion and $75.5 billion as of September 30, 2024 and June 30, 2024, respectively. Equity and other investments were $15.8 billion and $14.6 billion as of September 30, 2024 and June 30, 2024, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

PART I

Item 2

Cash Flows

Cash from operations increased $3.6 billion to $34.2 billion for the three months ended September 30, 2024, primarily due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees. Cash used in financing increased $31.3 billion to $16.6 billion for the three months ended September 30, 2024, primarily due to a $31.0 billion increase in cash used for repayments of debt, net of proceeds. Cash used in investing increased $15.7 billion to $15.2 billion for the three months ended September 30, 2024, primarily due to a $10.1 billion decrease in cash from net investment purchases, sales, and maturities and a $5.0 billion increase in additions to property and equipment.

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

The following table outlines the expected future recognition of unearned revenue as of September 30, 2024:

(In millions)

Three Months Ending

December 31, 2024	$24,279
March 31, 2025	16,953
June 30, 2025	9,620
September 30, 2025	2,174
Thereafter	2,663

Total	$55,689

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

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of September 30, 2024, our eighth transition tax installment of $4.4 billion is short-term and payable in the first quarter of fiscal year 2026.

PART I

Item 2

Share Repurchases

For the three months ended September 30, 2024 and 2023, we repurchased 7 million shares and 11 million shares of our common stock for $2.8 billion and $3.6 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of September 30, 2024, $7.5 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the three months ended September 30, 2024 and 2023, our Board of Directors declared dividends totaling $6.2 billion and $5.6 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2024	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(10,349)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(39)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,287)	Fair Value
Credit	100 basis point increase in credit spreads	(331)	Fair Value
Equity	10% decrease in equity market prices	(1,133)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
A competing vertically-integrated model, in which a single firm controls the hardware and software elements of a product and related services, has succeeded with some consumer products such as PCs, tablets, smartphones, gaming consoles, wearables, and other endpoint devices. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform, including applications and content sold through their integrated marketplaces. They may also be able to claim security and performance benefits from their vertically integrated offer. We also offer some vertically-integrated hardware and software products and services. Shifting a portion of our business to a vertically integrated model may increase our cost of revenue and reduce our operating margins.
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
•
Even as we transition more of our business to infrastructure-, platform-, and software-as-a-service business models, the license-based proprietary software model generates a substantial portion of our software revenue. We bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from licensing our products. Many of our competitors also develop and sell software to businesses and consumers under this model.
•
Other competitors develop and offer free applications, online services, and content, and make money by selling third-party advertising. Advertising revenue funds development of products and services these competitors provide to users at little or no cost, competing directly with our revenue-generating products.
•
Some companies compete with us by modifying and then distributing open source software at little or no cost to end users, developing, making available, or using AI models that are open, and earning revenue on advertising or integrated products and services. These firms do not bear the full costs of research and development for the open source products. Some open source products mimic the features and functionality of our products.

The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives, which may adversely affect our financial condition and results of operations.

Our focus on cloud-based and AI services presents execution and competitive risks. We are incurring significant costs to build and maintain infrastructure to support cloud-based and AI services. These costs will reduce the operating margins. Whether we succeed in cloud-based and AI services depends on our execution in several areas, including:

•
Continuing to bring to market compelling cloud-based and AI services and products that generate increasing traffic and market share.
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

Our AI systems offer users powerful tools and capabilities. However, there may be instances where these systems are used in ways that are unintended or inappropriate. In addition, some users may also engage in fraudulent or abusive activities through our cloud-based and AI services, such as unauthorized account access, payment fraud, or terms of service violations including cryptocurrency mining or launching cyberattacks. While we are committed to detecting and controlling such misuse of our cloud-based and AI services, our efforts may not be effective, and we may incur reputational damage or experience adverse impacts to our business and results of operations.

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

Security of our information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our IT systems and data, including customer systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known and potential vulnerabilities or intentionally designed processes in hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters; using social engineering techniques to induce our employees, users, partners, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 and amended on March 8, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. The threat actor used and may continue to use information it obtained to gain, or attempt to gain, unauthorized access to some of our source code repositories and internal systems, and the threat actor may utilize this information to otherwise adversely affect our business and results of operations. This incident has and may continue to result in harm to our reputation and customer relationships. Additionally, we may discover additional impacts of this or other incidents as part of our ongoing examination of this incident. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners have and may continue to intensify due to our transparency to our customers, other stakeholders, and the public about cyberattacks, and during elections or periods of intense diplomatic or armed conflict. Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, or expose us to legal or regulatory risk. Challenges or failures in applying current security patches to all hardware and devices connected to our systems, including legacy network equipment, have and may continue to result in unauthorized access to our IT systems and data in the future.

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

Our internal IT environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of generative AI models in our internal systems may create new attack surfaces or methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge or the emerging cybersecurity regulations in jurisdictions worldwide.

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

The cost of measures to protect products and customer-facing services could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers in certain industries such as financial services, health care, and government may have enhanced or specialized expectations and requirements to which we must engineer our products and services. Customers and third parties granted access to their systems may fail to update their systems, continue to run software or operating systems we no longer support, or may fail to timely install or enable security patches, or may otherwise fail to adopt adequate security practices. Any of these could adversely affect our reputation and results of operations. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

Our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we may experience adverse impacts to our results of operations, reputation, or competitive position.

PART II

Item 1A

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number, breadth, and scale of our cloud-based offerings, we store and process increasingly large amounts of personal data of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. Relatedly, despite our efforts to continuously improve security controls, it is possible that we may fail to identify or mitigate insider threat activities that could lead to the misuse of our systems or customer and user data. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer and user data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may increase costs or hinder sales of our products and services.

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

Other digital safety abuses

Our consumer services as well as our enterprise services may be used to find, generate, store, or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. When discovered by users and others, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives to make platforms responsible for preventing or eliminating harmful content online have been enacted, and we expect this to continue. We may be subject to enhanced regulatory oversight, civil or criminal liability, or reputational damage if we fail to comply with content moderation regulations, adversely affecting our business, financial condition, and results of operations.

PART II

Item 1A

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

Issues in the development and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain inputs and outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts. These risks may arise from current copyright infringement and other claims related to AI training and output, new and proposed legislation and regulations, such as the European Union’s (“EU”) AI Act and the U.S.’s AI Executive Order, and new applications of data protection, privacy, consumer protection, intellectual property, and other laws. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, are contrary to our responsible AI policies and practices, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected.

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

PART II

Item 1A

We may experience supply or quality problems. There are limited suppliers for certain device and datacenter components. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Capacity available to us may be affected as competitors use some of the same suppliers and materials for hardware components. If components are delayed or become unavailable, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Datacenter servers, Xbox consoles, Surface devices, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages which may adversely affect our business, operations, financial condition, and results of operations.

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

Existing and increasing legal and regulatory requirements could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, digital accessibility, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code and the Digital Services Act, increasingly define certain of our services as regulated services. This trend may continue and will result in these offerings being subject to additional data protection, security, digital safety, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are expanding and the requests we are experiencing are increasing in volume and complexity. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, the EU’s AI Act may increase costs or impact the provision or operation of our AI models and services in the European market.

PART II

Item 1A

How these laws and regulations apply to our business is often unclear, subject to change over time, and sometimes may be inconsistent from jurisdiction to jurisdiction. In addition, governments’ approach to enforcement, and our products and services, are continuing to evolve. Compliance with existing, expanding, or new laws and regulations may involve significant costs or require changes in products or business practices that could adversely affect our results of operations. Noncompliance could result in the imposition of penalties, criminal sanctions, or orders to cease the alleged noncompliant activity. In addition, there is increasing pressure from advocacy groups, regulators, competitors, customers, and other stakeholders across many of these areas. If our products do not meet customer expectations or legal requirements, we could face regulatory or legal actions, and our business, operations, financial condition, and results of operations could be adversely affected.

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

July 1, 2024 – July 31, 2024	2,270,780	$443.99	2,270,780	$9,341
August 1, 2024 – August 31, 2024	2,398,061	412.62	2,398,061	8,352
September 1, 2024 – September 30, 2024	1,894,908	423.40	1,894,908	7,549

	6,563,749		6,563,749

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,172

We returned $9.0 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2025. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2024.

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

October 30, 2024