Form 10-Q
period 2024-12-31
MICROSOFT CORP
filed 2025-01-29
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 23, 2025

Common Stock, $0.00000625 par value per share	7,433,982,235 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2024

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Revenue:
Product	$16,219	$18,941	$31,491	$34,476
Service and other	53,413	43,079	103,726	84,061

Total revenue	69,632	62,020	135,217	118,537

Cost of revenue:
Product	3,856	5,964	7,150	9,495
Service and other	17,943	13,659	34,748	26,430

Total cost of revenue	21,799	19,623	41,898	35,925

Gross margin	47,833	42,397	93,319	82,612
Research and development	7,917	7,142	15,461	13,801
Sales and marketing	6,440	6,246	12,157	11,433
General and administrative	1,823	1,977	3,496	3,451

Operating income	31,653	27,032	62,205	53,927
Other expense, net	(2,288)	(506)	(2,571)	(117)

Income before income taxes	29,365	26,526	59,634	53,810
Provision for income taxes	5,257	4,656	10,859	9,649

Net income	$24,108	$21,870	$48,775	$44,161

Earnings per share:
Basic	$3.24	$2.94	$6.56	$5.94
Diluted	$3.23	$2.93	$6.53	$5.92

Weighted average shares outstanding:
Basic	7,435	7,432	7,434	7,431
Diluted	7,468	7,468	7,469	7,465

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Net income	$24,108	$21,870	$48,775	$44,161

Other comprehensive income (loss), net of tax:
Net change related to derivatives	34	(3)	24	18
Net change related to investments	(434)	1,331	680	1,071
Translation adjustments and other	(1,034)	660	(730)	305

Other comprehensive income (loss)	(1,434)	1,988	(26)	1,394

Comprehensive income	$22,674	$23,858	$48,749	$45,555

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2024	June 30, 2024

Assets
Current assets:
Cash and cash equivalents	$17,482	$18,315
Short-term investments	54,073	57,228

Total cash, cash equivalents, and short-term investments	71,555	75,543
Accounts receivable, net of allowance for doubtful accounts of $662 and $830	48,188	56,924
Inventories	909	1,246
Other current assets	26,428	26,021

Total current assets	147,080	159,734
Property and equipment, net of accumulated depreciation of $82,820 and $76,421	166,902	135,591
Operating lease right-of-use assets	22,816	18,961
Equity and other investments	15,581	14,600
Goodwill	119,191	119,220
Intangible assets, net	25,385	27,597
Other long-term assets	36,943	36,460

Total assets	$533,898	$512,163

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,608	$21,996
Short-term debt	0	6,693
Current portion of long-term debt	5,248	2,249
Accrued compensation	9,176	12,564
Short-term income taxes	6,056	5,017
Short-term unearned revenue	45,508	57,582
Other current liabilities	20,286	19,185

Total current liabilities	108,882	125,286
Long-term debt	39,722	42,688
Long-term income taxes	24,389	27,931
Long-term unearned revenue	2,537	2,602
Deferred income taxes	2,513	2,618
Operating lease liabilities	17,254	15,497
Other long-term liabilities	35,906	27,064

Total liabilities	231,203	243,686

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,435 and 7,434	104,829	100,923
Retained earnings	203,482	173,144
Accumulated other comprehensive loss	(5,616)	(5,590)

Total stockholders’ equity	302,695	268,477

Total liabilities and stockholders’ equity	$533,898	$512,163

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Operations
Net income	$24,108	$21,870	$48,775	$44,161
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	6,827	5,959	14,210	9,880
Stock-based compensation expense	3,089	2,828	5,921	5,335
Net recognized losses on investments and derivatives	976	198	851	212
Deferred income taxes	(1,158)	(1,702)	(2,591)	(2,270)
Changes in operating assets and liabilities:
Accounts receivable	(5,978)	(2,951)	8,059	8,083
Inventories	711	1,474	338	969
Other current assets	(353)	725	(435)	(71)
Other long-term assets	(1,089)	(1,427)	(2,850)	(3,440)
Accounts payable	958	(2,521)	42	(1,307)
Unearned revenue	(6,338)	(5,538)	(11,891)	(9,664)
Income taxes	(3,395)	(1,554)	(2,379)	(129)
Other current liabilities	3,217	1,518	(2,262)	(2,588)
Other long-term liabilities	716	(26)	683	265

Net cash from operations	22,291	18,853	56,471	49,436

Financing
Proceeds from issuance (repayments) of debt, maturities of 90 days or less, net	0	(8,490)	(5,746)	10,202
Proceeds from issuance of debt	0	10,773	0	17,846
Repayments of debt	0	(2,916)	(966)	(4,416)
Common stock issued	256	261	962	946
Common stock repurchased	(4,986)	(4,000)	(9,093)	(8,831)
Common stock cash dividends paid	(6,170)	(5,574)	(11,744)	(10,625)
Other, net	(343)	(201)	(1,232)	(508)

Net cash from (used in) financing	(11,243)	(10,147)	(27,819)	4,614

Investing
Additions to property and equipment	(15,804)	(9,735)	(30,727)	(19,652)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,405)	(65,029)	(3,254)	(66,215)
Purchases of investments	(2,050)	(4,258)	(3,670)	(12,718)
Maturities of investments	2,604	4,150	4,740	19,868
Sales of investments	2,559	1,600	4,527	6,930
Other, net	(16)	1,347	(929)	365

Net cash used in investing	(14,112)	(71,925)	(29,313)	(71,422)

Effect of foreign exchange rates on cash and cash equivalents	(294)	72	(172)	(27)

Net change in cash and cash equivalents	(3,358)	(63,147)	(833)	(17,399)
Cash and cash equivalents, beginning of period	20,840	80,452	18,315	34,704

Cash and cash equivalents, end of period	$17,482	$17,305	$17,482	$17,305

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Common stock and paid-in capital
Balance, beginning of period	$102,976	$95,508	$100,923	$93,718
Common stock issued	256	261	962	946
Common stock repurchased	(1,491)	(1,300)	(2,976)	(2,701)
Stock-based compensation expense	3,089	2,828	5,921	5,335
Other, net	(1)	183	(1)	182

Balance, end of period	104,829	97,480	104,829	97,480

Retained earnings
Balance, beginning of period	188,929	132,143	173,144	118,848
Net income	24,108	21,870	48,775	44,161
Common stock cash dividends	(6,169)	(5,574)	(12,340)	(11,145)
Common stock repurchased	(3,386)	(2,702)	(6,097)	(6,127)

Balance, end of period	203,482	145,737	203,482	145,737

Accumulated other comprehensive loss
Balance, beginning of period	(4,182)	(6,937)	(5,590)	(6,343)
Other comprehensive income (loss)	(1,434)	1,988	(26)	1,394

Balance, end of period	(5,616)	(4,949)	(5,616)	(4,949)

Total stockholders’ equity	$302,695	$238,268	$302,695	$238,268

Cash dividends declared per common share	$0.83	$0.75	$1.66	$1.50

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2024 Form 10-K and Form 8-K filed with the U.S. Securities and Exchange Commission on July 30, 2024 and December 3, 2024, respectively.

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

Contract Balances and Other Receivables

As of both December 31, 2024 and June 30, 2024, long-term accounts receivable, net of allowance for doubtful accounts, was $4.9 billion and is included in other long-term assets in our consolidated balance sheets.

As of December 31, 2024 and June 30, 2024, other receivables related to activities to facilitate the purchase of server components were $11.4 billion and $10.5 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of December 31, 2024 and June 30, 2024, our financing receivables, net were $3.1 billion and $4.5 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

Income Statement – Disaggregation of Income Statement Expenses

In November 2024, the FASB issued a new standard to expand disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated income statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The standard will be effective for us beginning with our annual reporting for fiscal year 2028 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Net income available for common shareholders (A)	$24,108	$21,870	$48,775	$44,161

Weighted average outstanding shares of common stock (B)	7,435	7,432	7,434	7,431
Dilutive effect of stock-based awards	33	36	35	34

Common stock and common stock equivalents (C)	7,468	7,468	7,469	7,465

Earnings Per Share

Basic (A/B)	$3.24	$2.94	$6.56	$5.94
Diluted (A/C)	$3.23	$2.93	$6.53	$5.92

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Interest and dividends income	$600	$734	$1,281	$1,900
Interest expense	(594)	(909)	(1,176)	(1,434)
Net recognized gains (losses) on investments	(860)	69	(397)	(38)
Net losses on derivatives	(116)	(267)	(454)	(174)
Net gains (losses) on foreign currency remeasurements	(153)	36	23	(65)
Other, net	(1,165)	(169)	(1,848)	(306)

Total	$(2,288)	$(506)	$(2,571)	$(117)

Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Realized gains from sales of available-for-sale securities	$9	$4	$17	$6
Realized losses from sales of available-for-sale securities	(19)	(29)	(34)	(54)
Impairments and allowance for credit losses	(14)	18	(2)	12

Total	$(24)	$(7)	$(19)	$(36)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Net realized gains (losses) on investments sold	$(8)	$(31)	$57	$14
Net unrealized gains on investments still held	25	286	437	163
Impairments of investments	(853)	(179)	(872)	(179)

Total	$(836)	$76	$(378)	$(2)

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$3,515	$0	$0	$3,515	$3,515	$0	$0
Certificates of deposit	Level 2	3,349	0	0	3,349	3,302	47	0
U.S. government securities	Level 1	46,013	1	(2,233)	43,781	18	43,763	0
U.S. agency securities	Level 2	11	0	0	11	0	11	0
Foreign government bonds	Level 2	311	7	(17)	301	0	301	0
Mortgage- and asset-backed securities	Level 2	987	5	(33)	959	0	959	0
Corporate notes and bonds	Level 2	8,693	38	(198)	8,533	0	8,533	0
Corporate notes and bonds	Level 3	2,376	27	(3)	2,400	0	123	2,277
Municipal securities	Level 2	254	1	(11)	244	0	244	0
Municipal securities	Level 3	104	0	(16)	88	0	88	0

Total debt investments		$65,613	$79	$(2,511)	$63,181	$6,835	$54,069	$2,277

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,425	$1,000	$0	$3,425
Equity investments	Other				9,879	0	0	9,879

Total equity investments					$14,304	$1,000	$0	$13,304

Cash					$9,647	$9,647	$0	$0
Derivatives, net (a)					4	0	4	0

Total					$87,136	$17,482	$54,073	$15,581

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,666	$0	$0	$4,666	$4,666	$0	$0
Certificates of deposit	Level 2	1,547	0	0	1,547	1,503	44	0
U.S. government securities	Level 1	49,603	4	(2,948)	46,659	14	46,645	0
U.S. agency securities	Level 2	17	0	0	17	0	17	0
Foreign government bonds	Level 2	319	3	(16)	306	0	306	0
Mortgage- and asset-backed securities	Level 2	944	3	(35)	912	0	912	0
Corporate notes and bonds	Level 2	9,106	28	(318)	8,816	0	8,816	0
Corporate notes and bonds	Level 3	1,641	0	(1)	1,640	0	140	1,500
Municipal securities	Level 2	262	0	(13)	249	0	249	0
Municipal securities	Level 3	104	0	(17)	87	0	87	0

Total debt investments		$68,209	$38	$(3,348)	$64,899	$6,183	$57,216	$1,500

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,547	$561	$0	$2,986
Equity investments	Other				10,114	0	0	10,114

Total equity investments					$13,661	$561	$0	$13,100

Cash					$11,571	$11,571	$0	$0
Derivatives, net (a)					12	0	12	0

Total					$90,143	$18,315	$57,228	$14,600

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of December 31, 2024 and June 30, 2024, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $2.9 billion and $3.9 billion, respectively, and equity investments measured using the equity method were $6.8 billion and $6.0 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2024

U.S. government and agency securities	$871	$(61)	$42,775	$(2,172)	$43,646	$(2,233)
Foreign government bonds	99	(4)	127	(13)	226	(17)
Mortgage- and asset-backed securities	277	(6)	244	(27)	521	(33)
Corporate notes and bonds	1,781	(17)	4,339	(184)	6,120	(201)
Municipal securities	0	0	237	(27)	237	(27)

Total	$3,028	$(88)	$47,722	$(2,423)	$50,750	$(2,511)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2024

U.S. government and agency securities	$529	$(12)	$45,821	$(2,936)	$46,350	$(2,948)
Foreign government bonds	79	(2)	180	(14)	259	(16)
Mortgage- and asset-backed securities	201	(1)	409	(34)	610	(35)
Corporate notes and bonds	1,310	(9)	5,779	(310)	7,089	(319)
Municipal securities	38	(1)	243	(29)	281	(30)

Total	$2,157	$(25)	$52,432	$(3,323)	$54,589	$(3,348)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of December 31, 2024:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

December 31, 2024

Due in one year or less	$22,927	$22,788
Due after one year through five years	33,344	31,774
Due after five years through 10 years	7,934	7,325
Due after 10 years	1,408	1,294

Total	$65,613	$63,181

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

PART I

Item 1

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2024, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	December 31, 2024	June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,126	1,100

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	7,791	7,167
Foreign exchange contracts sold	30,921	31,793
Equity contracts purchased	5,198	4,016
Equity contracts sold	2,170	2,165
Other contracts purchased	2,636	2,113
Other contracts sold	1,162	811

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	December 31, 2024		June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts	$9	$(88)	$24	$(76)
Interest rate contracts	17	0	19	0

Not Designated as Hedging Instruments

Foreign exchange contracts	835	(325)	213	(230)
Equity contracts	19	(1,018)	63	(491)
Other contracts	4	(21)	12	(3)

Gross amounts of derivatives	884	(1,452)	331	(800)
Gross amounts of derivatives offset in the balance sheets	(301)	303	(151)	152
Cash collateral received	0	(156)	0	(104)

Net amounts of derivatives	$583	$(1,305)	$180	$(752)

Reported as

Short-term investments	$4	$0	$12	$0
Other current assets	561	0	149	0
Other long-term assets	18	0	19	0
Other current liabilities	0	(764)	0	(401)
Other long-term liabilities	0	(541)	0	(351)

Total	$583	$(1,305)	$180	$(752)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $858 million and $1.4 billion, respectively, as of December 31, 2024, and $304 million and $800 million, respectively, as of June 30, 2024.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2024

Derivative assets	$0	$878	$6	$884
Derivative liabilities	0	(1,427)	(25)	(1,452)

June 30, 2024

Derivative assets	0	327	4	331
Derivative liabilities	(1)	(799)	0	(800)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$(18)	$22	$2	$6
Hedged items	8	(34)	(24)	(31)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(106)	51	(57)	5

Not Designated as Hedging Instruments

Foreign exchange contracts	1,138	(334)	755	(128)
Equity contracts	(111)	(287)	(459)	(174)
Other contracts	(26)	36	(2)	3

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(50)	$37	$(21)	$22

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2024	June 30, 2024

Raw materials	$345	$394
Work in process	7	7
Finished goods	557	845

Total	$909	$1,246

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

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2022:

(In millions, except per share amounts)	Three Months Ended December 31,	Six Months Ended December 31,

	2023	2023

Revenue	$62,297	$120,857
Net income	22,025	44,334
Diluted earnings per share	2.95	5.94

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2024	Acquisitions	Other	December 31, 2024

Productivity and Business Processes	$31,361	$0	$(29)	$31,332
Intelligent Cloud	25,648	0	(1)	25,647
More Personal Computing	62,211	0	1	62,212

Total	$119,220	$0	$(29)	$119,191

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2024			June 30, 2024

Marketing-related	$16,489	$(3,499)	$12,990	$16,500	$(3,101)	$13,399
Technology-based	22,481	(12,785)	9,696	21,913	(10,741)	11,172
Customer-related	6,030	(3,444)	2,586	6,038	(3,051)	2,987
Contract-based	135	(22)	113	58	(19)	39

Total	$45,135	$(19,750)	$25,385	$44,509	$(16,912)	$27,597

Intangible assets amortization expense was $1.5 billion and $3.0 billion for the three and six months ended December 31, 2024, respectively, and $1.3 billion and $2.0 billion for the three and six months ended December 31, 2023, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2024:

(In millions)

Year Ending June 30,

2025 (excluding the six months ended December 31, 2024)	$3,075
2026	4,576
2027	2,850
2028	1,986
2029	1,804
Thereafter	11,094

Total	$25,385

PART I

Item 1

NOTE 10 — DEBT

Short-term Debt

As of December 31, 2024, we had no commercial paper issued or outstanding. As of June 30, 2024, we had $6.7 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.4% and maturities ranging from 28 days to 152 days. The estimated fair value of this commercial paper approximates its carrying value.

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			December 31, 2024	June 30, 2024

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,382	2,465
2015 issuance of $23.8 billion	2025	–	2055	2.70%	–	4.75%	2.77%	–	4.78%	9,805	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										51,138	51,221
Unamortized discount and issuance costs										(1,191)	(1,227)
Hedge fair value adjustments (a)										(57)	(81)
Premium on debt exchange										(4,920)	(4,976)

Total debt										44,970	44,937
Current portion of long-term debt										(5,248)	(2,249)

Long-term debt										$39,722	$42,688

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of December 31, 2024 and June 30, 2024, the estimated fair value of long-term debt, including the current portion, was $42.0 billion and $42.3 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2024:

(In millions)

Year Ending June 30,

2025 (excluding the six months ended December 31, 2024)	$2,250
2026	3,000
2027	9,250
2028	0
2029	1,812
Thereafter	34,826

Total	$51,138

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% for both the three months ended December 31, 2024 and 2023, and 18% for both the six months ended December 31, 2024 and 2023. Our effective tax rate for the three and six months ended December 31, 2024 was primarily impacted by tax benefits from tax law changes in the prior fiscal year, including the delay of the effective date of final foreign tax credit regulations, and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2024, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of December 31, 2024 and June 30, 2024, unrecognized tax benefits and other income tax liabilities were $25.8 billion and $24.9 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of December 31, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2024, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2024	June 30, 2024

Productivity and Business Processes	$33,582	$43,599
Intelligent Cloud	10,979	13,683
More Personal Computing	3,484	2,902

Total	$48,045	$60,184

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2024

Balance, beginning of period	$60,184
Deferral of revenue	74,211
Recognition of unearned revenue	(86,350)

Balance, end of period	$48,045

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $304 billion as of December 31, 2024, of which $298 billion is related to the commercial portion of revenue. We expect to recognize approximately 40% of our total company remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Operating lease cost	$1,293	$817	$2,453	$1,591

Finance lease cost:
Amortization of right-of-use assets	$830	$408	$1,524	$788
Interest on lease liabilities	337	168	611	317

Total finance lease cost	$1,167	$576	$2,135	$1,105

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$962	$803	$2,169	$1,597
Operating cash flows from finance leases	319	168	594	317
Financing cash flows from finance leases	480	288	1,282	573

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,098	847	4,991	2,651
Finance leases	6,435	1,796	10,767	3,500

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2024	June 30, 2024

Operating Leases

Operating lease right-of-use assets	$22,816	$18,961

Other current liabilities	$4,608	$3,580
Operating lease liabilities	17,254	15,497

Total operating lease liabilities	$21,862	$19,077

Finance Leases

Property and equipment, at cost	$42,539	$32,248
Accumulated depreciation	(7,650)	(6,386)

Property and equipment, net	$34,889	$25,862

Other current liabilities	$2,673	$2,349
Other long-term liabilities	33,404	24,796

Total finance lease liabilities	$36,077	$27,145

Weighted Average Remaining Lease Term

Operating leases	7 years	7 years
Finance leases	12 years	12 years

Weighted Average Discount Rate

Operating leases	3.4%	3.3%
Finance leases	4.0%	3.9%

The following table outlines maturities of our lease liabilities as of December 31, 2024:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2025 (excluding the six months ended December 31, 2024)	$2,726	$1,979
2026	4,920	4,149
2027	4,063	4,180
2028	3,025	4,175
2029	2,203	3,528
Thereafter	7,433	28,350

Total lease payments	24,370	46,361
Less imputed interest	(2,508)	(10,284)

Total	$21,862	$36,077

As of December 31, 2024, we had additional operating and finance leases, primarily for datacenters, that had not yet commenced of $6.0 billion and $99.4 billion, respectively. These operating and finance leases will commence between fiscal year 2025 and fiscal year 2030 with lease terms of 1 year to 25 years.

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

In 2013, the defendants in the consolidated cases moved to exclude the plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part the defendants’ motion to exclude the plaintiffs’ general causation experts. The defendants filed an interlocutory appeal to the District of Columbia Court of Appeals challenging the standard for evaluating expert scientific evidence. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by the defendants and remanding the cases to the trial court for further proceedings under that standard. The plaintiffs have filed supplemental expert evidence, portions of which were stricken by the court. A hearing on general causation took place in September of 2022. In April of 2023, the court granted defendants’ motion to strike the testimony of plaintiffs’ experts that cell phones cause brain cancer and entered an order excluding all of plaintiffs’ experts from testifying. The parties agreed to a stipulated dismissal of the consolidated cases to allow plaintiffs to appeal the expert testimony order. Plaintiffs appealed the court’s order in August of 2023, and the appeal was argued in January of 2025. A hearing on the status of the stayed cases occurred in December of 2023. In July 2024, the court entered summary judgment in nine of the stayed cases on the grounds that plaintiffs had agreed to be bound by the general causation outcome in the consolidated cases.

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In October 2024, the IDPC provided LinkedIn with a final decision alleging GDPR violations and assessing a fine. In November 2024, LinkedIn appealed the final decision to the Irish courts.

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

As of December 31, 2024, we accrued aggregate legal liabilities of $510 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $800 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, has no expiration date, and may be terminated at any time. As of December 31, 2024, $4.0 billion remained of this $60.0 billion share repurchase program.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2025		2024

First Quarter	7	$2,800	11	$3,560
Second Quarter	8	3,500	7	2,800

Total	15	$6,300	18	$6,360

All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.5 billion and $2.8 billion for the three and six months ended December 31, 2024, respectively, and $1.2 billion and $2.5 billion for the three and six months ended December 31, 2023, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2025				(In millions)

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,170
December 3, 2024	February 20, 2025	March 13, 2025	0.83	6,171

Total			$1.66	$12,341

Fiscal Year 2024

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,574
November 28, 2023	February 15, 2024	March 14, 2024	0.75	5,573

Total			$1.50	$11,147

The dividend declared on December 3, 2024 was included in other current liabilities as of December 31, 2024.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Derivatives

Balance, beginning of period	$(13)	$(6)	$(3)	$(27)
Unrealized gains (losses), net of tax of $(13), $10, $(6), and $6	(50)	37	(21)	22

Reclassification adjustments for (gains) losses included in other income (expense), net	106	(51)	57	(5)
Tax expense (benefit) included in provision for income taxes	(22)	11	(12)	1

Amounts reclassified from accumulated other comprehensive loss	84	(40)	45	(4)

Net change related to derivatives, net of tax of $9, $(1), $6, and $5	34	(3)	24	18

Balance, end of period	$21	$(9)	$21	$(9)

Investments

Balance, beginning of period	$(1,511)	$(3,842)	$(2,625)	$(3,582)
Unrealized gains (losses), net of tax of $(121), $352, $176, and $277	(453)	1,325	665	1,042

Reclassification adjustments for losses included in other income (expense), net	24	7	19	36
Tax benefit included in provision for income taxes	(5)	(1)	(4)	(7)

Amounts reclassified from accumulated other comprehensive loss	19	6	15	29

Net change related to investments, net of tax of $(116), $353, $180, and $284	(434)	1,331	680	1,071

Balance, end of period	$(1,945)	$(2,511)	$(1,945)	$(2,511)

Translation Adjustments and Other

Balance, beginning of period	$(2,658)	$(3,089)	$(2,962)	$(2,734)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	(1,034)	660	(730)	305

Balance, end of period	$(3,692)	$(2,429)	$(3,692)	$(2,429)

Accumulated other comprehensive loss, end of period	$(5,616)	$(4,949)	$(5,616)	$(4,949)

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Revenue

Productivity and Business Processes	$29,437	$25,854	$57,754	$51,080
Intelligent Cloud	25,544	21,525	49,636	41,538
More Personal Computing	14,651	14,641	27,827	25,919

Total	$69,632	$62,020	$135,217	$118,537

Operating Income

Productivity and Business Processes	$16,885	$14,515	$33,401	$28,812
Intelligent Cloud	10,851	9,555	21,354	18,463
More Personal Computing	3,917	2,962	7,450	6,652

Total	$31,653	$27,032	$62,205	$53,927

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2024 or 2023. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

United States (a)	$35,537	$32,295	$69,450	$61,107
Other countries	34,095	29,725	65,767	57,430

Total	$69,632	$62,020	$135,217	$118,537

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Server products and cloud services	$23,641	$19,597	$45,796	$37,659
Microsoft 365 Commercial products and cloud services	21,117	18,321	41,566	36,365
Gaming	6,581	7,111	12,202	11,030
LinkedIn	4,587	4,195	8,879	8,108
Windows and Devices	4,512	4,363	8,841	8,703
Search and news advertising	3,558	3,168	6,783	6,186
Enterprise and partner services	1,892	1,917	3,820	3,861
Dynamics products and cloud services	1,913	1,659	3,762	3,285
Microsoft 365 Consumer products and cloud services	1,821	1,679	3,548	3,322
Other	10	10	20	18

Total	$69,632	$62,020	$135,217	$118,537

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $40.9 billion and $79.8 billion for the three and six months ended December 31, 2024, respectively, and $33.7 billion and $65.6 billion for the three and six months ended December 31, 2023, respectively. These amounts are included in Microsoft 365 Commercial products and cloud services, Server products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2024, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 30, 2024 (December 3, 2024 as to the effects of the retrospective adjustments in Notes 1, 8, 9, 13, and 19), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

January 29, 2025

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2024, our Form 8-K filed on December 3, 2024, and our consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the second quarter of fiscal year 2025 compared with the second quarter of fiscal year 2024 included:

•
Microsoft Cloud revenue increased 21% to $40.9 billion.
•
Microsoft 365 Commercial products and cloud services revenue increased 15% driven by Microsoft 365 Commercial cloud revenue growth of 16%.
•
Microsoft 365 Consumer products and cloud services revenue increased 8% driven by Microsoft 365 Consumer cloud revenue growth of 8%.
•
LinkedIn revenue increased 9%.
•
Dynamics products and cloud services revenue increased 15% driven by Dynamics 365 revenue growth of 19%.
•
Server products and cloud services revenue increased 21% driven by Azure and other cloud services revenue growth of 31%.
•
Windows OEM and Devices revenue increased 4%.
•
Xbox content and services revenue increased 2%.
•
Search and news advertising revenue excluding traffic acquisition costs increased 21%.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations for the three and six months ended December 31, 2024.

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2024	2023		2024	2023

Revenue	$69,632	$62,020	12%	$135,217	$118,537	14%
Gross margin	47,833	42,397	13%	93,319	82,612	13%
Operating income	31,653	27,032	17%	62,205	53,927	15%
Net income	24,108	21,870	10%	48,775	44,161	10%
Diluted earnings per share	3.23	2.93	10%	6.53	5.92	10%

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Revenue increased $7.6 billion or 12% driven by growth in Intelligent Cloud and Productivity and Business Processes. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue was relatively unchanged.

Cost of revenue increased $2.2 billion or 11% driven by growth in Microsoft Cloud, offset in part by Gaming.

Gross margin increased $5.4 billion or 13% driven by growth across each of our segments.

•
Gross margin percentage increased slightly driven by More Personal Computing and sales mix shift to higher margin businesses within More Personal Computing, offset in part by Intelligent Cloud.
•
Microsoft Cloud gross margin percentage decreased to 70% driven by scaling our AI infrastructure.

Operating expenses increased $815 million or 5% driven by investments in cloud engineering.

Operating income increased $4.6 billion or 17% driven by growth across each of our segments.

Six Months Ended December 31, 2024 Compared with Six Months Ended December 31, 2023

Revenue increased $16.7 billion or 14% driven by growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue increased driven by Gaming.

Cost of revenue increased $6.0 billion or 17% driven by growth in Microsoft Cloud.

Gross margin increased $10.7 billion or 13% driven by growth across each of our segments.

•
Gross margin percentage decreased slightly driven by Intelligent Cloud, offset in part by More Personal Computing.
•
Microsoft Cloud gross margin percentage decreased to 70% driven by scaling our AI infrastructure.

PART I

Item 2

Operating expenses increased $2.4 billion or 8% driven by investments in cloud engineering and the impact of the Activision Blizzard acquisition.

Operating income increased $8.3 billion or 15% driven by growth across each of our segments.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2024	2023		2024	2023

Revenue

Productivity and Business Processes	$29,437	$25,854	14%	$57,754	$51,080	13%
Intelligent Cloud	25,544	21,525	19%	49,636	41,538	19%
More Personal Computing	14,651	14,641	0%	27,827	25,919	7%

Total	$69,632	$62,020	12%	$135,217	$118,537	14%

Operating Income

Productivity and Business Processes	$16,885	$14,515	16%	$33,401	$28,812	16%
Intelligent Cloud	10,851	9,555	14%	21,354	18,463	16%
More Personal Computing	3,917	2,962	32%	7,450	6,652	12%

Total	$31,653	$27,032	17%	$62,205	$53,927	15%

Reportable Segments

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Productivity and Business Processes

Revenue increased $3.6 billion or 14%.

•
Microsoft 365 Commercial products and cloud services revenue increased $2.8 billion or 15%. Microsoft 365 Commercial cloud revenue grew 16% with Microsoft 365 Commercial seat growth of 7% driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Microsoft 365 Commercial products revenue grew 13% driven by the Windows Commercial on-premises components of Microsoft 365 suite sales and an increase in transactional purchasing with the launch of Office 2024.
•
Microsoft 365 Consumer products and cloud services revenue increased $142 million or 8%. Microsoft 365 Consumer cloud revenue grew 8% driven by Microsoft 365 Consumer subscriber growth of 10% to 86.3 million with mix shift to Microsoft 365 Basic.
•
LinkedIn revenue increased $392 million or 9% driven by growth across all lines of business – Marketing Solutions, Talent Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $254 million or 15% driven by growth in Dynamics 365, offset in part by a decline in Dynamics on-premises products. Dynamics 365 revenue grew 19% driven by growth across all workloads.

Operating income increased $2.4 billion or 16%.

•
Gross margin increased $2.8 billion or 13% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage decreased slightly driven by scaling our AI infrastructure.
•
Operating expenses increased $390 million or 6% driven by investments in cloud engineering.

PART I

Item 2

Intelligent Cloud

Revenue increased $4.0 billion or 19%.

•
Server products and cloud services revenue increased $4.0 billion or 21% driven by Azure and other cloud services. Azure and other cloud services revenue grew 31% driven by demand for our portfolio of services, including 13 points from our AI services which grew 157%. Server products revenue decreased 3% driven by a decrease in transactional purchasing and a prior year comparable that benefited from purchasing ahead of Windows Server 2012 end of support.
•
Enterprise and partner services revenue decreased $25 million or 1% driven by a decline in Industry Solutions, offset in part by growth in Enterprise Support Services.

Operating income increased $1.3 billion or 14%.

•
Gross margin increased $1.8 billion or 12% driven by growth in Azure. Gross margin percentage decreased driven by scaling our AI infrastructure.
•
Operating expenses increased $482 million or 10% driven by investments in cloud engineering.

More Personal Computing

Revenue was relatively unchanged.

•
Windows and Devices revenue increased $149 million or 3%. Windows OEM and Devices revenue increased 4% as commercial inventory builds drove growth in Windows OEM, offset in part by a decline in Devices.
•
Gaming revenue decreased $530 million or 7% driven by a decline in Xbox hardware, offset in part by growth in Xbox content and services. Xbox hardware revenue decreased 29% driven by lower volume of consoles sold. Xbox content and services revenue increased 2% driven by growth in Xbox Game Pass.
•
Search and news advertising revenue increased $390 million or 12%. Search and news advertising revenue excluding traffic acquisition costs increased 21% driven by higher search volume and higher revenue per search.

Operating income increased $955 million or 32%, including a favorable foreign currency impact of 2%.

•
Gross margin increased $898 million or 13% driven by growth in Gaming, Search and news advertising, and Windows and Devices. Gross margin percentage increased driven by sales mix shift to higher margin businesses and improvement in Gaming and Search and news advertising.
•
Operating expenses decreased $57 million or 1% primarily driven by Gaming.

Six Months Ended December 31, 2024 Compared with Six Months Ended December 31, 2023

Productivity and Business Processes

Revenue increased $6.7 billion or 13%.

•
Microsoft 365 Commercial products and cloud services revenue increased $5.2 billion or 14%. Microsoft 365 Commercial cloud revenue grew 15% driven by seat growth and growth in revenue per user. Microsoft 365 Commercial products revenue grew 7% driven by the Windows Commercial on-premises components of Microsoft 365 suite sales.
•
Microsoft 365 Consumer products and cloud services revenue increased $226 million or 7%. Microsoft 365 Consumer cloud revenue grew 7% with continued growth in Microsoft 365 Consumer subscribers.
•
LinkedIn revenue increased $771 million or 10% driven by growth across all lines of business – Marketing Solutions, Talent Solutions, Premium Subscriptions, and Sales Solutions.
•
Dynamics products and cloud services revenue increased $477 million or 15% driven by growth in Dynamics 365, offset in part by a decline in Dynamics on-premises products. Dynamics 365 revenue grew 19% driven by growth across all workloads.

PART I

Item 2

Operating income increased $4.6 billion or 16%.

•
Gross margin increased $5.1 billion or 12% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage decreased slightly driven by scaling our AI infrastructure.
•
Operating expenses increased $491 million or 4% driven by investments in cloud engineering and commercial sales.

Intelligent Cloud

Revenue increased $8.1 billion or 19%.

•
Server products and cloud services revenue increased $8.1 billion or 22% driven by Azure and other cloud services. Azure and other cloud services revenue grew 32% driven by demand for our portfolio of services, including 12 points from our AI services which grew 178%. Server products revenue decreased 2% driven by a decrease in transactional purchasing.
•
Enterprise and partner services revenue decreased $41 million or 1% driven by a decline in Industry Solutions.

Operating income increased $2.9 billion or 16%.

•
Gross margin increased $3.7 billion or 13% driven by growth in Azure. Gross margin percentage decreased driven by scaling our AI infrastructure.
•
Operating expenses increased $854 million or 9% driven by investments in cloud engineering.

More Personal Computing

Revenue increased $1.9 billion or 7%.

•
Windows and Devices revenue increased $138 million or 2%. Windows OEM and Devices revenue increased 3% as commercial inventory builds drove growth in Windows OEM, offset in part by a decline in Devices.
•
Gaming revenue increased $1.2 billion or 11% driven by growth in Xbox content and services, offset in part by a decline in Xbox hardware. Xbox content and services revenue increased 24% driven by the impact of the Activision Blizzard acquisition. Xbox hardware revenue decreased 29% driven by lower volume of consoles sold.
•
Search and news advertising revenue increased $597 million or 10%. Search and news advertising revenue excluding traffic acquisition costs increased 20% driven by higher search volume and higher revenue per search.

Operating income increased $798 million or 12%.

•
Gross margin increased $1.9 billion or 15% driven by growth in Gaming, including the impact of the Activision Blizzard acquisition. Gross margin percentage increased driven by sales mix shift to higher margin businesses and improvement in Search and news advertising and Gaming.
•
Operating expenses increased $1.1 billion or 17% driven by the impact of the Activision Blizzard acquisition.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2024	2023		2024	2023

Research and development	$7,917	$7,142	11%	$15,461	$13,801	12%
As a percent of revenue	11%	12%	(1)ppt	11%	12%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the amortization of purchased software code and services content.

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Research and development expenses increased $775 million or 11% driven by investments in cloud engineering.

Six Months Ended December 31, 2024 Compared with Six Months Ended December 31, 2023

Research and development expenses increased $1.7 billion or 12% driven by investments in cloud engineering and the impact of the Activision Blizzard acquisition.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2024	2023		2024	2023

Sales and marketing	$6,440	$6,246	3%	$12,157	$11,433	6%
As a percent of revenue	9%	10%	(1)ppt	9%	10%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Sales and marketing expenses increased $194 million or 3% driven by investments in commercial sales.

Six Months Ended December 31, 2024 Compared with Six Months Ended December 31, 2023

Sales and marketing expenses increased $724 million or 6% driven by the impact of the Activision Blizzard acquisition and investments in commercial sales.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2024	2023		2024	2023

General and administrative	$1,823	$1,977	(8)%	$3,496	$3,451	1%
As a percent of revenue	3%	3%	0ppt	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

PART I

Item 2

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

General and administrative expenses decreased $154 million or 8% driven by Gaming, offset in part by investments in corporate functions.

Six Months Ended December 31, 2024 Compared with Six Months Ended December 31, 2023

General and administrative expenses increased $45 million or 1% primarily driven by investments in corporate functions, offset in part by the impact of the Activision Blizzard acquisition.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023

Interest and dividends income	$600	$734	$1,281	$1,900
Interest expense	(594)	(909)	(1,176)	(1,434)
Net recognized gains (losses) on investments	(860)	69	(397)	(38)
Net losses on derivatives	(116)	(267)	(454)	(174)
Net gains (losses) on foreign currency remeasurements	(153)	36	23	(65)
Other, net	(1,165)	(169)	(1,848)	(306)

Total	$(2,288)	$(506)	$(2,571)	$(117)

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Interest and dividends income decreased primarily due to lower portfolio balances. Interest expense decreased primarily due to maturities of commercial paper, offset in part by higher finance lease interest expense. Net recognized losses on investments increased primarily due to higher impairments and lower gains on equity investments in the current period. Net losses on derivatives decreased primarily due to lower losses on equity derivatives in the current period. Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

Six Months Ended December 31, 2024 Compared with Six Months Ended December 31, 2023

Interest and dividends income decreased primarily due to lower portfolio balances. Interest expense decreased primarily due to maturities of commercial paper, offset in part by higher finance lease interest expense. Net recognized losses on investments increased primarily due to higher impairments, offset in part by higher gains on equity investments in the current period. Net losses on derivatives increased primarily due to higher losses on equity derivatives in the current period. Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% for both the three months ended December 31, 2024 and 2023, and 18% for both the six months ended December 31, 2024 and 2023. Our effective tax rate for the three and six months ended December 31, 2024 was primarily impacted by tax benefits from tax law changes in the prior fiscal year, including the delay of the effective date of final foreign tax credit regulations, and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

PART I

Item 2

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2024, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

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

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of December 31, 2024, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $71.6 billion and $75.5 billion as of December 31, 2024 and June 30, 2024, respectively. Equity and other investments were $15.6 billion and $14.6 billion as of December 31, 2024 and June 30, 2024, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $7.0 billion to $56.5 billion for the six months ended December 31, 2024, primarily due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees and cash used to pay income taxes. Cash used in financing increased $32.4 billion to $27.8 billion for the six months ended December 31, 2024, primarily due to $6.7 billion in cash used for repayments of debt, net of proceeds in the current period compared to $23.6 billion in proceeds from the issuance of debt, net of repayments in the prior period. Cash used in investing decreased $42.1 billion to $29.3 billion for the six months ended December 31, 2024, primarily due to a $63.0 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets, offset in part by an $11.1 billion increase in additions to property and equipment and an $8.5 billion decrease in cash from net investment purchases, sales, and maturities.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of December 31, 2024:

(In millions)

Three Months Ending

March 31, 2025	$23,167
June 30, 2025	13,764
September 30, 2025	5,835
December 31, 2025	2,742
Thereafter	2,537

Total	$48,045

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

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of December 31, 2024, our eighth transition tax installment of $4.4 billion is short-term and payable in the first quarter of fiscal year 2026.

Share Repurchases

For the six months ended December 31, 2024 and 2023, we repurchased 15 million shares and 18 million shares of our common stock for $6.3 billion and $6.4 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of December 31, 2024, $4.0 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the six months ended December 31, 2024 and 2023, our Board of Directors declared dividends totaling $12.3 billion and $11.1 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2024	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(9,903)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(25)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,097)	Fair Value
Credit	100 basis point increase in credit spreads	(315)	Fair Value
Equity	10% decrease in equity market prices	(1,098)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
A competing vertically-integrated model, in which a single firm controls the hardware and software elements of a product and related services, has succeeded with some consumer products such as PCs, tablets, smartphones, gaming consoles, wearables, and other endpoint devices. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform, including applications and content sold through their integrated marketplaces. They may also be able to claim security and performance benefits from their vertically-integrated offer. We also offer some vertically-integrated hardware and software products and services. Shifting a portion of our business to a vertically-integrated model may increase our cost of revenue and reduce our operating margins.
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
•
We are investing in artificial intelligence (“AI”) across the entire company and infusing generative AI capabilities into our consumer and commercial offerings. AI technology and services are a highly competitive and rapidly evolving market, and new competitors continue to enter the market. We will bear significant development and operational costs to build and support the AI models, services, platforms, and infrastructure necessary to meet the needs of our customers. To compete effectively we must also be responsive to technological change, new and potential regulatory developments, and public scrutiny.
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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We have recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

PART II

Item 1A

CYBERSECURITY, DATA PRIVACY, AND PLATFORM ABUSE RISKS

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security of our information technology

Threats to security can take a variety of forms. Threat actors, including individual and groups of hackers and sophisticated organizations, including nation-states or state-sponsored organizations, continuously undertake attacks that pose threats to our customers and our internal infrastructure, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our systems and data, including customer systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known and potential vulnerabilities or intentionally designed processes in hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters; using social engineering techniques to induce our employees, users, partners, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 and amended on March 8, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. The threat actor used information it obtained to gain unauthorized access to some of our source code repositories and internal systems, and the threat actor may continue to utilize this and other information to attempt to gain access to our systems or otherwise adversely affect our business and results of operations. This incident has and may continue to result in harm to our reputation and customer relationships. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners have and may continue to intensify due to our transparency to our customers, other stakeholders, and the public about cyberattacks, and during elections or periods of intense diplomatic or armed conflict. Challenges or failures in applying security patches to all hardware and devices connected to our systems, including end-of-life and end-of-support equipment, have and may continue to result in unauthorized access to our systems and data in the future. Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, or expose us to legal or regulatory risk.

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our systems and data, including customer systems and data, in the future. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information, and laws in foreign jurisdictions may compel actions by such parties against our interests and could limit our recourse. Malicious actors may employ the supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

PART II

Item 1A

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. Threat actors may also utilize emerging technologies, such as AI and machine learning. We may have no current capability to detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems, as well as those of our partners and customers. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. As a result of these and other factors, we may not be able to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

Our internal environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of generative AI models in our internal systems may create new attack surfaces or methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge or the emerging cybersecurity regulations in jurisdictions worldwide.

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us, whose business is providing technology products and services to others. Threats to or attacks on our own infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero-day”) vulnerabilities, such as the attack in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks as we increasingly incorporate open source software into our products. Additionally, features that rely on generative AI may be susceptible to unanticipated security threats from adversaries as we add new generative AI features to our services while continuously developing our understanding of security risks and protection methods in the new field of generative AI.

PART II

Item 1A

Our customers operate complex systems with third-party hardware and software from multiple vendors that may include systems acquired over many years. They expect our products and services to support all these systems and products, including those that no longer incorporate the strongest current security advances or standards. As a result, we may not be able to discontinue support in our services for a product, service, standard, or feature solely because a more secure alternative is available. Failure to utilize the most current security advances and standards can increase our customers’ vulnerability to attack. Further, customers of widely varied sizes and technical sophistication use our technology, and consequently may still have limited capabilities and resources to help them adopt and implement state-of-the-art cybersecurity practices and technologies. In addition, we must account for this wide variation of technical sophistication when defining default settings for our products and services, including security default settings, as these settings may limit or otherwise impact other aspects of operations and some customers may have limited capability to review and reset these defaults.

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

Development and deployment of defensive measures

To defend against security threats to our internal infrastructure, our cloud-based services, and our customers’ systems, we must continuously engineer more secure products and services, enhance security, threat detection, and reliability features, escalate and improve the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others in a timely manner, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so.

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

PART II

Item 1A

Our products and services, how they are used by customers, and how third-party products and services interact with them, may present security, privacy, and execution risks. Our products and services may contain defects in design, manufacture, or operation that make them insecure or ineffective for their intended purposes. For example, an Internet of Things solution may have multiple layers of hardware, sensors, processors, software, and firmware, several of which we may not develop or control, and may have limited ability to be updated or patched. Further, customers control our products and services, including our AI products, within their environments, and may deploy them in high-risk scenarios or utilize them inappropriately. As a result, our products and services may increasingly affect personal health and safety. Our products may also collect large amounts of data in manners which may not satisfy customers or regulatory requirements. Our customers also operate complex systems with third-party hardware and software from multiple vendors whose products or personnel may take or fail to take actions which impact the reliability or security of our products and services. If our products and services do not work as intended, are utilized in methods not intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation, or adversely affect our results of operations.

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

Catastrophic events or geopolitical conditions may disrupt our business. A disruption or failure of our systems, operations, or supply chain because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations or adversely affect our results of operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential negative consequences of prolonged service outages.

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

PART II

Item 1A

Our global business exposes us to operational and economic risks. Our customers, employees, and infrastructure are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Global, regional, and local economic developments, monetary policy, restrictions on international trade, such as tariffs and other controls on imports or exports, inflation, and recession, as well as political and military disputes, may adversely affect our results of operations. In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends and concerns about human rights, the environment, and political expression in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, and non-local sourcing restrictions, export controls, investment restrictions, or other developments that make it more difficult to operate and sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services, impair our ability to operate in certain regions, or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our results of operations.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the second quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

October 1, 2024 – October 31, 2024	2,572,520	$419.95	2,572,520	$6,469
November 1, 2024 – November 30, 2024	2,886,539	418.02	2,886,539	5,262
December 1, 2024 – December 31, 2024	2,750,869	440.96	2,750,869	4,049

	8,209,928		8,209,928

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

December 3, 2024	February 20, 2025	March 13, 2025	$0.83	$6,171

We returned $9.7 billion to shareholders in the form of share repurchases and dividends in the second quarter of fiscal year 2025. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

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

January 29, 2025