Form 10-Q
period 2025-03-31
MICROSOFT CORP
filed 2025-04-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2025

Common Stock, $0.00000625 par value per share	7,432,543,865 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2025

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Revenue:
Product	$15,319	$17,080	$46,810	$51,556
Service and other	54,747	44,778	158,473	128,839

Total revenue	70,066	61,858	205,283	180,395

Cost of revenue:
Product	3,037	4,339	10,187	13,834
Service and other	18,882	14,166	53,630	40,596

Total cost of revenue	21,919	18,505	63,817	54,430

Gross margin	48,147	43,353	141,466	125,965
Research and development	8,198	7,653	23,659	21,454
Sales and marketing	6,212	6,207	18,369	17,640
General and administrative	1,737	1,912	5,233	5,363

Operating income	32,000	27,581	94,205	81,508
Other expense, net	(623)	(854)	(3,194)	(971)

Income before income taxes	31,377	26,727	91,011	80,537
Provision for income taxes	5,553	4,788	16,412	14,437

Net income	$25,824	$21,939	$74,599	$66,100

Earnings per share:
Basic	$3.47	$2.95	$10.03	$8.90
Diluted	$3.46	$2.94	$9.99	$8.85

Weighted average shares outstanding:
Basic	7,434	7,431	7,434	7,431
Diluted	7,461	7,472	7,466	7,467

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Net income	$25,824	$21,939	$74,599	$66,100

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(20)	10	4	28
Net change related to investments	450	(202)	1,130	869
Translation adjustments and other	353	(294)	(377)	11

Other comprehensive income (loss)	783	(486)	757	908

Comprehensive income	$26,607	$21,453	$75,356	$67,008

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2025	June 30, 2024

Assets
Current assets:
Cash and cash equivalents	$28,828	$18,315
Short-term investments	50,790	57,228

Total cash, cash equivalents, and short-term investments	79,618	75,543
Accounts receivable, net of allowance for doubtful accounts of $695 and $830	51,700	56,924
Inventories	848	1,246
Other current assets	24,478	26,021

Total current assets	156,644	159,734
Property and equipment, net of accumulated depreciation of $87,074 and $76,421	183,939	135,591
Operating lease right-of-use assets	24,475	18,961
Equity and other investments	16,035	14,600
Goodwill	119,329	119,220
Intangible assets, net	23,968	27,597
Other long-term assets	38,234	36,460

Total assets	$562,624	$512,163

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,250	$21,996
Short-term debt	0	6,693
Current portion of long-term debt	2,999	2,249
Accrued compensation	10,579	12,564
Short-term income taxes	6,805	5,017
Short-term unearned revenue	44,636	57,582
Other current liabilities	22,937	19,185

Total current liabilities	114,206	125,286
Long-term debt	39,882	42,688
Long-term income taxes	25,061	27,931
Long-term unearned revenue	2,840	2,602
Deferred income taxes	2,522	2,618
Operating lease liabilities	17,686	15,497
Other long-term liabilities	38,536	27,064

Total liabilities	240,733	243,686

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,434 and 7,434	106,965	100,923
Retained earnings	219,759	173,144
Accumulated other comprehensive loss	(4,833)	(5,590)

Total stockholders’ equity	321,891	268,477

Total liabilities and stockholders’ equity	$562,624	$512,163

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Operations
Net income	$25,824	$21,939	$74,599	$66,100
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	8,740	6,027	22,950	15,907
Stock-based compensation expense	2,980	2,703	8,901	8,038
Net recognized losses (gains) on investments and derivatives	(298)	49	553	261
Deferred income taxes	(2,244)	(1,323)	(4,835)	(3,593)
Changes in operating assets and liabilities:
Accounts receivable	(2,461)	(2,028)	5,598	6,055
Inventories	52	260	390	1,229
Other current assets	1,076	951	642	880
Other long-term assets	(518)	(2,137)	(3,368)	(5,577)
Accounts payable	1,179	648	1,221	(659)
Unearned revenue	(1,032)	(645)	(12,923)	(10,309)
Income taxes	1,298	2,622	(1,081)	2,493
Other current liabilities	2,839	2,803	576	215
Other long-term liabilities	(391)	48	292	313

Net cash from operations	37,044	31,917	93,515	81,353

Financing
Proceeds from issuance (repayments) of debt, maturities of 90 days or less, net	0	(3,810)	(5,746)	6,392
Proceeds from issuance of debt	0	6,352	0	24,198
Repayments of debt	(2,250)	(11,589)	(3,216)	(16,005)
Common stock issued	546	522	1,508	1,468
Common stock repurchased	(4,781)	(4,213)	(13,874)	(13,044)
Common stock cash dividends paid	(6,169)	(5,572)	(17,913)	(16,197)
Other, net	(382)	(498)	(1,614)	(1,006)

Net cash used in financing	(13,036)	(18,808)	(40,855)	(14,194)

Investing
Additions to property and equipment	(16,745)	(10,952)	(47,472)	(30,604)
Acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets	(981)	(1,575)	(4,235)	(67,790)
Purchases of investments	(4,474)	(2,183)	(8,144)	(14,901)
Maturities of investments	6,721	3,350	11,461	23,218
Sales of investments	2,161	1,941	6,688	8,871
Other, net	604	(1,281)	(325)	(916)

Net cash used in investing	(12,714)	(10,700)	(42,027)	(82,122)

Effect of foreign exchange rates on cash and cash equivalents	52	(80)	(120)	(107)

Net change in cash and cash equivalents	11,346	2,329	10,513	(15,070)
Cash and cash equivalents, beginning of period	17,482	17,305	18,315	34,704

Cash and cash equivalents, end of period	$28,828	$19,634	$28,828	$19,634

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Common stock and paid-in capital
Balance, beginning of period	$104,829	$97,480	$100,923	$93,718
Common stock issued	546	522	1,508	1,468
Common stock repurchased	(1,390)	(1,512)	(4,366)	(4,213)
Stock-based compensation expense	2,980	2,703	8,901	8,038
Other, net	0	0	(1)	182

Balance, end of period	106,965	99,193	106,965	99,193

Retained earnings
Balance, beginning of period	203,482	145,737	173,144	118,848
Net income	25,824	21,939	74,599	66,100
Common stock cash dividends	(6,168)	(5,573)	(18,508)	(16,718)
Common stock repurchased	(3,379)	(2,709)	(9,476)	(8,836)

Balance, end of period	219,759	159,394	219,759	159,394

Accumulated other comprehensive loss
Balance, beginning of period	(5,616)	(4,949)	(5,590)	(6,343)
Other comprehensive income (loss)	783	(486)	757	908

Balance, end of period	(4,833)	(5,435)	(4,833)	(5,435)

Total stockholders’ equity	$321,891	$253,152	$321,891	$253,152

Cash dividends declared per common share	$0.83	$0.75	$2.49	$2.25

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

Contract Balances and Other Receivables

As of both March 31, 2025 and June 30, 2024, long-term accounts receivable, net of allowance for doubtful accounts, was $4.9 billion and is included in other long-term assets in our consolidated balance sheets.

As of March 31, 2025 and June 30, 2024, other receivables related to activities to facilitate the purchase of server components were $10.8 billion and $10.5 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of March 31, 2025 and June 30, 2024, our financing receivables, net were $2.6 billion and $4.5 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance to cover expected losses based on troubled accounts, historical experience, and other currently available evidence.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Net income available for common shareholders (A)	$25,824	$21,939	$74,599	$66,100

Weighted average outstanding shares of common stock (B)	7,434	7,431	7,434	7,431
Dilutive effect of stock-based awards	27	41	32	36

Common stock and common stock equivalents (C)	7,461	7,472	7,466	7,467

Earnings Per Share

Basic (A/B)	$3.47	$2.95	$10.03	$8.90
Diluted (A/C)	$3.46	$2.94	$9.99	$8.85

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Interest and dividends income	$597	$619	$1,878	$2,519
Interest expense	(594)	(800)	(1,770)	(2,234)
Net recognized gains (losses) on investments	111	(25)	(286)	(63)
Net gains (losses) on derivatives	187	(24)	(267)	(198)
Net gains (losses) on foreign currency remeasurements	89	(138)	112	(203)
Other, net	(1,013)	(486)	(2,861)	(792)

Total	$(623)	$(854)	$(3,194)	$(971)

Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Realized gains from sales of available-for-sale securities	$8	$8	$25	$14
Realized losses from sales of available-for-sale securities	(17)	(24)	(51)	(78)
Impairments and allowance for credit losses	3	3	1	15

Total	$(6)	$(13)	$(25)	$(49)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Net realized gains on investments sold	$9	$15	$66	$29
Net unrealized gains (losses) on investments still held	135	(7)	572	156
Impairments of investments	(27)	(20)	(899)	(199)

Total	$117	$(12)	$(261)	$(14)

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$11,101	$0	$0	$11,101	$11,002	$99	$0
Certificates of deposit	Level 2	3,517	0	0	3,517	3,473	44	0
U.S. government securities	Level 1	42,349	7	(1,747)	40,609	858	39,751	0
U.S. agency securities	Level 2	1,953	0	0	1,953	1,944	9	0
Foreign government bonds	Level 2	321	6	(13)	314	1	313	0
Mortgage- and asset-backed securities	Level 2	1,610	6	(27)	1,589	0	1,589	0
Corporate notes and bonds	Level 2	8,637	62	(139)	8,560	0	8,560	0
Corporate notes and bonds	Level 3	2,410	0	(12)	2,398	0	123	2,275
Municipal securities	Level 2	216	1	(9)	208	0	208	0
Municipal securities	Level 3	104	0	(16)	88	0	88	0

Total debt investments		$72,218	$82	$(1,963)	$70,337	$17,278	$50,784	$2,275

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,427	$870	$0	$3,557
Equity investments	Other				9,930	0	0	9,930

Total equity investments					$14,357	$870	$0	$13,487

Cash					$10,680	$10,680	$0	$0
Derivatives, net (a)					279	0	6	273

Total					$95,653	$28,828	$50,790	$16,035

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,666	$0	$0	$4,666	$4,666	$0	$0
Certificates of deposit	Level 2	1,547	0	0	1,547	1,503	44	0
U.S. government securities	Level 1	49,603	4	(2,948)	46,659	14	46,645	0
U.S. agency securities	Level 2	17	0	0	17	0	17	0
Foreign government bonds	Level 2	319	3	(16)	306	0	306	0
Mortgage- and asset-backed securities	Level 2	944	3	(35)	912	0	912	0
Corporate notes and bonds	Level 2	9,106	28	(318)	8,816	0	8,816	0
Corporate notes and bonds	Level 3	1,641	0	(1)	1,640	0	140	1,500
Municipal securities	Level 2	262	0	(13)	249	0	249	0
Municipal securities	Level 3	104	0	(17)	87	0	87	0

Total debt investments		$68,209	$38	$(3,348)	$64,899	$6,183	$57,216	$1,500

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,547	$561	$0	$2,986
Equity investments	Other				10,114	0	0	10,114

Total equity investments					$13,661	$561	$0	$13,100

Cash					$11,571	$11,571	$0	$0
Derivatives, net (a)					12	0	12	0

Total					$90,143	$18,315	$57,228	$14,600

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2025 and June 30, 2024, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $2.9 billion and $3.9 billion, respectively, and equity investments measured using the equity method were $6.8 billion and $6.0 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2025

U.S. government and agency securities	$492	$(50)	$38,754	$(1,697)	$39,246	$(1,747)
Foreign government bonds	66	(3)	127	(10)	193	(13)
Mortgage- and asset-backed securities	649	(3)	227	(24)	876	(27)
Corporate notes and bonds	1,720	(14)	3,629	(137)	5,349	(151)
Municipal securities	0	0	212	(25)	212	(25)

Total	$2,927	$(70)	$42,949	$(1,893)	$45,876	$(1,963)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2024

U.S. government and agency securities	$529	$(12)	$45,821	$(2,936)	$46,350	$(2,948)
Foreign government bonds	79	(2)	180	(14)	259	(16)
Mortgage- and asset-backed securities	201	(1)	409	(34)	610	(35)
Corporate notes and bonds	1,310	(9)	5,779	(310)	7,089	(319)
Municipal securities	38	(1)	243	(29)	281	(30)

Total	$2,157	$(25)	$52,432	$(3,323)	$54,589	$(3,348)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of March 31, 2025:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

March 31, 2025

Due in one year or less	$31,746	$31,609
Due after one year through five years	32,127	30,870
Due after five years through 10 years	6,919	6,530
Due after 10 years	1,426	1,328

Total	$72,218	$70,337

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2025, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	March 31, 2025	June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,151	1,100

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	9,641	7,167
Foreign exchange contracts sold	34,881	31,793
Equity contracts purchased	5,100	4,016
Equity contracts sold	2,170	2,165
Other contracts purchased	2,693	2,113
Other contracts sold	1,195	811

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	March 31, 2025		June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts	$26	$(80)	$24	$(76)
Interest rate contracts	5	0	19	0

Not Designated as Hedging Instruments

Foreign exchange contracts	224	(751)	213	(230)
Equity contracts	282	(1,085)	63	(491)
Other contracts	13	(4)	12	(3)

Gross amounts of derivatives	550	(1,920)	331	(800)
Gross amounts of derivatives offset in the balance sheets	(142)	145	(151)	152
Cash collateral received	0	(126)	0	(104)

Net amounts of derivatives	$408	$(1,901)	$180	$(752)

Reported as

Short-term investments	$6	$0	$12	$0
Other current assets	124	0	149	0
Equity and other investments	273	0	0	0
Other long-term assets	5	0	19	0
Other current liabilities	0	(1,730)	0	(401)
Other long-term liabilities	0	(171)	0	(351)

Total	$408	$(1,901)	$180	$(752)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $259 million and $1.9 billion, respectively, as of March 31, 2025, and $304 million and $800 million, respectively, as of June 30, 2024.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2025

Derivative assets	$0	$267	$283	$550
Derivative liabilities	0	(1,920)	0	(1,920)

June 30, 2024

Derivative assets	0	327	4	331
Derivative liabilities	(1)	(799)	0	(800)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$3	$(21)	$5	$(15)
Hedged items	(12)	10	(36)	(21)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	50	(37)	(7)	(32)

Not Designated as Hedging Instruments

Foreign exchange contracts	(372)	299	383	171
Equity contracts	176	(22)	(283)	(196)
Other contracts	18	(8)	16	(5)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$20	$(19)	$(1)	$3

NOTE 6 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2025	June 30, 2024

Raw materials	$327	$394
Work in process	13	7
Finished goods	508	845

Total	$848	$1,246

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

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2022:

(In millions, except per share amounts)	Three Months Ended March 31,	Nine Months Ended March 31,

	2024	2024

Revenue	$61,856	$182,717
Net income	21,931	66,278
Diluted earnings per share	2.94	8.88

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2024	Acquisitions	Other	March 31, 2025

Productivity and Business Processes	$31,361	$0	$20	$31,381
Intelligent Cloud	25,648	0	7	25,655
More Personal Computing	62,211	0	82	62,293

Total	$119,220	$0	$109	$119,329

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

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2025			June 30, 2024

Marketing-related	$16,503	$(3,703)	$12,800	$16,500	$(3,101)	$13,399
Technology-based	22,437	(13,813)	8,624	21,913	(10,741)	11,172
Customer-related	4,382	(2,001)	2,381	6,038	(3,051)	2,987
Contract-based	193	(30)	163	58	(19)	39

Total	$43,515	$(19,547)	$23,968	$44,509	$(16,912)	$27,597

Intangible assets amortization expense was $1.5 billion and $4.5 billion for the three and nine months ended March 31, 2025, respectively, and $1.4 billion and $3.4 billion for the three and nine months ended March 31, 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2025:

(In millions)

Year Ending June 30,

2025 (excluding the nine months ended March 31, 2025)	$1,525
2026	4,582
2027	2,866
2028	2,007
2029	1,834
Thereafter	11,154

Total	$23,968

PART I

Item 1

NOTE 10 — DEBT

Short-term Debt

As of March 31, 2025, we had no commercial paper issued or outstanding. As of June 30, 2024, we had $6.7 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.4% and maturities ranging from 28 days to 152 days. The estimated fair value of this commercial paper approximates its carrying value.

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			March 31, 2025	June 30, 2024

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,484	2,465
2015 issuance of $23.8 billion	2025	–	2055	3.13%	–	4.75%	3.18%	–	4.78%	7,555	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										48,990	51,221
Unamortized discount and issuance costs										(1,171)	(1,227)
Hedge fair value adjustments (a)										(45)	(81)
Premium on debt exchange										(4,893)	(4,976)

Total debt										42,881	44,937
Current portion of long-term debt										(2,999)	(2,249)

Long-term debt										$39,882	$42,688

(a) Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of March 31, 2025 and June 30, 2024, the estimated fair value of long-term debt, including the current portion, was $40.2 billion and $42.3 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2025:

(In millions)

Year Ending June 30,

2025 (excluding the nine months ended March 31, 2025)	$0
2026	3,000
2027	9,250
2028	0
2029	1,890
Thereafter	34,850

Total	$48,990

PART I

Item 1

NOTE 11 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% for both the three months ended March 31, 2025 and 2024, and 18% for both the nine months ended March 31, 2025 and 2024. Our effective tax rate for the three months ended March 31, 2025 was primarily impacted by changes in the mix of our earnings and tax expenses between the U.S. and foreign countries. Our effective tax rate for the nine months ended March 31, 2025 was primarily impacted by tax benefits from tax law changes in the prior fiscal year, including the delay of the effective date of final foreign tax credit regulations, and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2025, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of March 31, 2025 and June 30, 2024, unrecognized tax benefits and other income tax liabilities were $26.4 billion and $24.9 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of March 31, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2024, some of which are currently under audit by local tax authorities. The resolution of each of these audits is not expected to be material to our consolidated financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2025	June 30, 2024

Productivity and Business Processes	$34,244	$43,599
Intelligent Cloud	10,240	13,683
More Personal Computing	2,992	2,902

Total	$47,476	$60,184

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2025

Balance, beginning of period	$60,184
Deferral of revenue	118,709
Recognition of unearned revenue	(131,417)

Balance, end of period	$47,476

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $321 billion as of March 31, 2025, of which $315 billion is related to the commercial portion of revenue. We expect to recognize approximately 40% of our total company remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Operating lease cost	$1,476	$882	$3,929	$2,473

Finance lease cost:
Amortization of right-of-use assets	$900	$453	$2,426	$1,241
Interest on lease liabilities	374	190	986	507

Total finance lease cost	$1,274	$643	$3,412	$1,748

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$955	$836	$3,124	$2,433
Operating cash flows from finance leases	344	190	938	507
Financing cash flows from finance leases	352	323	1,634	896

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,918	1,831	6,909	4,482
Finance leases	3,241	3,421	14,008	6,921

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2025	June 30, 2024

Operating Leases

Operating lease right-of-use assets	$24,475	$18,961

Other current liabilities	$5,238	$3,580
Operating lease liabilities	17,686	15,497

Total operating lease liabilities	$22,924	$19,077

Finance Leases

Property and equipment, at cost	$46,275	$32,248
Accumulated depreciation	(8,650)	(6,386)

Property and equipment, net	$37,625	$25,862

Other current liabilities	$2,889	$2,349
Other long-term liabilities	36,325	24,796

Total finance lease liabilities	$39,214	$27,145

Weighted Average Remaining Lease Term

Operating leases	6 years	7 years
Finance leases	12 years	12 years

Weighted Average Discount Rate

Operating leases	3.5%	3.3%
Finance leases	4.1%	3.9%

The following table outlines maturities of our lease liabilities as of March 31, 2025:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2025 (excluding the nine months ended March 31, 2025)	$1,709	$1,065
2026	5,700	4,465
2027	4,823	4,507
2028	3,286	4,509
2029	2,287	3,866
Thereafter	7,728	32,307

Total lease payments	25,533	50,719
Less imputed interest	(2,609)	(11,505)

Total	$22,924	$39,214

As of March 31, 2025, we had additional operating and finance leases, primarily for datacenters, that had not yet commenced of $4.4 billion and $94.8 billion, respectively. These operating and finance leases will commence between fiscal year 2025 and fiscal year 2030 with lease terms of 1 year to 20 years.

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

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In October 2024, the IDPC provided LinkedIn with a final decision alleging GDPR violations and assessing a fine. In November 2024, LinkedIn appealed the final decision to the Irish courts, and the next hearing is scheduled for May 2025.

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

As of March 31, 2025, we accrued aggregate legal liabilities of $530 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $800 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021, has no expiration date, and may be terminated at any time. As of March 31, 2025, $549 million remained of this $60.0 billion share repurchase program.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2025		2024

First Quarter	7	$2,800	11	$3,560
Second Quarter	8	3,500	7	2,800
Third Quarter	8	3,500	7	2,800

Total	23	$9,800	25	$9,160

All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.3 billion and $4.1 billion for the three and nine months ended March 31, 2025, respectively, and $1.4 billion and $3.9 billion for the three and nine months ended March 31, 2024, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2025				(In millions)

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,170
December 3, 2024	February 20, 2025	March 13, 2025	0.83	6,169
March 11, 2025	May 15, 2025	June 12, 2025	0.83	6,170

Total			$2.49	$18,509

Fiscal Year 2024

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,574
November 28, 2023	February 15, 2024	March 14, 2024	0.75	5,573
March 12, 2024	May 16, 2024	June 13, 2024	0.75	5,574

Total			$2.25	$16,721

The dividend declared on March 11, 2025 was included in other current liabilities as of March 31, 2025.

PART I

Item 1

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Derivatives

Balance, beginning of period	$21	$(9)	$(3)	$(27)
Unrealized gains (losses), net of tax of $5, $(5), $(1), and $1	20	(19)	(1)	3

Reclassification adjustments for (gains) losses included in other income (expense), net	(50)	37	7	32
Tax expense (benefit) included in provision for income taxes	10	(8)	(2)	(7)

Amounts reclassified from accumulated other comprehensive loss	(40)	29	5	25

Net change related to derivatives, net of tax of $(5), $3, $1, and $8	(20)	10	4	28

Balance, end of period	$1	$1	$1	$1

Investments

Balance, beginning of period	$(1,945)	$(2,511)	$(2,625)	$(3,582)
Unrealized gains (losses), net of tax of $118, $(56), $294, and $221	445	(212)	1,110	830

Reclassification adjustments for losses included in other income (expense), net	6	13	25	49
Tax benefit included in provision for income taxes	(1)	(3)	(5)	(10)

Amounts reclassified from accumulated other comprehensive loss	5	10	20	39

Net change related to investments, net of tax of $119, $(53), $299, and $231	450	(202)	1,130	869

Balance, end of period	$(1,495)	$(2,713)	$(1,495)	$(2,713)

Translation Adjustments and Other

Balance, beginning of period	$(3,692)	$(2,429)	$(2,962)	$(2,734)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	353	(294)	(377)	11

Balance, end of period	$(3,339)	$(2,723)	$(3,339)	$(2,723)

Accumulated other comprehensive loss, end of period	$(4,833)	$(5,435)	$(4,833)	$(5,435)

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

Segment revenue and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Revenue

Productivity and Business Processes	$29,944	$27,113	$87,698	$78,193
Intelligent Cloud	26,751	22,141	76,387	63,679
More Personal Computing	13,371	12,604	41,198	38,523

Total	$70,066	$61,858	$205,283	$180,395

Operating Income

Productivity and Business Processes	$17,379	$15,143	$50,780	$43,955
Intelligent Cloud	11,095	9,515	32,449	27,978
More Personal Computing	3,526	2,923	10,976	9,575

Total	$32,000	$27,581	$94,205	$81,508

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2025 or 2024. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

United States (a)	$36,084	$31,437	$105,534	$92,544
Other countries	33,982	30,421	99,749	87,851

Total	$70,066	$61,858	$205,283	$180,395

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Server products and cloud services	$24,761	$20,266	$70,557	$57,925
Microsoft 365 Commercial products and cloud services	21,883	19,712	63,449	56,077
Gaming	5,721	5,451	17,923	16,481
LinkedIn	4,311	4,013	13,190	12,121
Windows and Devices	4,144	4,098	12,985	12,801
Search and news advertising	3,504	3,055	10,287	9,241
Enterprise and partner services	1,946	1,861	5,766	5,722
Dynamics products and cloud services	1,929	1,740	5,691	5,025
Microsoft 365 Consumer products and cloud services	1,821	1,648	5,369	4,970
Other	46	14	66	32

Total	$70,066	$61,858	$205,283	$180,395

PART I

Item 1

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $42.4 billion and $122.2 billion for the three and nine months ended March 31, 2025, respectively, and $35.2 billion and $100.8 billion for the three and nine months ended March 31, 2024, respectively. These amounts are included in Microsoft 365 Commercial products and cloud services, Server products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of March 31, 2025, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 30, 2025

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

Highlights from the third quarter of fiscal year 2025 compared with the third quarter of fiscal year 2024 included:

•
Microsoft Cloud revenue increased 20% to $42.4 billion.
•
Microsoft 365 Commercial products and cloud services revenue increased 11% driven by Microsoft 365 Commercial cloud revenue growth of 12%.
•
Microsoft 365 Consumer products and cloud services revenue increased 10% driven by Microsoft 365 Consumer cloud revenue growth of 10%.
•
LinkedIn revenue increased 7%.
•
Dynamics products and cloud services revenue increased 11% driven by Dynamics 365 revenue growth of 16%.
•
Server products and cloud services revenue increased 22% driven by Azure and other cloud services revenue growth of 33%.
•
Windows OEM and Devices revenue increased 3%.
•
Xbox content and services revenue increased 8%.
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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies decreased reported revenue and expenses from our international operations for the three months ended March 31, 2025, and did not have a material impact on reported revenue and expenses from our international operations for the nine months ended March 31, 2025.

Further, global, regional, and local economic developments and changes in global trade policies such as restrictions on international trade, including tariffs and other controls on imports or exports, could result in increased supply chain challenges, cost volatility, and consumer and economic uncertainty which may adversely affect our results of operations.

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

PART I

Item 2

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2025	2024		2025	2024

Revenue	$70,066	$61,858	13%	$205,283	$180,395	14%
Gross margin	48,147	43,353	11%	141,466	125,965	12%
Operating income	32,000	27,581	16%	94,205	81,508	16%
Net income	25,824	21,939	18%	74,599	66,100	13%
Diluted earnings per share	3.46	2.94	18%	9.99	8.85	13%

PART I

Item 2

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Revenue increased $8.2 billion or 13% with growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue increased driven by Search and news advertising.

Cost of revenue increased $3.4 billion or 18% driven by growth in Microsoft Cloud.

Gross margin increased $4.8 billion or 11% with growth across each of our segments.

•
Gross margin percentage decreased driven by Intelligent Cloud.
•
Microsoft Cloud gross margin percentage decreased to 69% driven by the impact of scaling our AI infrastructure.

Operating expenses increased $375 million or 2% driven by investments in cloud and AI engineering.

Operating income increased $4.4 billion or 16% with growth across each of our segments.

Revenue, gross margin, and operating income included an unfavorable foreign currency impact of 2%, 2%, and 3%, respectively. Cost of goods sold included a favorable foreign currency impact of 2%.

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

Revenue increased $24.9 billion or 14% with growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue increased driven by Gaming and Search and news advertising.

Cost of revenue increased $9.4 billion or 17% driven by growth in Microsoft Cloud.

Gross margin increased $15.5 billion or 12% with growth across each of our segments.

•
Gross margin percentage decreased slightly driven by Intelligent Cloud, offset in part by More Personal Computing.
•
Microsoft Cloud gross margin percentage decreased to 70% driven by the impact of scaling our AI infrastructure.

Operating expenses increased $2.8 billion or 6% driven by investments in cloud and AI engineering and the impact of the Activision Blizzard acquisition.

Operating income increased $12.7 billion or 16% with growth across each of our segments.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2025	2024		2025	2024

Revenue

Productivity and Business Processes	$29,944	$27,113	10%	$87,698	$78,193	12%
Intelligent Cloud	26,751	22,141	21%	76,387	63,679	20%
More Personal Computing	13,371	12,604	6%	41,198	38,523	7%

Total	$70,066	$61,858	13%	$205,283	$180,395	14%

Operating Income

Productivity and Business Processes	$17,379	$15,143	15%	$50,780	$43,955	16%
Intelligent Cloud	11,095	9,515	17%	32,449	27,978	16%
More Personal Computing	3,526	2,923	21%	10,976	9,575	15%

Total	$32,000	$27,581	16%	$94,205	$81,508	16%

PART I

Item 2

Reportable Segments

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Productivity and Business Processes

Revenue increased $2.8 billion or 10%.

•
Microsoft 365 Commercial products and cloud services revenue increased $2.2 billion or 11%. Microsoft 365 Commercial cloud revenue grew 12% with Microsoft 365 Commercial seat growth of 7% driven by small and medium business and frontline worker offerings, as well as growth in revenue per user. Microsoft 365 Commercial products revenue grew 5% driven by the Windows Commercial on-premises components of Microsoft 365 suite sales and an increase in Office transactional purchasing.
•
Microsoft 365 Consumer products and cloud services revenue increased $173 million or 10%. Microsoft 365 Consumer cloud revenue grew 10% driven by Microsoft 365 Consumer subscriber growth of 9% to 87.7 million, as well as growth in revenue per user from the price increase announced in January 2025, offset in part by continued mix shift to Microsoft 365 Basic.
•
LinkedIn revenue increased $298 million or 7% with growth across all lines of business.
•
Dynamics products and cloud services revenue increased $189 million or 11% driven by growth in Dynamics 365, offset in part by a decline in Dynamics on-premises products. Dynamics 365 revenue grew 16% with growth across all workloads.

Operating income increased $2.2 billion or 15%.

•
Gross margin increased $2.3 billion or 10% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage was relatively unchanged inclusive of the impact of scaling our AI infrastructure.
•
Operating expenses increased $53 million or 1% primarily driven by investments in cloud and AI engineering.

Revenue, gross margin, and operating income each included an unfavorable foreign currency impact of 3%.

Intelligent Cloud

Revenue increased $4.6 billion or 21%.

•
Server products and cloud services revenue increased $4.5 billion or 22% driven by Azure and other cloud services. Azure and other cloud services revenue grew 33% driven by demand for our portfolio of services, including 16 points from our AI services. Server products revenue decreased 6% primarily driven by a decrease in transactional purchasing with continued customer shift to cloud offerings.
•
Enterprise and partner services revenue increased $85 million or 5% driven by growth in Enterprise Support Services, offset in part by a decline in Industry Solutions.

Operating income increased $1.6 billion or 17%.

•
Gross margin increased $1.9 billion or 13% driven by growth in Azure. Gross margin percentage decreased driven by the impact of scaling our AI infrastructure.
•
Operating expenses increased $302 million or 6% driven by investments in cloud and AI engineering.

More Personal Computing

Revenue increased $767 million or 6%.

•
Windows and Devices revenue increased $46 million or 1%. Windows OEM and Devices revenue increased 3% driven by growth in Windows OEM, with inventory levels remaining elevated due to tariff uncertainty.
•
Gaming revenue increased $270 million or 5% driven by growth in Xbox content and services. Xbox content and services revenue increased 8% driven by growth in Xbox Game Pass, Call of Duty, and Minecraft. Xbox hardware revenue decreased 6%.

PART I

Item 2

•
Search and news advertising revenue increased $449 million or 15%. Search and news advertising revenue excluding traffic acquisition costs increased 21% driven by higher revenue per search and higher search volume.

Operating income increased $603 million or 21%.

•
Gross margin increased $623 million or 9% driven by growth in Search and news advertising and Gaming. Gross margin percentage increased driven by improvement in Search and news advertising and Gaming.
•
Operating expenses increased $20 million or 1%.

Gross margin and operating income both included an unfavorable foreign currency impact of 2%.

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

Productivity and Business Processes

Revenue increased $9.5 billion or 12%.

•
Microsoft 365 Commercial products and cloud services revenue increased $7.4 billion or 13%. Microsoft 365 Commercial cloud revenue grew 14% driven by seat growth and growth in revenue per user. Microsoft 365 Commercial products revenue grew 7% driven by the Windows Commercial on-premises components of Microsoft 365 suite sales and an increase in Office transactional purchasing.
•
Microsoft 365 Consumer products and cloud services revenue increased $399 million or 8%. Microsoft 365 Consumer cloud revenue grew 8% with continued growth in Microsoft 365 Consumer subscribers.
•
LinkedIn revenue increased $1.1 billion or 9% with growth across all lines of business.
•
Dynamics products and cloud services revenue increased $666 million or 13% driven by growth in Dynamics 365, offset in part by a decline in Dynamics on-premises products. Dynamics 365 revenue grew 18% with growth across all workloads.

Operating income increased $6.8 billion or 16%.

•
Gross margin increased $7.4 billion or 12% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage decreased slightly driven by the impact of scaling our AI infrastructure.
•
Operating expenses increased $544 million or 3% driven by investments in cloud and AI engineering and commercial sales.

Intelligent Cloud

Revenue increased $12.7 billion or 20%.

•
Server products and cloud services revenue increased $12.6 billion or 22% driven by Azure and other cloud services. Azure and other cloud services revenue grew 32% driven by demand for our portfolio of services, including 14 points from our AI services. Server products revenue decreased 4% driven by a decrease in transactional purchasing.
•
Enterprise and partner services revenue increased slightly driven by growth in Enterprise Support Services, offset in part by a decline in Industry Solutions.

Operating income increased $4.5 billion or 16%.

•
Gross margin increased $5.6 billion or 13% driven by growth in Azure. Gross margin percentage decreased driven by the impact of scaling our AI infrastructure.
•
Operating expenses increased $1.2 billion or 8% driven by investments in cloud and AI engineering.

More Personal Computing

Revenue increased $2.7 billion or 7%.

•
Windows and Devices revenue increased $184 million or 1%. Windows OEM and Devices revenue increased 3% driven by growth in Windows OEM, offset in part by a decline in Devices.

PART I

Item 2

•
Gaming revenue increased $1.4 billion or 9% driven by growth in Xbox content and services, offset in part by a decline in Xbox hardware. Xbox content and services revenue increased 18% driven by the impact of the Activision Blizzard acquisition and Xbox Game Pass. Xbox hardware revenue decreased 26% driven by lower volume of consoles sold.
•
Search and news advertising revenue increased $1.0 billion or 11%. Search and news advertising revenue excluding traffic acquisition costs increased 20% driven by higher search volume and higher revenue per search.

Operating income increased $1.4 billion or 15%.

•
Gross margin increased $2.5 billion or 13% driven by growth in Gaming, including the impact of the Activision Blizzard acquisition, and Search and news advertising. Gross margin percentage increased driven by sales mix shift to higher margin businesses and improvement in Search and news advertising and Gaming.
•
Operating expenses increased $1.1 billion or 11% driven by the impact of the Activision Blizzard acquisition.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2025	2024		2025	2024

Research and development	$8,198	$7,653	7%	$23,659	$21,454	10%
As a percent of revenue	12%	12%	0ppt	12%	12%	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include technology development costs, including AI training and other infrastructure costs, third-party development and programming costs, and the amortization of purchased software code and services content.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Research and development expenses increased $545 million or 7% driven by investments in cloud and AI engineering.

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

Research and development expenses increased $2.2 billion or 10% driven by investments in cloud and AI engineering and the impact of the Activision Blizzard acquisition.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2025	2024		2025	2024

Sales and marketing	$6,212	$6,207	0%	$18,369	$17,640	4%
As a percent of revenue	9%	10%	(1)ppt	9%	10%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Sales and marketing expenses were relatively unchanged.

PART I

Item 2

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

Sales and marketing expenses increased $729 million or 4% driven by the impact of the Activision Blizzard acquisition and investments in commercial sales.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2025	2024		2025	2024

General and administrative	$1,737	$1,912	(9)%	$5,233	$5,363	(2)%
As a percent of revenue	2%	3%	(1)ppt	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

General and administrative expenses decreased $175 million or 9% primarily driven by Gaming.

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

General and administrative expenses decreased $130 million or 2% primarily driven by Gaming, offset in part by investments in corporate functions.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024

Interest and dividends income	$597	$619	$1,878	$2,519
Interest expense	(594)	(800)	(1,770)	(2,234)
Net recognized gains (losses) on investments	111	(25)	(286)	(63)
Net gains (losses) on derivatives	187	(24)	(267)	(198)
Net gains (losses) on foreign currency remeasurements	89	(138)	112	(203)
Other, net	(1,013)	(486)	(2,861)	(792)

Total	$(623)	$(854)	$(3,194)	$(971)

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Interest and dividends income decreased primarily due to lower portfolio balances. Interest expense decreased primarily due to maturities of commercial paper, offset in part by higher finance lease interest expense. Net recognized gains on investments increased primarily due to higher gains on equity investments in the current period. Net gains on derivatives increased primarily due to gains on equity derivatives in the current period as compared to losses in the prior period. Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

PART I

Item 2

Nine Months Ended March 31, 2025 Compared with Nine Months Ended March 31, 2024

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

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 18% for both the three months ended March 31, 2025 and 2024, and 18% for both the nine months ended March 31, 2025 and 2024. Our effective tax rate for the three months ended March 31, 2025 was primarily impacted by changes in the mix of our earnings and tax expenses between the U.S. and foreign countries. Our effective tax rate for the nine months ended March 31, 2025 was primarily impacted by tax benefits from tax law changes in the prior fiscal year, including the delay of the effective date of final foreign tax credit regulations, and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2025, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

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

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of March 31, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $79.6 billion and $75.5 billion as of March 31, 2025 and June 30, 2024, respectively. Equity and other investments were $16.0 billion and $14.6 billion as of March 31, 2025 and June 30, 2024, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $12.2 billion to $93.5 billion for the nine months ended March 31, 2025, primarily due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees and cash used to pay income taxes. Cash used in financing increased $26.7 billion to $40.9 billion for the nine months ended March 31, 2025, primarily due to $9.0 billion in cash used for repayments of debt, net of proceeds in the current period compared to $14.6 billion in proceeds from the issuance of debt, net of repayments in the prior period. Cash used in investing decreased $40.1 billion to $42.0 billion for the nine months ended March 31, 2025, primarily due to a $63.6 billion decrease in cash used for acquisitions of companies, net of cash acquired and divestitures, and purchases of intangible and other assets, offset in part by a $16.9 billion increase in additions to property and equipment and a $7.2 billion decrease in cash from net investment purchases, sales, and maturities.

PART I

Item 2

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

The following table outlines the expected future recognition of unearned revenue as of March 31, 2025:

(In millions)

Three Months Ending

June 30, 2025	$21,566
September 30, 2025	11,722
December 31, 2025	8,394
March 31, 2026	2,954
Thereafter	2,840

Total	$47,476

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

Material Cash Requirements and Other Obligations

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of March 31, 2025, our eighth transition tax installment of $4.4 billion is short-term and payable in the first quarter of fiscal year 2026.

Share Repurchases

For the nine months ended March 31, 2025 and 2024, we repurchased 23 million shares and 25 million shares of our common stock for $9.8 billion and $9.2 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of March 31, 2025, $549 million remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Dividends

For the nine months ended March 31, 2025 and 2024, our Board of Directors declared dividends totaling $18.5 billion and $16.7 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2025	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(10,372)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(21)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,045)	Fair Value
Credit	100 basis point increase in credit spreads	(333)	Fair Value
Equity	10% decrease in equity market prices	(1,247)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our systems and data, including customer systems and data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information, and laws in foreign jurisdictions may compel actions by such parties against our interests and could limit our recourse. Malicious actors may employ the supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

PART II

Item 1A

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. Threat actors may also utilize emerging technologies, such as AI and machine learning. Our current capabilities may not detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems, as well as those of our partners and customers. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. As a result of these and other factors, we may not be able to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us, whose business is providing technology products and services to others. Threats to or attacks on our own infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. Customers using our cloud-based services rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our services and the protection of their data. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, as well as customers with sensitive data, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero-day”) vulnerabilities, such as the attack in early calendar year 2021 with several of our Exchange Server on-premises products. Vulnerabilities in these or any product can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. There may be vulnerabilities in open source software that may make our products susceptible to cyberattacks as we increasingly incorporate open source software into our products. Additionally, features that rely on generative AI may be susceptible to unanticipated security threats from adversaries as we add new generative AI features to our services while continuously developing our understanding of security risks and protection methods in the new field of generative AI.

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

Other digital safety abuses

Our consumer services as well as our enterprise services may be used to find, generate, store, or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. When discovered by users and others, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives have been enacted to make platforms responsible for preventing or eliminating harmful content online, and we expect this to continue. At the same time, regulations and other initiatives regarding freedom of expression may conflict with such content moderation regulations. Failure to comply with content requirements may subject us to enhanced regulatory oversight, civil or criminal liability, or reputational damage, which could adversely affect our business, financial condition, and results of operations.

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

Issues in the development, deployment, and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased or inaccurate information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain inputs and outputs may be required, including for agentic AI systems that can take actions autonomously. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts. These risks may arise from intellectual property, data privacy, and other claims related to AI training and output, new and proposed legislation and regulations, such as the European Union’s (“EU”) AI Act, and new applications of data protection, privacy, consumer protection, intellectual property, and other laws. Some AI scenarios present ethical issues or may have broad impacts on society. There is also rising divergence globally in how to address these issues and impacts, with the result that we will need to navigate a web of different obligations in different geographies. Finally, if we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, are contrary to our responsible AI policies and practices, or are otherwise controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected.

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

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. If our source code leaks, we might lose future trade secret protection for that code. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our results of operations. Unauthorized access to or disclosure of source code or other intellectual property also increases the security risks described elsewhere in these risk factors.

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

PART II

Item 1A

Abrupt political change, terrorist activity, and armed conflict, such as the ongoing conflict in Ukraine, pose economic and other risks, which may negatively impact our ability to sell to and collect from customers, increase our operating costs, or otherwise disrupt our operations in markets both directly and indirectly impacted by such events. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes may negatively affect our results of operations. Changes in geopolitical conditions also increase the security risks described elsewhere in these risk factors.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the third quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

January 1, 2025 – January 31, 2025	2,712,050	$427.65	2,712,050	$2,889
February 1, 2025 – February 28, 2025	2,814,771	408.03	2,814,771	1,741
March 1, 2025 – March 31, 2025	3,072,544	387.84	3,072,544	549

	8,599,365		8,599,365

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

March 11, 2025	May 15, 2025	June 12, 2025	$0.83	$6,170

We returned $9.7 billion to shareholders in the form of share repurchases and dividends in the third quarter of fiscal year 2025. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2025, the following Section 16 officers and directors adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•
Satya Nadella, our Chief Executive Officer and Chairman of the Board of Directors, adopted a new written 10b5-1 trading plan on March 7, 2025, during an open trading window. The plan’s maximum duration is until September 5, 2025. The first trade will not occur until September 2, 2025, at the earliest. Under the trading plan, Mr. Nadella will sell 80% of the net vested shares of our common stock upon the August 31, 2025 vest of a Performance Stock Award. The actual number of shares sold under the trading plan will depend upon achievement of previously disclosed performance metrics and a relative total shareholder return modifier applicable to the Performance Stock Award.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

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

April 30, 2025