Form 10-K
period 2025-06-30
MICROSOFT CORP
filed 2025-07-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2025

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

As of December 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.1 trillion based on the closing sale price as reported on the NASDAQ National Market System. As of July 24, 2025, there were 7,433,166,379 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 5, 2025 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2025

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

PART I

ITEM 1. BUSINESS

GENERAL

Microsoft is a technology company committed to making digital technology and artificial intelligence (“AI”) available broadly and doing so responsibly. Our mission is to empower every person and every organization on the planet to achieve more.

We develop and support a broad portfolio of technology solutions for individuals and businesses, focusing on secure, trusted, and innovative platforms and tools that meet evolving customer needs across cloud computing, productivity and collaboration, and personal computing. We strive to create opportunity, growth, and impact in every country around the world.

AI is fundamentally transforming productivity for every individual, organization, and industry. Microsoft's AI offerings span every layer of the technology stack, enabling transformative outcomes across sectors and unlocking opportunity for every country, community, and individual.

We believe AI should be as empowering as it is powerful, and we’re committed to designing and deploying AI responsibly with safety and security from the outset.

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

PART I

Item 1

The Microsoft Cloud provides integration across the technology stack while offering openness, improving time to value, reducing costs, and increasing agility. Our cloud business benefits from three economies of scale: datacenters that deploy computational resources at significantly lower cost per unit than smaller ones; datacenters that coordinate and aggregate diverse customer, geographic, and application demand patterns, improving the utilization of computing, storage, and network resources; and multi-tenancy locations that lower application maintenance labor costs.

We prioritize security above all else and we offer our customers integrated AI-driven products addressing security, compliance, identity, management, and privacy across customers’ multi-cloud, application, and device assets.

The Ambitions That Drive Us

To achieve our vision, our research and development efforts focus on three interconnected ambitions:

•
Reinvent productivity and business processes to help organizations and individuals work and collaborate more securely and efficiently.
•
Build the intelligent cloud and intelligent edge platform to provide a foundation for our customers’ digital workloads including hybrid consistency, developer productivity, data and AI capabilities, and trusted security and compliance.
•
Create more personal computing to enable users to interact with technology in more intuitive, engaging, and dynamic ways.

Our Future Opportunity

We are focused on helping customers use the breadth and depth of the Microsoft Cloud to get the most value out of their digital spend while leading the AI platform wave across our solution areas. We continue to develop complete, intelligent solutions for our customers that empower people to be productive and collaborate, while safeguarding businesses and simplifying IT management. Our goal is to lead the industry in several distinct areas of technology over the long term, which we expect will translate to sustained growth. We are investing significant resources in:

•
Transforming the workplace to deliver new, modern, modular business applications, drive deeper insights, and improve how people communicate, collaborate, learn, work, and interact with one another.
•
Building and running cloud-based services in ways that utilize ubiquitous computing to unleash new experiences and opportunities for businesses and individuals.
•
Applying AI and ambient intelligence to drive insights, revolutionize many types of work and business processes, and provide substantive productivity gains using Microsoft 365 Copilot and agents.
•
Providing training on generative AI and greater access to digital learning and resources through skilling programs and initiatives, grants, and LinkedIn learning pathways.
•
Inventing new gaming experiences that bring people together around their shared love for games on any device and pushing the boundaries of innovation with console and PC gaming.
•
Leveraging Windows to fuel our cloud business, grow our share of the PC market, and drive increased engagement with our services like Microsoft Edge, Bing, Copilot, Microsoft Teams, Microsoft 365 Consumer, Xbox Game Pass, and more.
•
Tackling security from all angles with our integrated, end-to-end solutions spanning security, compliance, identity, and management, across all clouds and platforms.

Our future growth depends on our ability to transcend current product category definitions, business models, and sales motions.

Commitment to Sustainability

Microsoft is committed to sustainability and our approach to addressing climate change starts with the sustainability of our own business. In 2020, we announced goals to become a carbon negative, water positive, and zero waste company by 2030. Since announcing these goals, we have made meaningful progress while having seen major changes in both the technology sector and in our understanding of what it will take to meet our goals. Progress toward these goals can be found in our annual Environmental Sustainability Report.

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

Additional information on our operating segments and geographic and product information is contained in Note 18 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•
Microsoft 365 Commercial products and cloud services, including Microsoft 365 Commercial cloud, comprising Microsoft 365 Commercial, Enterprise Mobility + Security, the cloud portion of Windows Commercial, the per-user portion of Power BI, Exchange, SharePoint, Microsoft Teams, Microsoft 365 Security and Compliance, and Microsoft 365 Copilot; and Microsoft 365 Commercial products, comprising Windows Commercial on-premises and Office licensed on-premises.
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

Microsoft 365 Commercial Products and Cloud Services

Microsoft 365 Commercial is an AI-powered business and productivity solutions platform that brings together Office, Windows, Microsoft 365 Copilot, and Enterprise Mobility + Security to help organizations empower their employees. Growth depends on our ability to reach new users in new markets such as frontline workers, small and medium businesses, and growth markets, as well as add AI-enabled tools, features, and agentic scenarios to our core product and service offerings across communication, collaboration, analytics, security, compliance, and other AI business productivity categories. Microsoft 365 Commercial revenue is mainly affected by a combination of continued installed base growth and average revenue per user expansion, as well as the continued shift from Office licensed on-premises to Microsoft 365.

Microsoft 365 Consumer Products and Cloud Services

Microsoft 365 Consumer is designed to increase personal productivity and creativity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set with new features including AI tools, and continue to expand our product and service offerings into new markets. Microsoft 365 Consumer cloud revenue and Office Consumer products revenue is mainly affected by the percentage of customers that buy Office with their new devices and the continued shift from Office licensed on-premises to Microsoft 365 Consumer subscriptions. Microsoft 365 Consumer cloud revenue is also affected by the demand for communication and storage through Outlook.com and OneDrive, which is largely driven by subscriptions and advertising.

PART I

Item 1

LinkedIn

LinkedIn connects the world’s professionals to make them more productive and successful and transforms the way companies hire, market, sell, and learn. In addition to LinkedIn’s free services, LinkedIn offers monetized solutions designed to offer AI-enabled insights and productivity: Talent Solutions, Marketing Solutions, Premium Subscriptions, and Sales Solutions. Growth will depend on our ability to increase LinkedIn member engagement on the platform and our ability to continue offering insight and AI-enabled services that provide value for our members and customers. LinkedIn revenue is mainly affected by demand from enterprises and professionals for subscriptions to Talent Solutions, Sales Solutions, and Premium Subscriptions offerings, as well as member engagement and the quality of the sponsored content delivered to those members to drive Marketing Solutions.

Dynamics Products and Cloud Services

Dynamics provides cloud-based and on-premises business solutions for financial management, enterprise resource planning (“ERP”), customer relationship management (“CRM”), and supply chain management, as well as agentic AI and other low code application development platforms, for small and medium businesses, large organizations, and divisions of global enterprises. Dynamics revenue is driven by the number of users licensed and applications consumed, expansion of average revenue per user, and the continued shift to Dynamics 365, a unified set of cloud-based intelligent business applications, including our low code development platforms, such as Power Apps and Power Automate.

Competition

Competitors to Office include software and global application vendors, web-based and mobile application companies, AI-first application companies, as well as local application developers. We compete by providing secure, integrated industry-specific, and easy-to-use productivity and collaboration tools and services that create comprehensive solutions and work well with technologies our customers already have both on-premises or in the cloud.

Windows faces competition from various software products and from alternative platforms and devices. Microsoft Defender for Endpoint competes with endpoint security solution providers.

Our Enterprise Mobility + Security offerings compete with products from a range of competitors including identity vendors, security solution vendors, and numerous other security point solution vendors.

LinkedIn faces competition from online professional networks; recruiting, talent management, and human resource services companies; job boards; companies that provide learning and development products and services; online and offline outlets that generate revenue from advertisers and marketers; and online and offline outlets for companies with lead generation and customer intelligence and insights.

Dynamics competes with cloud-based and on-premises business solution providers.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that power modern business and developers. This segment primarily comprises:

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

PART I

Item 1

Server Products and Cloud Services

Azure is a comprehensive set of cloud services that offer developers, IT professionals, and enterprises freedom to build, deploy, and manage applications on any platform or device. Customers can use Azure through our global network of datacenters for computing, networking, storage, mobile and web application services, AI, Internet of Things, cognitive services, and machine learning. Azure enables customers to devote more resources to development and use of applications that benefit their organizations, rather than managing on-premises hardware and software. Azure revenue is mainly affected by infrastructure-as-a-service and platform-as-a-service consumption-based services.

Azure AI offerings provide a competitive advantage as companies seek ways to optimize and scale their business with AI. We offer supercomputing power for AI at scale to run large workloads, complemented by our rapidly expanding portfolio of AI cloud services (including the latest models) and hardware, which includes custom-built silicon and strong partnerships with chip manufacturers. Azure AI Foundry is a unified platform for developers to design, customize, and manage AI applications and agents.

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

GitHub and Nuance Healthcare include both cloud and on-premises offerings. GitHub provides a collaboration platform for developers to manage code and incorporate AI and agent-based tools across the software development lifecycle. Nuance Healthcare provides AI solutions to the healthcare industry.

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

Competition

Azure faces diverse competition from cloud service providers and open source offerings. Azure’s competitive advantage includes enabling a hybrid cloud, allowing deployment of existing datacenters with our public cloud into a single, cohesive infrastructure, and the ability to run at a scale that meets the needs of businesses of all sizes and complexities. Our AI offerings compete with AI products from hyperscalers, as well as products from other emerging competitors and other open source offerings, many of which are also current or potential partners. Our Azure Security offerings include our cloud security solution and security information and event management solution, which compete with providers in the cybersecurity and cloud security space. We believe our cloud’s global scale, coupled with our broad portfolio of identity and security solutions, allows us to effectively solve complex cybersecurity challenges for our customers and differentiates us from the competition.

Our server products face competition from a wide variety of server operating systems and applications offered by companies with a range of market approaches. Vertically integrated computer manufacturers offer their own versions of the Unix operating system preinstalled on server hardware and nearly all computer manufacturers offer server hardware for the Linux operating system.

We compete to provide enterprise-wide computing and point solutions with numerous commercial software vendors that offer solutions and middleware technology platforms, software applications for connectivity, security, hosting, database, and e-business servers.

PART I

Item 1

Our database, business intelligence, and data warehousing solutions offerings compete with products from providers in the data and analytics industry. Our system management solutions compete with server management and server virtualization platform providers. Our products for software developers compete against offerings from major technology providers, as well as open source alternatives.

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

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•
Windows and Devices, including Windows OEM licensing (Windows Pro and non-Pro licenses sold through the OEM channel) and Devices, comprising Surface and PC accessories.
•
Gaming, including Xbox hardware and Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, advertising, and other cloud services.
•
Search and news advertising, comprising Bing and Copilot, Microsoft News, Microsoft Edge, and third-party affiliates.

Windows and Devices

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
Growth of the AI PC category.
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
•
Piracy.

We design and sell devices, such as Surface (including Copilot+ PCs) and PC accessories. Our devices are designed to enable people and organizations to connect to the people and content that matter most using Windows and integrated Microsoft products and services. Surface is designed to help organizations, students, and consumers be more productive. Growth in Devices is dependent on total PC shipments, the ability to attract new customers, our product roadmap, and expanding into new categories.

PART I

Item 1

Gaming

Microsoft is expanding how billions of people globally access and play video games on PC, console, mobile, and cloud. Our game content is developed through a collection of first-party studios creating iconic and differentiated gaming experiences. We continue to invest in gaming studios and content to expand our intellectual property roadmap and leverage new content creators. These unique gaming experiences are the cornerstone of Xbox Game Pass, a subscription service and gaming community with access to a curated library of first- and third-party titles.

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

Search and News Advertising

Our Search and news advertising business is designed to deliver relevant search, native, and display advertising to a global audience. Microsoft Copilot is a digital companion designed to inform, entertain, and inspire. Our Microsoft Edge browser and Bing search engine with Copilot are key tools to enable user acquisition and engagement, while our technology platform enables accelerated delivery of digital advertising solutions. In addition to first-party tools, we have several partnerships with companies through which we provide and monetize search offerings. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content on advertising offerings.

Competition

Windows faces competition from various software products and from alternative platforms and devices. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, and compatibility with a broad range of hardware and software applications, including those that enable productivity.

Devices face competition from various computer, tablet, and hardware manufacturers who offer a unique combination of high-quality industrial design and innovative technologies across various price points. Many of these manufacturers are also current or potential partners and customers, including our Windows OEMs.

Xbox and our cloud gaming services face competition from various online gaming ecosystems and game streaming services. We also compete with other providers of entertainment services such as video streaming platforms. Our gaming platform competes with other console platforms. We believe our gaming platform is effectively positioned against, and uniquely differentiated from, competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong content from our own first-party game franchises as well as other digital content offerings.

Our Search and news advertising business competes with search engines, and a wide array of websites, social platforms, and portals that provide content and online offerings to end users.

HUMAN CAPITAL RESOURCES

As of June 30, 2025, we employed approximately 228,000 people on a full-time basis, 125,000 in the U.S. and 103,000 internationally. Of the total employees, 89,000 were in operations, including product support and consulting services, datacenter operations, and manufacturing and distribution; 80,000 were in product research and development; 44,000 were in sales and marketing; and 15,000 were in general and administration. Certain employees are subject to collective bargaining agreements.

PART I

Item 1

We design our programs to attract, reward, and retain top talent while fostering continuous employee development and reinforcing our organizational culture and values. Our total compensation offering is both highly differentiated and competitive within the market, and we also monitor pay equity across multiple dimensions. We have invested significantly in employee wellbeing and offer a differentiated benefits package which includes many physical, emotional, and financial wellness programs. We also provide access to continuous learning through a wide range of internal and external content, supporting professional growth across roles and disciplines. Through our employee listening systems, we gather direct feedback from our workforce, enabling us to adapt our programs and address employee needs globally with real-time insights. Additionally, our culture prioritizes the security of both our customers and Microsoft, embedding this responsibility across all teams and functions.

OPERATIONS

We have regional operations service centers in the Americas, Asia Pacific, Europe, and the Middle East that support our business operations, including customer contract and order processing, billing, credit and collections, customer lifecycle AI and cloud operations, and vendor management and logistics.

In addition to our operations centers, we also operate datacenters throughout each of these regions. We continue to align our datacenter locations and server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units (“GPUs”) and other components.

We engage third-party manufacturers to produce our devices and have implemented measures to enhance supply chain efficiency and resilience, including the ability to relocate production geographically.

There are few qualified suppliers for certain components of our servers and devices. Extended or unforeseen disruptions at these suppliers could impact our ability to operate our datacenters and manufacture devices on time to meet consumer demand.

RESEARCH AND DEVELOPMENT

Product and Service Development

Our success is based on our ability to create new and compelling products, services, and experiences for our users, initiate and embrace disruptive technology trends, enter new geographic and product markets, and drive broad adoption of our products and services. We make significant investments in research and development for new and existing products, services, and technologies, including tools and platforms spanning digital work and life experiences, cloud computing, AI, devices, security, and operating systems.

We develop most of our products and services internally which allows us to maintain competitive advantages that come from product differentiation and closer technical control over our products and services. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. We strive to obtain information as early as possible about changing usage patterns and hardware advances that may affect software and hardware design. Before releasing new software platforms, and as we make significant modifications to existing platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing.

We plan to continue to make significant investments in a broad range of product research and development activities, and as appropriate, we will coordinate our research and development across operating segments and leverage the results across the company. This includes continuing to support fundamental research, which provides us with a unique perspective on future trends and contributes to our innovation.

PART I

Item 1

Intellectual Property

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, patent, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. While we employ much of our internally-developed intellectual property in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We may also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting societal and/or environmental efforts, or attracting and enabling our external development community. Our engagement with open source software also causes us to license our intellectual property rights broadly in certain situations.

While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third-party relating to the development of our products.

DISTRIBUTION, SALES, AND MARKETING

Our customers include individual consumers, small and medium organizations, large global enterprises, public-sector institutions, service providers, application developers, and OEMs. We market and distribute our products and services through the following channels: direct, distributors and resellers, and OEMs. Our sales organization performs a variety of functions, including working directly with commercial enterprises and public-sector organizations worldwide to identify and meet their technology and digital transformation requirements; supporting system integrators, independent software vendors, and other partners who engage directly with our customers to perform sales, consulting, and fulfillment functions for our products and services; and managing OEM relationships.

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

LICENSING OPTIONS

We offer options for organizations of varying sizes that want to purchase our cloud services and on-premises software. We license these organizations under volume licensing agreements to allow the customer to acquire multiple licenses of products and services instead of having to acquire separate licenses through retail channels. These volume licensing programs have varying programmatic requirements and benefits to best meet the needs of our customers.

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

GOVERNMENT REGULATION

We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. These requirements are continually evolving, and they can be unclear and vary significantly across jurisdictions. We have implemented comprehensive compliance programs across our operations to adapt to these changes and to maintain customer and regulator confidence. We monitor regulatory developments around the world and implement policies, controls, and technical safeguards so that our operations, products, and services meet applicable legal standards. Our business teams, with legal support, manage the compliance programs and prepare external regulatory and commercial reporting, and our internal audit teams conduct reviews of the programs and processes. While we have a unified approach to regulatory compliance, some of the programs and processes are tailored to meet specific regulatory obligations, such as with the creation of independent compliance functions required by the European Union (“EU”) Digital Markets Act and the EU Digital Services Act, which oversee, monitor, and assess the company’s compliance with these acts.

For a description of the risks we face related to regulatory matters, refer to Risk Factors (Part I, Item 1A of this Form 10-K).

PART I

Item 1

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of July 30, 2025 were as follows:

Name	Age	Position with the Company

Satya Nadella	57	Chairman and Chief Executive Officer
Judson B. Althoff	52	Executive Vice President and Chief Commercial Officer
Amy L. Coleman	53	Executive Vice President and Chief Human Resources Officer
Kathleen T. Hogan	59	Executive Vice President, Office of Strategy and Transformation
Amy E. Hood	53	Executive Vice President and Chief Financial Officer
Takeshi Numoto	54	Executive Vice President and Chief Marketing Officer
Bradford L. Smith	66	Vice Chair and President

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

Ms. Coleman was appointed Executive Vice President and Chief Human Resources Officer in March 2025. She previously served as Corporate Vice President, Human Resources and Corporation Functions since January 2021. Prior to that, Ms. Coleman served as Vice President Human Resources and Corporate Functions since September 2020. Since joining Microsoft in 2009, Ms. Coleman has held various positions of increasing authority.

Ms. Hogan was appointed Executive Vice President, Office of Strategy and Transformation in March 2025. She previously served as Executive Vice President and Chief Human Resources Officer since June 2023. Ms. Hogan had been Executive Vice President, Human Resources since November 2014. Prior to that, Ms. Hogan was Corporate Vice President of Microsoft Services. She also served as Corporate Vice President of Customer Service and Support. Ms. Hogan joined Microsoft in 2003. Ms. Hogan also serves on the Board of Directors of Alaska Air Group, Inc.

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

We publish a variety of reports and resources related to our Corporate Social Responsibility programs and progress on our Reports Hub website, www.microsoft.com/corporate-responsibility/reports-hub, including reports on responsible AI, sustainability, responsible sourcing, accessibility, digital trust, and public policy engagement.

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

STRATEGIC AND COMPETITIVE RISKS

We face intense competition across all markets for our products and services, which could adversely affect our results of operations.

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. If we do not continue to innovate and provide products, devices, and services that appeal to businesses and consumers, we may not remain competitive, which could adversely affect our business, financial condition, and results of operations.

Competition among platform-based ecosystems

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to meet consumer demand and to achieve and maintain attractive margins. We face significant competition from firms that provide competing platforms.

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

For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could adversely affect our business, operations, financial condition, and results of operations.

PART I

Item 1A

Business model competition

Companies compete with us based on a growing variety of business models.

•
A material part of our business involves cloud-based services available across the spectrum of computing devices. We and our competitors continue to devote significant resources to developing and deploying cloud-based strategies and services for consumers and business customers, and pricing and delivery models are evolving.
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

The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives, which could adversely affect our financial condition and results of operations.

Our focus on cloud-based and AI services presents execution and competitive risks. We are incurring significant costs to build and maintain infrastructure to support cloud-based and AI services, reducing operating margins. Whether we succeed in cloud-based and AI services depends on our execution in several areas, including:

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

It is uncertain whether our strategies will continue to attract users or generate the revenue required to succeed. If we are not effective in executing organizational and technical changes to increase efficiency and accelerate innovation, or if we fail to generate sufficient usage of our new products and services, we may not grow revenue in line with the infrastructure and development investments described above. This could adversely affect our operations, financial condition, and results of operations.

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

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including AI-based products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment, including PCs, tablets, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovation, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable or may not achieve operating margins as high as we have experienced historically. We may not get engagement in certain features that drive post-sale monetization opportunities. Our data-handling practices across our products and services will continue to be under scrutiny. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption. Developing new technologies is complex. It can require long development and testing periods. We could experience significant delays in new releases or significant problems in creating new products or services. These factors could adversely affect our business, financial condition, and results of operations.

Acquisitions, joint ventures, and strategic alliances could have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2023 we completed our acquisition of Activision Blizzard, Inc. (“Activision Blizzard”). In January 2023 we announced the third phase of our OpenAI strategic partnership. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. We also have limited ability to control or influence third parties with whom we have arrangements, which may impact our ability to realize the anticipated benefits. The success of these transactions and arrangements depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, digital safety, responsible AI, and cybersecurity. It may take longer than expected to realize the full economic benefits from these transactions and arrangements, such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected, which could cause an impairment of goodwill or intangibles. We have recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. In addition, an acquisition may be subject to challenge even after it has been completed. These events could adversely affect our business, operations, financial condition, and results of operations.

PART I

Item 1A

CYBERSECURITY, DATA PRIVACY, AND PLATFORM ABUSE RISKS

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security of our information technology

Threats to security can take a variety of forms. Threat actors, including individual and groups of hackers and sophisticated organizations, including nation-states, state-sponsored organizations, or cybercriminal groups, continuously undertake attacks that pose threats to our customers and our internal infrastructure, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our systems and data, including customer systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known and potential vulnerabilities or intentionally designed processes in our or third-party hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters; using social engineering techniques to induce our employees, users, partners, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 and amended on March 8, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. The threat actor used information it obtained to gain unauthorized access to some of our source code repositories and internal systems, and the threat actor could continue to utilize this and other information to attempt to gain access to our systems or otherwise adversely affect our business and results of operations. This incident has and may continue to result in harm to our reputation and customer relationships. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners have and may continue to intensify due to our transparency to our customers, other stakeholders, and the public about cyberattacks, and during elections or periods of intense diplomatic or armed conflict. Challenges or failures in applying security patches to all hardware and devices connected to our systems, including end-of-life and end-of-support equipment, have and may continue to result in unauthorized access to our systems and data in the future. Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, or expose us to legal or regulatory risk.

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our systems and data, including customer systems and data. For example, passwords may not be rotated and employee access may not be updated or removed on a timely basis. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information, and laws in foreign jurisdictions may compel actions by such parties against our interests and could limit our recourse. Malicious actors may employ the supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

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

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us, whose business is providing technology products and services to others. Threats to or attacks on our own infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. The reliability of our cloud-based services and the protection of customer data depend on the security of our infrastructure, which includes hardware and other elements provided by third parties. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, as well as customers with sensitive data, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero-day”) vulnerabilities. Product vulnerabilities can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. Weaknesses in our development processes can result in vulnerabilities in our products. Open source software can also contain vulnerabilities that may make our products susceptible to cyberattacks as we increasingly incorporate open source software into our products. Additionally, features that rely on generative AI can be susceptible to security threats.

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

Cyberattacks could adversely impact our customers even if our production services are not directly compromised. We are committed to notifying our customers whose systems have been impacted as we become aware and have actionable information for customers to help protect themselves. We are also committed to providing guidance and support on detection, tracking, and remediation. We may not be able to detect the existence or extent of these attacks for all of our customers or have information on how to detect or track an attack, especially where an attack involves on-premises software such as Exchange Server where we may have no or limited visibility into our customers’ computing environments.

Any of the foregoing events could result in reputational harm, loss of revenue, increased costs, or otherwise adversely affect our business, financial condition, and results of operations.

PART I

Item 1A

Development and deployment of defensive measures

To defend against security threats to our internal infrastructure, our cloud-based services, and our customers’ systems, we must take a complex and multifaceted approach. This includes continuously engineering more secure products and services, and enhancing security, threat detection, and reliability features. We must also escalate and improve our development processes and the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others in a timely manner. In addition, we must develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, and maintain the digital security infrastructure that protects the integrity of our network, products, and services. Further, we must provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so.

The cost of these measures to protect products and customer-facing services could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our processes, products, and services, data corruption issues, or reduced performance could harm our reputation and lead customers to exercise contractual or other remedies against us, reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers and third parties granted access to customer systems may fail to update their systems, continue to run software or operating systems we no longer support, may fail to timely install or enable security patches, or may otherwise fail to adopt adequate security practices. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers in certain industries such as financial services, health care, and government have enhanced or specialized expectations and requirements to which we must develop and engineer our products and services. Any of these could adversely affect our reputation and results of operations. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

Our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could experience adverse impacts to our results of operations, reputation, or competitive position.

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

Other digital safety abuses

Our consumer services as well as our enterprise services may be used to find, generate, store, or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. When discovered by users and others, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives have been enacted to make platforms responsible for preventing or eliminating harmful content online, and we expect this to continue with focused attention on child safety. At the same time, regulations and other initiatives regarding freedom of expression may conflict with such content moderation regulations. The legal and regulatory environment in this area is complex and continues to evolve across multiple jurisdictions. As a result, there is considerable uncertainty regarding both current and future compliance obligations. Failure to comply with content requirements may subject us to enhanced regulatory oversight, civil or criminal liability, or reputational damage, which could adversely affect our business, financial condition, and results of operations.

Our products and services, how they are used by customers, and how third-party products and services interact with them, may present security, privacy, and execution risks. Our products and services may contain defects in design, manufacture, or operation that make them insecure or ineffective for their intended purposes. For example, customers control our products and services, including our AI products, within their environments, and may deploy them in high-risk scenarios or utilize them inappropriately. Our products may also collect large amounts of data in manners which may not satisfy customers or regulatory requirements. Our customers also operate complex systems with third-party hardware and software from multiple vendors whose products or personnel may take or fail to take actions which impact the reliability or security of our products and services. If our products and services do not work as intended, are utilized in methods not intended, violate the law, or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation, or adversely affect our results of operations.

PART I

Item 1A

Issues in the development, deployment, and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased or inaccurate information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain inputs and outputs may be required, including for agentic AI systems that can take actions autonomously. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts. These risks may stem from issues related to intellectual property, data privacy, and other claims associated with AI training and outputs. They are further compounded by the evolving regulatory landscape, with new laws emerging globally, including the European Union (“EU”). Some AI scenarios present ethical issues or may have broad impacts on society. There is also rising divergence globally in how to address these issues and impacts, with the result that we will need to navigate a web of different tensions across geographies. Finally, if we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, are contrary to our responsible AI policies and practices, or are otherwise controversial because of the impact on human rights, privacy, employment, or other social, economic, or political issues, our reputation, competitive position, business, financial condition, and results of operations could be adversely affected.

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units and other components. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth and the augmentation of existing services, including through the incorporation of AI features and/or functionality. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, outages, insufficient Internet connectivity, insufficient or unavailable power or water supply, or inadequate storage and compute capacity could diminish the quality of our products, services, and user experience, resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which could adversely affect our business, operations, financial condition, and results of operations.

We may experience supply or quality problems. There are limited suppliers for certain device and datacenter components. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Capacity available to us may be affected as competitors use some of the same suppliers and materials for hardware components. If components are delayed or become unavailable, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales or inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Datacenter servers, Xbox consoles, Surface devices, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages which could adversely affect our business, operations, financial condition, and results of operations.

PART I

Item 1A

Our software products and services also have and may in the future experience quality or reliability problems. The processes we use to develop our software are imperfect. Like all software, our software contains bugs and other defects that interfere with their intended operation. Our customers increasingly rely on us for critical business functions and multiple workloads. Many of our products and services are interdependent on one another. Our products and services may be impacted by interaction with third-party products and services. Our customers may also utilize their own or third-party products and services whose reliability is dependent on interaction with our products and services. Each of these circumstances potentially magnifies the impact of quality or reliability issues. Weaknesses in our processes could result in defects we do not detect and fix in pre-release testing, which could cause reduced sales, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability, and could adversely affect our business, financial condition, and results of operations. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

Our hardware products such as Xbox consoles, Surface devices, and other devices we design and market are highly complex. Failure to prevent, detect, or address defects in design, manufacture, or associated software could result in recalls, safety alerts, or product liability claims, which could adversely affect our business and results of operations.

LEGAL, REGULATORY, AND LITIGATION RISKS

We are subject to a variety of new, existing, and evolving legal and regulatory requirements that could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, digital accessibility, advertising, and online safety. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated services. This trend may continue with our offerings becoming subject to additional data protection, security, digital safety, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are expanding and the requests we are experiencing are increasing in volume and complexity.

New, existing, and evolving laws and regulations, or interpretations or applications of existing laws and regulations in a manner inconsistent with our interpretations of such laws and regulations or our practices, may result in modification of our products and services, altered business models and operations, increased costs, reputational damage, and civil or criminal liability. Examples include laws and regulations regarding:

•
Competition laws and new market regulation: Government agencies closely scrutinize us under U.S. and foreign competition laws. Governments are actively enforcing competition laws and regulations and enacting new regulations to intervene in digital markets, and this includes markets such as the EU, the United Kingdom, the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. and foreign antitrust authorities have previously brought enforcement actions and continue to scrutinize our business. Competition law enforcement actions and court decisions along with new market regulations may result in fines or hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that comes from them. New competition law actions or obligations under market regulation schemes could be initiated, potentially using previous actions as precedent.
•
AI: Legislative and regulatory action is emerging in AI, which could increase costs or restrict opportunity. For example, the EU’s AI Act may increase costs or impact the provision or operation of our AI models and services in the European market. AI regulatory areas include model and system development and deployment, frontier model safety, transparency, and content provenance.
•
Anti-corruption: The Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents, and the accounting provisions of the FCPA require us to maintain accurate books and records and adequate internal controls. From time to time, we receive inquiries from authorities in the U.S. and elsewhere which may be based on reports from employees and others about our business activities and our compliance with Anti-Corruption Laws. Periodically, we receive such reports directly and investigate them and also cooperate with investigations by U.S. and foreign law enforcement authorities.

PART I

Item 1A

•
Trade: Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries prohibit most business with restricted entities or countries. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Supply chain regulations may impact the availability of goods or result in additional regulatory scrutiny. Restrictions on data flows and outbound investment and customer sensitivities may limit our ability to leverage parts of our global engineering footprint to provide services in certain jurisdictions. Increased geopolitical instabilities and changing U.S. Administration priorities create an unpredictable trade landscape. U.S. tariff and shifting AI export controls policies, like the AI Diffusion Rule, could increase operational costs, create uncertainty in the continuity of our products, and accelerate sovereignty initiatives among international partners and customers. The volatility of U.S. tariffs has triggered economic uncertainty and could impact cloud and devices supply chain cost competitiveness. The potential replacement of the recently rescinded AI Diffusion Rule and other potential AI-related rulemakings could adversely affect Microsoft’s business, strategy, and operations. Periods of intense diplomatic or armed conflict like the ongoing conflict in Ukraine and the Israel-Hamas conflict could result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us.
•
Cybersecurity: Legislative and regulatory actions related to cybersecurity may increase the costs associated with developing, implementing, or securing our products and services. The legal and regulatory environment in this area is complex and continues to evolve across multiple jurisdictions. As a result, there is considerable uncertainty regarding both current and future compliance obligations. This uncertainty increases the risk that we may incur additional operational costs, face regulatory enforcement actions, or encounter challenges in the development and deployment of our products.
•
Handling of personal data: Legal requirements relating to the collection, storage, handling, and transfer of personal data globally continue to evolve. The growth of our Internet- and cloud-based services internationally relies on the movement of data across national boundaries. Data protection authorities and governments in the EU and other markets have and may again restrict and/or block the use of services that involve the transfer of data across borders. New and evolving rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services. In addition, the EU General Data Protection Regulation (“GDPR”) and other similar regulations impose a range of compliance obligations regarding the handling of personal data. New requirements related to the use of data, including the Data Act, add additional rules and restrictions on the use of data in our products and services.
•
Environmental, Social, and Governance: Laws, regulations, and policies relating to environmental, social, and governance matters are being developed and formalized in Europe, the U.S., and elsewhere, which may include greenhouse gas emissions and energy usage caps, as well as specific, target-driven environmental, social, and governance frameworks and disclosure requirements. In addition, in 2020 we announced goals to become carbon negative, water positive, and zero waste by 2030. Any failure or perceived failure to meet our sustainability goals, or to meet various sustainability regulatory requirements, could result in claims and lawsuits, regulatory actions, penalties, or damage to our reputation, each of which could adversely affect our business, operations, financial condition, and results of operations.

How these laws and regulations apply to our business is often unclear, subject to change, and sometimes may be inconsistent from jurisdiction to jurisdiction. In addition, governments’ approach to enforcement, and our products and services, are continuing to evolve. Compliance with existing, expanding, or new laws and regulations may involve significant costs and operational efforts, or require changes in products or business practices that could adversely affect our results of operations. Noncompliance could result in the imposition of penalties, criminal sanctions, or orders to cease the alleged noncompliant activity. If our products do not meet customer expectations or legal requirements, we could face regulatory or legal actions, and our business, operations, financial condition, and results of operations could be adversely affected.

PART I

Item 1A

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases, AI services, significant business transactions, warranty or product claims, employment practices, and regulation. As we continue to expand our business and offerings, we may experience new and novel legal claims. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. An adverse impact to our financial condition and results of operations could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

Our business with government customers may present additional uncertainties. We derive substantial revenue from government contracts. Government contracts and regulatory requirements can present risks and challenges not present in private commercial agreements. For instance, we are subject to government audits and investigations relating to these contracts, and we are required to provide assurance and attestations about our products and processes. If we do not satisfy contractual or regulatory requirements, we could be suspended or debarred as a governmental contractor, we could incur civil and criminal fines and penalties, and under certain circumstances contracts may be rescinded. Some agreements may allow a government to terminate without cause and provide for higher liability limits for certain losses. Some contracts may be subject to periodic funding approval, reductions, cancellations, or delays which could adversely impact public-sector demand for our products and services. These events could negatively impact our financial condition, results of operations, and reputation.

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

We are regularly under audit by tax authorities in different jurisdictions. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. We are currently under IRS audit for prior tax years and have received Notices of Proposed Adjustment (“NOPAs”) from the IRS for the tax years 2004 to 2013. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. The final resolution of the proposed adjustments, and other audits or litigation, may differ from the amounts recorded in our consolidated financial statements and adversely affect our results of operations in the period or periods in which that determination is made.

We earn a significant amount of our operating income outside the U.S. A change in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country may result in higher effective tax rates for the company. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other global fundamental law changes currently being considered by many countries, including in the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could adversely affect our financial condition and results of operations.

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

Changes in the law may continue to weaken our ability to prevent the use of patented technology. Our increasing engagement with open source software will also cause us to license our intellectual property rights broadly in certain situations. If we are unable to protect our intellectual property, our results of operations could be adversely affected.

PART I

Item 1A

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

Adverse economic or market conditions could harm our business. Worsening economic conditions, including inflation, recession, pandemic, or other changes in economic conditions, may cause lower IT spending and adversely affect our results of operations. If demand for computing power, PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our results of operations could be adversely affected.

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

We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by market downturns or events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global financial markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio could be adversely affected and we could determine that more of our investments have experienced a decline in fair value, requiring impairment charges that could adversely affect our financial condition and results of operations.

PART I

Item 1A

Catastrophic events or geopolitical conditions could disrupt our business. A disruption or failure of our systems, operations, or supply chain because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations or adversely affect our results of operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential negative consequences of prolonged service outages.

Abrupt political change, terrorist activity, and armed conflict, such as the ongoing conflict in Ukraine, pose economic and other risks, which may negatively impact our ability to sell to and collect from customers, increase our operating costs, or otherwise disrupt our operations in markets both directly and indirectly impacted by such events. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions for hardware manufacturers. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes could adversely affect our results of operations. Changes in geopolitical conditions also increase the security risks described elsewhere in these risk factors.

The occurrence of regional epidemics or a global pandemic, such as COVID-19, could adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

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

Our global business exposes us to operational and economic risks. Our customers, employees, and infrastructure are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Global, regional, and local economic developments, monetary policy, geopolitical tension, particularly between the U.S. and Europe, restrictions on international trade, such as tariffs and other controls on imports or exports, inflation, and recession, as well as political and military disputes, could adversely affect our results of operations. Non-compliance with sanctions as well as general ecosystem disruptions could result in reputational harm, operational delays, monetary fines, loss of revenue, increased costs, loss of export privileges, or criminal sanctions, which could adversely affect our business, financial condition, and results of operations.

In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends and concerns about human rights, the environment, and political expression in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, and non-local sourcing restrictions, export controls, investment restrictions, or other developments that make it more difficult to operate and sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services, impair our ability to operate in certain regions, or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies could adversely affect our results of operations.

PART I

Item 1A

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting, training, and retaining talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled workers and leaders in our industry is extremely competitive. Maintaining our brand and reputation, as well as an inclusive work environment that enables all our employees to thrive, are important to our ability to recruit and retain employees. We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Restraints on the flow of technical and professional talent, including those derived from changes to U.S. immigration policies or laws, may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services could be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs. Our global workforce is predominantly non-unionized, although we do have some employees in the U.S. and internationally who are represented by unions or works councils. In the U.S., there has been a general increase in workers exercising their right to form or join a union. The unionization of significant employee populations could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

PART I

Item 1B, 1C

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2025 that remain unresolved.

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

We continuously monitor our computing environments, products, and services for vulnerabilities and signs of compromise, and we utilize our own security products to combat cybersecurity threats. We integrate security into our computing environments, products, and services through our Security Development Lifecycle (“SDL”). Our SDL introduces security and privacy considerations throughout all phases of our development process and through the adoption of zero-trust end-to-end architecture. We utilize machine learning and AI-powered security tools to gain insights from 84 trillion signals per day. We track over 1,500 unique threat actors, including more than 600 nation-state actors, 300 cybercriminal groups, 200 influence operation groups, and hundreds of others. To support our efforts, we operate a Cyber Defense Operations Center connected to over 10,000 security and threat intelligence experts, including engineers, researchers, data scientists, cybersecurity experts, threat hunters, geopolitical analysts, investigators, and frontline responders across the globe.

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

GOVERNANCE

Our Board of Directors oversees cybersecurity risk. Cybersecurity reviews by the Board are scheduled to occur at least quarterly, or more frequently as determined to be necessary or advisable. Presentations to the Board of Directors are made by senior management, including our Chief Information Security Officer (“CISO”), our EVP of Microsoft Security, our EVP of Cloud + AI, and the head of our Customer Security and Trust organization. The presentations address topics such as cybersecurity threats, incidents, top risks and related remediation efforts, results from internal and third-party assessments, progress towards risk-mitigation goals, the functioning of our incident response program, regulatory developments, and digital diplomacy efforts. In addition, we have an escalation process in place to inform senior management and the Board of significant issues. Cybersecurity issues are also considered during separate Board meeting discussions regarding important matters like ERM, audit issues, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our CISO leads the strategy, engineering, and operations of cybersecurity across the company, and reports to the EVP of Cloud + AI. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Before joining Microsoft, our CISO served in a prior Chief Technology Officer role as well as in senior leadership, engineering, and operational roles within multiple organizations. In addition to the Board’s oversight of cybersecurity risk, to support the CISO, we have established a Cybersecurity Governance Council (“CGC”) charged with overseeing initiatives that safeguard Microsoft’s computing environments, products, and services. The CGC is comprised of an executive-level team of Deputy CISOs with cybersecurity backgrounds and expertise relevant to their roles. The CGC responsibilities include approving our enterprise security risk assessment process and results, determining the appropriate cybersecurity risk level and mitigations, reviewing the NIST CSF alignment, and supporting compliance with cybersecurity regulations. Our cybersecurity efforts are supported directly by Microsoft’s security and threat intelligence experts and our employees across the company, all of whom receive cybersecurity awareness training and education and are expected to support our efforts.

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

The table below shows a summary of the square footage of our properties owned and leased domestically and internationally as of June 30, 2025:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	34	23	57
International	13	27	40

Total	47	50	97

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 14 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 24, 2025, there were 77,014 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(In millions)

April 1, 2025 – April 30, 2025	3,180,776	$376.90	3,180,776	$59,350
May 1, 2025 – May 31, 2025	2,360,700	448.01	2,360,700	58,293
June 1, 2025 – June 30, 2025	1,979,017	476.78	1,979,017	57,349

	7,520,493		7,520,493

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in April 2025, following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 10, 2025	August 21, 2025	September 11, 2025	$0.83	$6,170

We returned $9.4 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2025. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

RECENT SALES OF UNREGISTERED SECURITIES

In May 2025, as consideration for the acquisition of a business, we issued 117,623 shares of common stock to the seller in connection with the closing in reliance on exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof because the issuance of securities did not involve a public offering.

PART II

Item 6

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2025 compared to the year ended June 30, 2024. For a discussion of the year ended June 30, 2024 compared to the year ended June 30, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2024 and our Form 8-K filed on December 3, 2024.

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

Highlights from fiscal year 2025 compared with fiscal year 2024 included:

•
Microsoft Cloud revenue increased 23% to $168.9 billion.
•
Microsoft 365 Commercial products and cloud services revenue increased 14% driven by Microsoft 365 Commercial cloud revenue growth of 15%.
•
Microsoft 365 Consumer products and cloud services revenue increased 11% driven by Microsoft 365 Consumer cloud revenue growth of 11%.
•
LinkedIn revenue increased 9%.
•
Dynamics products and cloud services revenue increased 15% driven by Dynamics 365 revenue growth of 19%.
•
Server products and cloud services revenue increased 23% driven by Azure and other cloud services revenue growth of 34%.
•
Windows OEM and Devices revenue increased 3%.
•
Xbox content and services revenue increased 16%.
•
Search and news advertising revenue excluding traffic acquisition costs increased 20%.

Industry Trends and Opportunities

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

Microsoft and OpenAI maintain a long-term strategic partnership originally established in 2019. Microsoft is a major investor in OpenAI, and the companies have reciprocal revenue-sharing arrangements. We hold rights to OpenAI’s intellectual property, including models and infrastructure, for integration into our products. The OpenAI API is exclusive to Azure, runs on Azure, and is available through the Azure OpenAI Service. We also have a right of first refusal on OpenAI's new capacity needs.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations in fiscal year 2025.

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

Additional information on our reportable segments is contained in Note 18 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

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

Commercial

Our commercial business primarily consists of Server products and cloud services, Microsoft 365 Commercial products and cloud services, the commercial portion of LinkedIn, Dynamics products and cloud services, and Enterprise and partner services. Our commercial metrics allow management and investors to assess the overall health of our commercial business and include leading indicators of future performance.

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

Microsoft 365 Commercial cloud revenue growth

Revenue from Microsoft 365 Commercial subscriptions, comprising Microsoft 365 Commercial, Enterprise Mobility + Security, the cloud portion of Windows Commercial, the per-user portion of Power BI, Exchange, SharePoint, Microsoft Teams, Microsoft 365 Security and Compliance, and Microsoft 365 Copilot

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

PART II

Item 7

More Personal Computing

Metrics related to our More Personal Computing segment assess the performance of our key consumer businesses.

Windows OEM and Devices revenue growth	Revenue from sales of Windows Pro and non-Pro licenses sold through the OEM channel and sales of first-party Devices, including Surface and PC accessories

Xbox content and services revenue growth

Revenue from Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, advertising, and other cloud services

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2025	2024	Percentage Change

Revenue	$281,724	$245,122	15%
Gross margin	193,893	171,008	13%
Operating income	128,528	109,433	17%
Net income	101,832	88,136	16%
Diluted earnings per share	13.64	11.80	16%

Fiscal Year 2025 Compared with Fiscal Year 2024

Revenue increased $36.6 billion or 15% with growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue increased driven by Gaming and Search and news advertising.

Cost of revenue increased $13.7 billion or 19% driven by growth in Microsoft Cloud.

Gross margin increased $22.9 billion or 13% with growth across each of our segments.

•
Gross margin percentage decreased slightly driven by Intelligent Cloud, offset in part by More Personal Computing.
•
Microsoft Cloud gross margin percentage decreased to 69% driven by the impact of scaling our AI infrastructure, offset in part by efficiency gains in Azure.

Operating expenses increased $3.8 billion or 6% driven by investments in cloud and AI engineering and Gaming, including the impact of the Activision Blizzard acquisition.

Operating income increased $19.1 billion or 17% with growth across each of our segments.

PART II

Item 7

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2025	2024	Percentage Change

Productivity and Business Processes

Revenue	$120,810	$106,820	13%
Cost of revenue	22,422	19,611	14%
Operating expenses	28,615	27,548	4%

Operating Income	$69,773	$59,661	17%

Intelligent Cloud

Revenue	$106,265	$87,464	21%
Cost of revenue	40,171	29,611	36%
Operating expenses	21,505	20,040	7%

Operating Income	$44,589	$37,813	18%

More Personal Computing

Revenue	$54,649	$50,838	7%
Cost of revenue	25,238	24,892	1%
Operating expenses	15,245	13,987	9%

Operating Income	$14,166	$11,959	18%

Total

Revenue	$281,724	$245,122	15%
Cost of revenue	87,831	74,114	19%
Operating expenses	65,365	61,575	6%

Operating Income	$128,528	$109,433	17%

Reportable Segments

Fiscal Year 2025 Compared with Fiscal Year 2024

Productivity and Business Processes

Revenue increased $14.0 billion or 13%.

•
Microsoft 365 Commercial products and cloud services revenue increased $10.8 billion or 14%. Microsoft 365 Commercial cloud revenue grew 15% with Microsoft 365 Commercial seat growth of 6% driven by small and medium businesses and frontline worker offerings, as well as growth in revenue per user. Microsoft 365 Commercial products revenue grew 7% driven by the Windows Commercial on-premises components of Microsoft 365 suite sales and an increase in Office transactional purchasing with the launch of Office 2024.
•
Microsoft 365 Consumer products and cloud services revenue increased $756 million or 11%. Microsoft 365 Consumer cloud revenue grew 11% driven by Microsoft 365 Consumer subscriber growth of 8% to 89.0 million, as well as growth in revenue per user from the price increase announced in January 2025.
•
LinkedIn revenue increased $1.4 billion or 9% with growth across all lines of business.
•
Dynamics products and cloud services revenue increased $996 million or 15% driven by growth in Dynamics 365, offset in part by a decline in Dynamics on-premises products. Dynamics 365 revenue grew 19% with growth across all workloads.

Operating income increased $10.1 billion or 17%.

•
Cost of revenue increased $2.8 billion or 14% driven by growth in Microsoft 365 Commercial cloud.
•
Gross margin increased $11.2 billion or 13% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage decreased slightly primarily driven by the impact of scaling our AI infrastructure, offset in part by efficiency gains in Microsoft 365 Commercial cloud.
•
Operating expenses increased $1.1 billion or 4% driven by investments in cloud and AI engineering and commercial sales.

PART II

Item 7

Intelligent Cloud

Revenue increased $18.8 billion or 21%.

•
Server products and cloud services revenue increased $18.6 billion or 23% driven by Azure and other cloud services. Azure and other cloud services revenue grew 34% driven by demand for our portfolio of services. Server products revenue decreased 3% driven by a decrease in transactional purchasing with continued customer shift to cloud offerings.
•
Enterprise and partner services revenue increased $166 million or 2% driven by growth in Enterprise Support Services, offset in part by a decline in Industry Solutions.

Operating income increased $6.8 billion or 18%.

•
Cost of revenue increased $10.6 billion or 36% driven by growth in Azure.
•
Gross margin increased $8.2 billion or 14% driven by growth in Azure. Gross margin percentage decreased driven by the impact of scaling our AI infrastructure, offset in part by efficiency gains in Azure.
•
Operating expenses increased $1.5 billion or 7% driven by investments in cloud and AI engineering.

More Personal Computing

Revenue increased $3.8 billion or 7%.

•
Windows and Devices revenue increased $288 million or 2%. Windows OEM and Devices revenue increased 3% driven by growth in Windows OEM, offset in part by a decline in Devices.
•
Gaming revenue increased $2.0 billion or 9% driven by growth in Xbox content and services, offset in part by a decline in Xbox hardware. Xbox content and services revenue increased 16% driven by the impact of the Activision Blizzard acquisition and Xbox Game Pass. Xbox hardware revenue decreased 25% driven by lower volume of consoles sold.
•
Search and news advertising revenue increased $1.6 billion or 13%. Search and news advertising revenue excluding traffic acquisition costs increased 20% driven by higher search volume and higher revenue per search.

Operating income increased $2.2 billion or 18%.

•
Cost of revenue increased $346 million or 1% driven by growth in Search and news advertising.
•
Gross margin increased $3.5 billion or 13% with growth across all businesses. Gross margin percentage increased with improvement across all businesses.
•
Operating expenses increased $1.3 billion or 9% driven by Gaming, including the impact of the Activision Blizzard acquisition.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2025	2024	Percentage Change

Research and development	$32,488	$29,510	10%
As a percent of revenue	12%	12%	0ppt

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

PART II

Item 7

Fiscal Year 2025 Compared with Fiscal Year 2024

Research and development expenses increased $3.0 billion or 10% driven by investments in cloud and AI engineering and Gaming, including the impact of the Activision Blizzard acquisition.

Sales and Marketing

(In millions, except percentages)	2025	2024	Percentage Change

Sales and marketing	$25,654	$24,456	5%
As a percent of revenue	9%	10%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal Year 2025 Compared with Fiscal Year 2024

Sales and marketing expenses increased $1.2 billion or 5% driven by investments in commercial sales and Gaming, including the impact of the Activision Blizzard acquisition.

General and Administrative

(In millions, except percentages)	2025	2024	Percentage Change

General and administrative	$7,223	$7,609	(5)%
As a percent of revenue	3%	3%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal Year 2025 Compared with Fiscal Year 2024

General and administrative expenses decreased $386 million or 5% driven by Gaming, including the impact of the Activision Blizzard acquisition.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2025	2024

Interest and dividends income	$2,647	$3,157
Interest expense	(2,385)	(2,935)
Net recognized losses on investments	(349)	(118)
Net losses on derivatives	(260)	(187)
Net gains (losses) on foreign currency remeasurements	171	(244)
Other, net	(4,725)	(1,319)

Total	$(4,901)	$(1,646)

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

PART II

Item 7

Fiscal Year 2025 Compared with Fiscal Year 2024

Interest and dividends income decreased primarily due to lower portfolio balances. Interest expense decreased primarily due to maturities of commercial paper and higher capitalization of debt interest expense, offset in part by higher finance lease interest expense. Net recognized losses on investments increased primarily due to higher impairments, offset in part by higher gains on equity investments in the current period. Net losses on derivatives increased primarily due to higher losses on equity derivatives in the current period. Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

INCOME TAXES

Effective Tax Rate

Our effective tax rate for both fiscal years 2025 and 2024 was 18%. Our effective tax rate for the fiscal year ended June 30, 2025 was primarily impacted by changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2025, our U.S. income before income taxes was $69.2 billion and our foreign income before income taxes was $54.4 billion. In fiscal year 2024, our U.S. income before income taxes was $62.9 billion and our foreign income before income taxes was $44.9 billion.

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

We are currently assessing the One Big Beautiful Bill Act (“OBBBA”) which was enacted on July 4, 2025. The OBBBA provides a U.S. global intangible low-taxed income effective tax rate of 14% effective fiscal year 2027 for Microsoft. It also provides bonus depreciation for certain assets placed into service after January 19, 2025 and an election to expense U.S. incurred research or experimental expenditures.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of June 30, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2020 and thereafter.

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $94.6 billion and $75.5 billion as of June 30, 2025 and 2024, respectively. Equity and other investments were $15.4 billion and $14.6 billion as of June 30, 2025 and 2024, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $17.6 billion to $136.2 billion for fiscal year 2025, primarily due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and employees and cash used to pay income taxes. Cash used in financing increased $13.9 billion to $51.7 billion for fiscal year 2025, primarily due to a $9.5 billion increase in cash used for repayments of debt, net of proceeds. Cash used in investing decreased $24.4 billion to $72.6 billion for fiscal year 2025, primarily due to a $63.2 billion decrease in cash used for acquisitions of companies, net of cash acquired and divestitures, and purchases of intangible and other assets, offset in part by a $22.3 billion increase in cash used in net investment purchases, sales, and maturities, and a $20.1 billion increase in additions to property and equipment.

PART II

Item 7

Debt Proceeds

We issue debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. Refer to Note 10 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Unearned Revenue

Unearned revenue comprises mainly unearned revenue related to volume licensing programs, which may include cloud services and Software Assurance (“SA”). Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

The following table outlines the expected future recognition of unearned revenue as of June 30, 2025:

(In millions)

Three Months Ending

September 30, 2025	$25,191
December 31, 2025	19,733
March 31, 2026	13,742
June 30, 2026	5,889
Thereafter	2,710

Total	$67,265

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable. Refer to Note 12 – Unearned Revenue of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Material Cash Requirements and Other Obligations

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2025:

(In millions)	2026	Thereafter	Total

Long-term debt: (a)
Principal payments	$3,000	$46,206	$49,206
Interest payments	1,509	25,527	27,036
Construction commitments (b)	26,859	5,290	32,149
Operating and finance leases, including imputed interest (c)	12,798	165,903	178,701
Purchase commitments (d)	103,940	6,013	109,953

Total	$148,106	$248,939	$397,045

(a)
Refer to Note 10 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)
Refer to Note 6 – Property and Equipment of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(c)
Refer to Note 13 – Leases of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(d)
Purchase commitments primarily relate to datacenters and include open purchase orders and take-or-pay contracts that are not presented as construction commitments above.

PART II

Item 7

Income Taxes

As a result of the TCJA, we are required to pay a one-time transition tax on deferred foreign income not previously subject to U.S. income tax. Under the TCJA, the transition tax is payable in interest-free installments over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. As of June 30, 2025, our eighth transition tax installment of $4.4 billion is short-term and payable in the first quarter of fiscal year 2026.

Share Repurchases

During fiscal years 2025 and 2024, we repurchased 31 million shares and 32 million shares of our common stock for $13.0 billion and $12.0 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of June 30, 2025, $57.3 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Dividends

During fiscal years 2025 and 2024, our Board of Directors declared dividends totaling $24.7 billion and $22.3 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We will continue to invest in capital expenditures to support growth in our cloud offerings and our investments in AI infrastructure and training. We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of revenue recognition, impairment of investment securities, goodwill, research and development costs, legal and other contingencies, and income taxes.

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

PART II

Item 7

Research and Development Costs

Costs incurred internally in researching and developing a software product to be marketed or sold to external users are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2025	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(11,596)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(17)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,415)	Fair Value
Credit	100 basis point increase in credit spreads	(436)	Fair Value
Equity	10% decrease in equity market prices	(1,213)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2025	2024	2023

Revenue:
Product	$63,946	$64,773	$64,699
Service and other	217,778	180,349	147,216

Total revenue	281,724	245,122	211,915

Cost of revenue:
Product	13,501	15,272	17,804
Service and other	74,330	58,842	48,059

Total cost of revenue	87,831	74,114	65,863

Gross margin	193,893	171,008	146,052
Research and development	32,488	29,510	27,195
Sales and marketing	25,654	24,456	22,759
General and administrative	7,223	7,609	7,575

Operating income	128,528	109,433	88,523
Other income (expense), net	(4,901)	(1,646)	788

Income before income taxes	123,627	107,787	89,311
Provision for income taxes	21,795	19,651	16,950

Net income	$101,832	$88,136	$72,361

Earnings per share:
Basic	$13.70	$11.86	$9.72
Diluted	$13.64	$11.80	$9.68
Weighted average shares outstanding:
Basic	7,433	7,431	7,446
Diluted	7,465	7,469	7,472

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2025	2024	2023

Net income	$101,832	$88,136	$72,361

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(5)	24	(14)
Net change related to investments	1,574	957	(1,444)
Translation adjustments and other	674	(228)	(207)

Other comprehensive income (loss)	2,243	753	(1,665)

Comprehensive income	$104,075	$88,889	$70,696

Refer to accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2025	2024

Assets
Current assets:
Cash and cash equivalents	$30,242	$18,315
Short-term investments	64,323	57,228

Total cash, cash equivalents, and short-term investments	94,565	75,543
Accounts receivable, net of allowance for doubtful accounts of $944 and $830	69,905	56,924
Inventories	938	1,246
Other current assets	25,723	26,021

Total current assets	191,131	159,734
Property and equipment, net of accumulated depreciation of $93,653 and $76,421	204,966	135,591
Operating lease right-of-use assets	24,823	18,961
Equity and other investments	15,405	14,600
Goodwill	119,509	119,220
Intangible assets, net	22,604	27,597
Other long-term assets	40,565	36,460

Total assets	$619,003	$512,163

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,724	$21,996
Short-term debt	0	6,693
Current portion of long-term debt	2,999	2,249
Accrued compensation	13,709	12,564
Short-term income taxes	7,211	5,017
Short-term unearned revenue	64,555	57,582
Other current liabilities	25,020	19,185

Total current liabilities	141,218	125,286
Long-term debt	40,152	42,688
Long-term income taxes	25,986	27,931
Long-term unearned revenue	2,710	2,602
Deferred income taxes	2,835	2,618
Operating lease liabilities	17,437	15,497
Other long-term liabilities	45,186	27,064

Total liabilities	275,524	243,686

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,434 and 7,434	109,095	100,923
Retained earnings	237,731	173,144
Accumulated other comprehensive loss	(3,347)	(5,590)

Total stockholders’ equity	343,479	268,477

Total liabilities and stockholders’ equity	$619,003	$512,163

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2025	2024	2023

Operations
Net income	$101,832	$88,136	$72,361
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	34,153	22,287	13,861
Stock-based compensation expense	11,974	10,734	9,611
Net recognized losses on investments and derivatives	609	305	196
Deferred income taxes	(7,056)	(4,738)	(6,059)
Changes in operating assets and liabilities:
Accounts receivable	(10,581)	(7,191)	(4,087)
Inventories	309	1,284	1,242
Other current assets	(3,044)	(1,648)	(1,991)
Other long-term assets	(2,950)	(6,817)	(2,833)
Accounts payable	569	3,545	(2,721)
Unearned revenue	5,438	5,348	5,535
Income taxes	(38)	1,687	(358)
Other current liabilities	5,922	4,867	2,272
Other long-term liabilities	(975)	749	553

Net cash from operations	136,162	118,548	87,582

Financing
Proceeds from issuance (repayments) of debt, maturities of 90 days or less, net	(5,746)	5,250	0
Proceeds from issuance of debt	0	24,395	0
Repayments of debt	(3,216)	(29,070)	(2,750)
Common stock issued	2,056	2,002	1,866
Common stock repurchased	(18,420)	(17,254)	(22,245)
Common stock cash dividends paid	(24,082)	(21,771)	(19,800)
Other, net	(2,291)	(1,309)	(1,006)

Net cash used in financing	(51,699)	(37,757)	(43,935)

Investing
Additions to property and equipment	(64,551)	(44,477)	(28,107)
Acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets	(5,978)	(69,132)	(1,670)
Purchases of investments	(29,775)	(17,732)	(37,651)
Maturities of investments	16,079	24,775	33,510
Sales of investments	9,309	10,894	14,354
Other, net	2,317	(1,298)	(3,116)

Net cash used in investing	(72,599)	(96,970)	(22,680)

Effect of foreign exchange rates on cash and cash equivalents	63	(210)	(194)

Net change in cash and cash equivalents	11,927	(16,389)	20,773
Cash and cash equivalents, beginning of period	18,315	34,704	13,931

Cash and cash equivalents, end of period	$30,242	$18,315	$34,704

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2025	2024	2023

Common stock and paid-in capital
Balance, beginning of period	$100,923	$93,718	$86,939
Common stock issued	2,056	2,002	1,866
Common stock repurchased	(5,856)	(5,712)	(4,696)
Stock-based compensation expense	11,974	10,734	9,611
Other, net	(2)	181	(2)

Balance, end of period	109,095	100,923	93,718

Retained earnings
Balance, beginning of period	173,144	118,848	84,281
Net income	101,832	88,136	72,361
Common stock cash dividends	(24,677)	(22,293)	(20,226)
Common stock repurchased	(12,568)	(11,547)	(17,568)

Balance, end of period	237,731	173,144	118,848

Accumulated other comprehensive loss
Balance, beginning of period	(5,590)	(6,343)	(4,678)
Other comprehensive income (loss)	2,243	753	(1,665)

Balance, end of period	(3,347)	(5,590)	(6,343)

Total stockholders’ equity	$343,479	$268,477	$206,223

Cash dividends declared per common share	$3.32	$3.00	$2.72

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

Recast of Certain Prior Period Information

In August 2024, we announced changes to the composition of our segments. These changes align our segments with how we currently manage our business, most notably bringing the commercial components of Microsoft 365 together in the Productivity and Business Processes segment. Beginning in fiscal year 2025, the information that our chief operating decision maker is regularly provided and reviews for purposes of allocating resources and assessing performance reflects these segment changes. Prior period segment information has been recast to conform to the way we internally manage and monitor our business during fiscal year 2025. These changes primarily impacted Note 8 – Goodwill, Note 12 – Unearned Revenue, and Note 18 – Segment Information and Geographic Data.

The recast of prior period information had no impact on our consolidated balance sheets, consolidated income statements, or consolidated cash flows statements.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price ("SSP") of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns; and determining the timing and amount of impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

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

Refer to Note 18 – Segment Information and Geographic Data for further information, including revenue by significant product and service offering.

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

Unearned revenue comprises mainly unearned revenue related to volume licensing programs, which may include cloud services and SA. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for consulting services to be performed in the future, LinkedIn subscriptions, Office 365 subscriptions, Xbox subscriptions, Windows post-delivery support, Dynamics business solutions, and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

Refer to Note 12 – Unearned Revenue for further information, including unearned revenue by segment and changes in unearned revenue during the period.

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

As of June 30, 2025 and 2024, long-term accounts receivable, net of allowance for doubtful accounts, was $5.2 billion and $4.9 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of June 30, 2025 and 2024, other receivables related to activities to facilitate the purchase of server components were $8.2 billion and $10.5 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of June 30, 2025 and 2024, our financing receivables, net were $4.3 billion and $4.5 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets.

PART II

Item 8

We record an allowance for doubtful accounts which reflects our best estimate of credit losses inherent in the accounts receivable and financing receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

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

Cost of Revenue

Cost of revenue includes: costs incurred to support and maintain cloud-based and other online products and services, including datacenter costs and royalties; manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; traffic acquisition costs to drive traffic to our websites and to acquire online advertising space; and costs associated with the delivery of consulting services.

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs and the depreciation and amortization of assets used to conduct research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $2.1 billion, $1.7 billion, and $904 million in fiscal years 2025, 2024, and 2023, respectively.

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

PART II

Item 8

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: software developed or acquired for internal use, three years; computer equipment, two to six years; buildings and improvements, five to 15 years; leasehold improvements, three to 15 years; and furniture and equipment, one to 10 years. Land is not depreciated.

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

Recently Adopted Accounting Guidance

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. We adopted the standard beginning with our annual reporting for fiscal year 2025. The adoption resulted in incremental segment reporting disclosures, most notably disclosure of cost of revenue and operating expenses for each reportable segment. Refer to Note 18 – Segment Information and Geographic Data.

Recent Accounting Guidance Not Yet Adopted

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

PART II

Item 8

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)

Year Ended June 30,	2025	2024	2023

Net income available for common shareholders (A)	$101,832	$88,136	$72,361

Weighted average outstanding shares of common stock (B)	7,433	7,431	7,446
Dilutive effect of stock-based awards	32	38	26

Common stock and common stock equivalents (C)	7,465	7,469	7,472

Earnings Per Share

Basic (A/B)	$13.70	$11.86	$9.72
Diluted (A/C)	$13.64	$11.80	$9.68

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Interest and dividends income	$2,647	$3,157	$2,994
Interest expense	(2,385)	(2,935)	(1,968)
Net recognized gains (losses) on investments	(349)	(118)	260
Net losses on derivatives	(260)	(187)	(456)
Net gains (losses) on foreign currency remeasurements	171	(244)	181
Other, net	(4,725)	(1,319)	(223)

Total	$(4,901)	$(1,646)	$788

Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

PART II

Item 8

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Realized gains from sales of available-for-sale securities	$40	$22	$36
Realized losses from sales of available-for-sale securities	(65)	(98)	(124)
Impairments and allowance for credit losses	8	23	(10)

Total	$(17)	$(53)	$(98)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Net realized gains on investments sold	$83	$18	$75
Net unrealized gains on investments still held	536	146	303
Impairments of investments	(951)	(229)	(20)

Total	$(332)	$(65)	$358

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$10,880	$0	$0	$10,880	$9,939	$941	$0
Certificates of deposit	Level 2	2,653	0	0	2,653	2,309	344	0
U.S. government securities	Level 1	52,878	71	(1,462)	51,487	4,742	46,745	0
U.S. agency securities	Level 2	2,686	0	0	2,686	496	2,190	0
Foreign government bonds	Level 2	349	24	(9)	364	0	364	0
Mortgage- and asset-backed securities	Level 2	2,558	10	(27)	2,541	0	2,541	0
Corporate notes and bonds	Level 2	10,763	124	(101)	10,786	0	10,786	0
Corporate notes and bonds	Level 3	2,511	65	(5)	2,571	0	111	2,460
Municipal securities	Level 2	207	1	(7)	201	0	201	0
Municipal securities	Level 3	104	0	(14)	90	0	90	0

Total debt investments		$85,589	$295	$(1,625)	$84,259	$17,486	$64,313	$2,460

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,577	$1,045	$0	$3,532
Equity investments	Other				9,141	0	0	9,141

Total equity investments					$13,718	$1,045	$0	$12,673

Cash					$11,711	$11,711	$0	$0
Derivatives, net (a)					282	0	10	272

Total					$109,970	$30,242	$64,323	$15,405

PART II

Item 8

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2024

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$4,666	$0	$0	$4,666	$4,666	$0	$0
Certificates of deposit	Level 2	1,547	0	0	1,547	1,503	44	0
U.S. government securities	Level 1	49,603	4	(2,948)	46,659	14	46,645	0
U.S. agency securities	Level 2	17	0	0	17	0	17	0
Foreign government bonds	Level 2	319	3	(16)	306	0	306	0
Mortgage- and asset-backed securities	Level 2	944	3	(35)	912	0	912	0
Corporate notes and bonds	Level 2	9,106	28	(318)	8,816	0	8,816	0
Corporate notes and bonds	Level 3	1,641	0	(1)	1,640	0	140	1,500
Municipal securities	Level 2	262	0	(13)	249	0	249	0
Municipal securities	Level 3	104	0	(17)	87	0	87	0

Total debt investments		$68,209	$38	$(3,348)	$64,899	$6,183	$57,216	$1,500

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,547	$561	$0	$2,986
Equity investments	Other				10,114	0	0	10,114

Total equity investments					$13,661	$561	$0	$13,100

Cash					$11,571	$11,571	$0	$0
Derivatives, net (a)					12	0	12	0

Total					$90,143	$18,315	$57,228	$14,600

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2025 and 2024, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $2.9 billion and $3.9 billion, respectively. Equity investments measured using the equity method were $6.0 billion as of both June 30, 2025 and 2024.

PART II

Item 8

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2025

U.S. government and agency securities	$2,569	$(51)	$34,608	$(1,411)	$37,177	$(1,462)
Foreign government bonds	43	(2)	106	(7)	149	(9)
Mortgage- and asset-backed securities	841	(4)	189	(23)	1,030	(27)
Corporate notes and bonds	1,107	(8)	3,105	(98)	4,212	(106)
Municipal securities	0	0	168	(21)	168	(21)

Total	$4,560	$(65)	$38,176	$(1,560)	$42,736	$(1,625)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2024

U.S. government and agency securities	$529	$(12)	$45,821	$(2,936)	$46,350	$(2,948)
Foreign government bonds	79	(2)	180	(14)	259	(16)
Mortgage- and asset-backed securities	201	(1)	409	(34)	610	(35)
Corporate notes and bonds	1,310	(9)	5,779	(310)	7,089	(319)
Municipal securities	38	(1)	243	(29)	281	(30)

Total	$2,157	$(25)	$52,432	$(3,323)	$54,589	$(3,348)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of June 30, 2025:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

June 30, 2025

Due in one year or less	$35,108	$34,952
Due after one year through five years	42,460	41,481
Due after five years through 10 years	6,530	6,424
Due after 10 years	1,491	1,402

Total	$85,589	$84,259

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2025, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

PART II

Item 8

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2025	June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,150	1,100

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	15,214	7,167
Foreign exchange contracts sold	43,307	31,793
Equity contracts purchased	5,434	4,016
Equity contracts sold	2,189	2,165
Other contracts purchased	2,769	2,113
Other contracts sold	1,242	811

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	June 30, 2025		June 30, 2024

Designated as Hedging Instruments

Foreign exchange contracts	$89	$(44)	$24	$(76)
Interest rate contracts	15	0	19	0

Not Designated as Hedging Instruments

Foreign exchange contracts	248	(809)	213	(230)
Equity contracts	385	(983)	63	(491)
Other contracts	21	(1)	12	(3)

Gross amounts of derivatives	758	(1,837)	331	(800)
Gross amounts of derivatives offset in the balance sheets	(258)	260	(151)	152
Cash collateral received	0	(99)	0	(104)

Net amounts of derivatives	$500	$(1,676)	$180	$(752)

Reported as

Short-term investments	$10	$0	$12	$0
Other current assets	201	0	149	0
Equity and other investments	272	0	0	0
Other long-term assets	17	0	19	0
Other current liabilities	0	(1,639)	0	(401)
Other long-term liabilities	0	(37)	0	(351)

Total	$500	$(1,676)	$180	$(752)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $452 million and $1.8 billion, respectively, as of June 30, 2025, and $304 million and $800 million, respectively, as of June 30, 2024.

PART II

Item 8

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2025

Derivative assets	$1	$474	$283	$758
Derivative liabilities	0	(1,832)	(5)	(1,837)

June 30, 2024

Derivative assets	0	327	4	331
Derivative liabilities	(1)	(799)	0	(800)

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$5	$(23)	$(65)
Hedged items	(45)	(25)	38

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	103	(48)	61

Not Designated as Hedging Instruments

Foreign exchange contracts	(938)	367	(73)
Equity contracts	(266)	(177)	(420)
Other contracts	21	(15)	(41)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$77	$(14)	$34

NOTE 6 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2025	2024

Land	$9,338	$8,163
Buildings and improvements	137,921	93,943
Leasehold improvements	12,117	9,594
Computer equipment and software	132,836	93,780
Furniture and equipment	6,407	6,532

Total, at cost	298,619	212,012
Accumulated depreciation	(93,653)	(76,421)

Total, net	$204,966	$135,591

During fiscal years 2025, 2024, and 2023, depreciation expense was $22.0 billion, $15.2 billion, and $11.0 billion, respectively.

As of June 30, 2025, 2024, and 2023, purchases of property and equipment remaining in accounts payable were $6.9 billion, $4.3 billion, and $3.8 billion, respectively. As of June 30, 2025, we have committed $32.1 billion for the construction of new buildings, building improvements, and leasehold improvements, primarily related to datacenters.

PART II

Item 8

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

PART II

Item 8

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2023	Acquisitions	Other	June 30, 2024	Acquisitions	Other	June 30, 2025

Productivity and Business Processes	$31,359	$0	$2	$31,361	$0	$96	$31,457
Intelligent Cloud	25,676	0	(28)	25,648	0	41	25,689
More Personal Computing	10,851	51,235	125	62,211	0	152	62,363

Total	$67,886	$51,235	$99	$119,220	$0	$289	$119,509

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

No instances of impairment were identified in our May 1, 2025, May 1, 2024, or May 1, 2023 tests. As of June 30, 2025 and 2024, accumulated goodwill impairment was $11.3 billion.

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,			2025			2024

Marketing-related	$16,502	$(3,901)	$12,601	$16,500	$(3,101)	$13,399
Technology-based	22,560	(14,959)	7,601	21,913	(10,741)	11,172
Customer-related	4,278	(2,050)	2,228	6,038	(3,051)	2,987
Contract-based	217	(43)	174	58	(19)	39

Total	$43,557	$(20,953)	$22,604	$44,509	$(16,912)	$27,597

No material impairments of intangible assets were identified during fiscal years 2025, 2024, or 2023. We estimate that we have no significant residual value related to our intangible assets.

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2025		2024

Marketing-related	$13	10 years	$11,619	24 years
Technology-based	912	9 years	10,947	4 years
Customer-related	0	0 years	660	4 years
Contract-based	171	5 years	38	4 years

Total	$1,096	9 years	$23,264	14 years

Intangible assets amortization expense was $6.0 billion, $4.8 billion, and $2.5 billion for fiscal years 2025, 2024, and 2023, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2025:

(In millions)

Year Ending June 30,

2026	$4,594
2027	2,901
2028	2,034
2029	1,851
2030	1,382
Thereafter	9,842

Total	$22,604

PART II

Item 8

NOTE 10 — DEBT

Short-term Debt

As of June 30, 2025, we had no commercial paper issued or outstanding. As of June 30, 2024, we had $6.7 billion of commercial paper issued and outstanding, with a weighted average interest rate of 5.4% and maturities ranging from 28 days to 152 days. The estimated fair value of this commercial paper approximates its carrying value.

Long-term Debt

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			June 30, 2025	June 30, 2024

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,700	2,465
2015 issuance of $23.8 billion	2025	–	2055	3.13%	–	4.75%	3.18%	–	4.78%	7,555	9,805
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										49,206	51,221
Unamortized discount and issuance costs										(1,155)	(1,227)
Hedge fair value adjustments (a)										(36)	(81)
Premium on debt exchange										(4,864)	(4,976)

Total debt										43,151	44,937
Current portion of long-term debt										(2,999)	(2,249)

Long-term debt										$40,152	$42,688

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of June 30, 2025 and 2024, the estimated fair value of long-term debt, including the current portion, was $40.4 billion and $42.3 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually. Cash paid for interest on our debt for fiscal years 2025, 2024, and 2023 was $1.6 billion, $1.7 billion, and $1.7 billion, respectively.

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2025:

(In millions)

Year Ending June 30,

2026	$3,000
2027	9,250
2028	0
2029	2,054
2030	0
Thereafter	34,902

Total	$49,206

PART II

Item 8

NOTE 11 — INCOME TAXES

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Current Taxes

U.S. federal	$14,086	$12,165	$14,009
U.S. state and local	3,342	2,366	2,322
Foreign	11,423	9,858	6,678

Current taxes	$28,851	$24,389	$23,009

Deferred Taxes

U.S. federal	$(6,250)	$(4,791)	$(6,146)
U.S. state and local	(1,087)	(379)	(477)
Foreign	281	432	564

Deferred taxes	$(7,056)	$(4,738)	$(6,059)

Provision for income taxes	$21,795	$19,651	$16,950

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

U.S.	$69,212	$62,886	$52,917
Foreign	54,415	44,901	36,394

Income before income taxes	$123,627	$107,787	$89,311

Effective Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2025	2024	2023

Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign earnings taxed at lower rates	(1.5)%	(1.4)%	(1.8)%
Foreign-derived intangible income deduction	(1.0)%	(1.1)%	(1.3)%
State income taxes, net of federal benefit	1.5%	1.5%	1.6%
Research and development credit	(1.1)%	(1.1)%	(1.1)%
Excess tax benefits relating to stock-based compensation	(0.9)%	(1.1)%	(0.7)%
Interest, net	1.0%	1.1%	0.8%
Other reconciling items, net	(1.4)%	(0.7)%	0.5%

Effective rate	17.6%	18.2%	19.0%

The decrease from the federal statutory rate in fiscal years 2025, 2024, and 2023 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland. In fiscal years 2025, 2024, and 2023, our foreign regional operating center in Ireland, which is taxed at a rate lower than the U.S. rate, generated 81%, 83%, and 81% of our foreign income before tax. Other reconciling items, net consists primarily of tax credits and the U.S. global intangible low-taxed income tax, and in fiscal year 2024, includes tax benefits from tax law changes. In fiscal year 2024, tax benefits from tax law changes primarily relate to the delay of the effective date of final foreign tax credit regulations. In fiscal years 2025, 2024, and 2023, there were no individually significant other reconciling items.

PART II

Item 8

The decrease in our effective tax rate for fiscal year 2025 compared to fiscal year 2024 was due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries. The decrease in our effective tax rate for fiscal year 2024 compared to fiscal year 2023 was primarily due to tax benefits from tax law changes, including the delay of the effective date of final foreign tax credit regulations.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2025	2024

Deferred Income Tax Assets

Stock-based compensation expense	$909	$765
Accruals, reserves, and other expenses	5,050	4,381
Loss and credit carryforwards	2,114	1,741
Amortization	4,118	4,159
Leasing liabilities	12,874	6,504
Unearned revenue	4,324	3,717
Book/tax basis differences in investments and debt	303	9
Capitalized research and development	16,891	11,442
Other	529	426

Deferred income tax assets	47,112	33,144
Less valuation allowance	(1,169)	(1,045)

Deferred income tax assets, net of valuation allowance	$45,943	$32,099

Deferred Income Tax Liabilities

Leasing assets	$(12,696)	$(6,503)
Depreciation	(5,699)	(3,940)
Deferred tax on foreign earnings	(1,148)	(1,837)
Other	(127)	(167)

Deferred income tax liabilities	$(19,670)	$(12,447)

Net deferred income tax assets	$26,273	$19,652

Reported As

Other long-term assets	$29,108	$22,270
Long-term deferred income tax liabilities	(2,835)	(2,618)

Net deferred income tax assets	$26,273	$19,652

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

As of June 30, 2025, we had federal, state, and foreign net operating loss carryforwards of $390 million, $836 million, and $2.6 billion, respectively. The federal and state net operating loss carryforwards have varying expiration dates ranging from fiscal year 2026 to 2045 or indefinite carryforward periods, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation but are expected to be realized with the exception of those which have a valuation allowance. As of June 30, 2025, we had $816 million federal capital loss carryforwards for U.S. tax purposes. The federal capital loss carryforwards will expire in fiscal year 2030 if not utilized.

The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards, federal capital loss carryforwards, and other net deferred tax assets that may not be realized.

Income taxes paid, net of refunds, were $28.7 billion, $23.4 billion, and $23.1 billion in fiscal years 2025, 2024, and 2023, respectively.

PART II

Item 8

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2025, 2024, and 2023, were $24.7 billion, $22.8 billion, and $17.1 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2025, 2024, and 2023 by $21.2 billion, $19.6 billion, and $14.4 billion, respectively.

As of June 30, 2025, 2024, and 2023, we had accrued interest expense related to uncertain tax positions of $8.2 billion, $6.8 billion, and $5.2 billion, respectively, net of income tax benefits. The provision for income taxes for fiscal years 2025, 2024, and 2023 included interest expense related to uncertain tax positions of $1.3 billion, $1.5 billion, and $918 million, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Beginning unrecognized tax benefits	$22,760	$17,120	$15,593
Decreases related to settlements	(240)	(76)	(329)
Increases for tax positions related to the current year	2,066	1,903	1,051
Increases for tax positions related to prior years	468	4,289	870
Decreases for tax positions related to prior years	(300)	(464)	(60)
Decreases due to lapsed statutes of limitations	(25)	(12)	(5)

Ending unrecognized tax benefits	$24,729	$22,760	$17,120

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of June 30, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2020 and thereafter.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2025	2024

Productivity and Business Processes	$50,567	$43,599
Intelligent Cloud	14,022	13,683
More Personal Computing	2,676	2,902

Total	$67,265	$60,184

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

PART II

Item 8

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2025

Balance, beginning of period	$60,184
Deferral of revenue	186,957
Recognition of unearned revenue	(179,876)

Balance, end of period	$67,265

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $375 billion as of June 30, 2025, of which $368 billion is related to the commercial portion of revenue. We expect to recognize approximately 40% of our total company remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Operating lease cost	$5,524	$3,555	$2,875

Finance lease cost:
Amortization of right-of-use assets	$3,408	$1,800	$1,352
Interest on lease liabilities	1,417	734	501

Total finance lease cost	$4,825	$2,534	$1,853

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,931	$3,550	$2,706
Operating cash flows from finance leases	1,372	734	501
Financing cash flows from finance leases	2,283	1,286	1,056

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,826	6,703	3,514
Finance leases	20,511	11,633	3,128

PART II

Item 8

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2025	2024

Operating Leases

Operating lease right-of-use assets	$24,823	$18,961

Other current liabilities	$5,424	$3,580
Operating lease liabilities	17,437	15,497

Total operating lease liabilities	$22,861	$19,077

Finance Leases

Property and equipment, at cost	$53,876	$32,248
Accumulated depreciation	(9,861)	(6,386)

Property and equipment, net	$44,015	$25,862

Other current liabilities	$3,172	$2,349
Other long-term liabilities	43,000	24,796

Total finance lease liabilities	$46,172	$27,145

Weighted Average Remaining Lease Term

Operating leases	6 years	7 years
Finance leases	13 years	12 years

Weighted Average Discount Rate

Operating leases	3.5%	3.3%
Finance leases	4.2%	3.9%

The following table outlines maturities of our lease liabilities as of June 30, 2025:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2026	$6,111	$5,008
2027	5,237	5,157
2028	3,495	5,187
2029	2,419	4,521
2030	2,017	4,382
Thereafter	6,202	36,251

Total lease payments	25,481	60,506
Less imputed interest	(2,620)	(14,334)

Total	$22,861	$46,172

As of June 30, 2025, we had additional leases, primarily for datacenters, that had not yet commenced of $92.7 billion. These leases will commence between fiscal year 2026 and fiscal year 2031 with lease terms of 1 year to 20 years.

NOTE 14 — CONTINGENCIES

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In October 2024, the IDPC provided LinkedIn with a final decision alleging GDPR violations and assessing a fine. In November 2024, LinkedIn appealed the final decision to the Irish courts, and the next hearing is scheduled for December 2025.

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

As of June 30, 2025, we accrued aggregate legal liabilities of $541 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Balance, beginning of year	7,434	7,432	7,464
Issued	31	34	37
Repurchased	(31)	(32)	(69)

Balance, end of year	7,434	7,434	7,432

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021 and was completed in April 2025.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in April 2025, following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time. As of June 30, 2025, $57.3 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2025		2024		2023

First Quarter	7	$2,800	11	$3,560	17	$4,600
Second Quarter	8	3,500	7	2,800	20	4,600
Third Quarter	8	3,500	7	2,800	18	4,600
Fourth Quarter	8	3,200	7	2,800	14	4,600

Total	31	$13,000	32	$11,960	69	$18,400

All repurchases were made using cash resources. Shares repurchased during the fourth quarter of fiscal year 2025 were under the share repurchase programs approved on September 14, 2021 and September 16, 2024. All other shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $5.4 billion, $5.3 billion, and $3.8 billion for fiscal years 2025, 2024, and 2023, respectively.

PART II

Item 8

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2025				(In millions)

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,170
December 3, 2024	February 20, 2025	March 13, 2025	0.83	6,169
March 11, 2025	May 15, 2025	June 12, 2025	0.83	6,169
June 10, 2025	August 21, 2025	September 11, 2025	0.83	6,170

Total			$3.32	$24,678

Fiscal Year 2024

September 19, 2023	November 16, 2023	December 14, 2023	$0.75	$5,574
November 28, 2023	February 15, 2024	March 14, 2024	0.75	5,573
March 12, 2024	May 16, 2024	June 13, 2024	0.75	5,574
June 12, 2024	August 15, 2024	September 12, 2024	0.75	5,574

Total			$3.00	$22,295

The dividend declared on June 10, 2025 was included in other current liabilities as of June 30, 2025.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2025	2024	2023

Derivatives

Balance, beginning of period	$(3)	$(27)	$(13)
Unrealized gains (losses), net of tax of $20, $(4), and $9	77	(14)	34
Reclassification adjustments for (gains) losses included in other income (expense), net	(103)	48	(61)
Tax expense (benefit) included in provision for income taxes	21	(10)	13

Amounts reclassified from accumulated other comprehensive loss	(82)	38	(48)

Net change related to derivatives, net of tax of $(1), $6, and $(4)	(5)	24	(14)

Balance, end of period	$(8)	$(3)	$(27)

Investments

Balance, beginning of period	$(2,625)	$(3,582)	$(2,138)
Unrealized gains (losses), net of tax of $411, $247, and $(393)	1,560	915	(1,523)
Reclassification adjustments for losses included in other income (expense), net	17	53	99
Tax benefit included in provision for income taxes	(3)	(11)	(20)

Amounts reclassified from accumulated other comprehensive loss	14	42	79

Net change related to investments, net of tax of $414, $258, and $(373)	1,574	957	(1,444)

Balance, end of period	$(1,051)	$(2,625)	$(3,582)

Translation Adjustments and Other

Balance, beginning of period	$(2,962)	$(2,734)	$(2,527)
Translation adjustments and other, net of tax of $8, $0, and $0	674	(228)	(207)

Balance, end of period	$(2,288)	$(2,962)	$(2,734)

Accumulated other comprehensive loss, end of period	$(3,347)	$(5,590)	$(6,343)

PART II

Item 8

NOTE 17 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Stock-based compensation expense	$11,974	$10,734	$9,611
Income tax benefits related to stock-based compensation	2,027	1,826	1,651

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

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2025	2024	2023

Dividends per share (quarterly amounts)	$0.75 – 0.83	$0.68 – 0.75	$0.62 – 0.68
Interest rates	3.4% – 5.5%	3.8% – 5.6%	2.0% – 5.4%

During fiscal year 2025, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	88	$292.28
Granted (a)	39	413.90
Vested	(38)	293.25
Forfeited	(7)	317.23

Nonvested balance, end of year	82	$347.44

(a)
Includes 1 million of PSUs granted at target and performance adjustments above target levels for each of the fiscal years 2025, 2024, and 2023.

As of June 30, 2025, total unrecognized compensation costs related to stock awards were $21.6 billion. These costs are expected to be recognized over a weighted average period of three years. The weighted average grant-date fair value of stock awards granted was $413.90, $339.46, and $252.59 for fiscal years 2025, 2024, and 2023, respectively. The fair value of stock awards vested was $16.2 billion, $16.0 billion, and $11.9 billion, for fiscal years 2025, 2024, and 2023, respectively. As of June 30, 2025, an aggregate of 98 million shares were authorized for future grant under our stock plans.

PART II

Item 8

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period.

Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2025	2024	2023

Shares purchased	6	6	7
Average price per share	$385.10	$339.46	$245.59

As of June 30, 2025, 62 million shares of our common stock were reserved for future issuance through the ESPP.

Savings Plans

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We match a portion of each dollar a participant contributes into the plans. Employer-funded retirement benefits for all plans were $1.8 billion, $1.7 billion, and $1.6 billion in fiscal years 2025, 2024, and 2023, respectively, and were expensed as contributed.

NOTE 18 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements. The primary profitability measure used by the CODM to review segment operating results is operating income. The CODM uses operating income to allocate resources during our annual planning process and throughout the year, as well as to assess the performance of our segments, primarily by monitoring actual results compared to prior periods and expected results. During the periods presented, we reported our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•
Microsoft 365 Commercial products and cloud services, including Microsoft 365 Commercial cloud, comprising Microsoft 365 Commercial, Enterprise Mobility + Security, the cloud portion of Windows Commercial, the per-user portion of Power BI, Exchange, SharePoint, Microsoft Teams, Microsoft 365 Security and Compliance, and Microsoft 365 Copilot; and Microsoft 365 Commercial products, comprising Windows Commercial on-premises and Office licensed on-premises.
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

PART II

Item 8

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that power modern business and developers. This segment primarily comprises:

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

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•
Windows and Devices, including Windows OEM licensing (Windows Pro and non-Pro licenses sold through the OEM channel) and Devices, comprising Surface and PC accessories.
•
Gaming, including Xbox hardware and Xbox content and services, comprising first- and third-party content (including games and in-game content), Xbox Game Pass and other subscriptions, Xbox Cloud Gaming, advertising, and other cloud services.
•
Search and news advertising, comprising Bing and Copilot, Microsoft News, Microsoft Edge, and third-party affiliates.

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

PART II

Item 8

Segment revenue, cost of revenue, operating expenses, and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2025	2024	2023

Productivity and Business Processes

Revenue	$120,810	$106,820	$94,151
Cost of revenue	22,422	19,611	17,202
Operating expenses	28,615	27,548	26,875

Operating Income	$69,773	$59,661	$50,074

Intelligent Cloud

Revenue	$106,265	$87,464	$72,944
Cost of revenue	40,171	29,611	24,109
Operating expenses	21,505	20,040	20,424

Operating Income	$44,589	$37,813	$28,411

More Personal Computing

Revenue	$54,649	$50,838	$44,820
Cost of revenue	25,238	24,892	24,552
Operating expenses	15,245	13,987	10,230

Operating Income	$14,166	$11,959	$10,038

Total

Revenue	$281,724	$245,122	$211,915
Cost of revenue	87,831	74,114	65,863
Operating expenses	65,365	61,575	57,529

Operating Income	$128,528	$109,433	$88,523

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2025, 2024, or 2023. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

United States (a)	$144,546	$124,704	$106,744
Other countries	137,178	120,418	105,171

Total	$281,724	$245,122	$211,915

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2025	2024	2023

Server products and cloud services	$98,435	$79,828	$65,007
Microsoft 365 Commercial products and cloud services	87,767	76,969	66,949
Gaming	23,455	21,503	15,466
LinkedIn	17,812	16,372	14,989
Windows and Devices	17,314	17,026	17,147
Search and news advertising	13,878	12,306	12,125
Dynamics products and cloud services	7,827	6,831	5,796
Enterprise and partner services	7,760	7,594	7,900
Microsoft 365 Consumer products and cloud services	7,404	6,648	6,417
Other	72	45	119

Total	$281,724	$245,122	$211,915

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $168.9 billion, $137.7 billion, and $111.6 billion in fiscal years 2025, 2024, and 2023, respectively. These amounts are included in Microsoft 365 Commercial products and cloud services, Server products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2025	2024	2023

United States	$230,069	$186,106	$114,380
Other countries	141,833	115,263	72,859

Total	$371,902	$301,369	$187,239

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
o
Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
o
Tested management's identification and treatment of contract terms.
o
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

PART II

Item 8

Income Taxes – Uncertain Tax Positions – Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company’s long-term income taxes liability includes uncertain tax positions related to transfer pricing issues that remain unresolved with the Internal Revenue Service (“IRS”). The Company remains under IRS audit, or subject to IRS audit, for tax years subsequent to 2003. During fiscal year 2024, the Company received Notices of Proposed Adjustments (“NOPAs”) for the tax years 2004 to 2013, primarily related to intercompany transfer pricing. While the Company has settled a portion of the IRS audits, resolution of the remaining matters could have a material impact on the Company’s financial statements.

Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior-year audit settlements. Given the complexity and the subjective nature of certain transfer pricing issues that remain unresolved with the IRS, evaluating management’s estimates relating to their determination of uncertain tax positions required a high degree of auditor judgment, including involvement of our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s estimates of uncertain tax positions related to unresolved transfer pricing issues included the following:

•
We evaluated management’s methods and assumptions used in the measurement and disclosure of uncertain tax positions, which included testing the effectiveness of the related internal controls.
•
We tested the reasonableness of management’s judgments regarding the future resolution of uncertain tax positions, as follows:
o
We evaluated whether management had appropriately considered new information that could significantly change the measurement of the uncertain tax positions.
o
We evaluated the reasonableness of management’s estimates by considering how changes in tax law, including statutes, regulations, and recent case law, impacted management’s judgments.
•
We evaluated the appropriateness of the disclosures in relation to the underlying facts, judgments, and conclusions.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2025

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2025; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated July 30, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2025

PART II, III

Item 9B, 9C, 10, 11, 12, 13

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 5, 2025 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. Information about our trading policies and procedures can be found under the caption “Insider Trading Policies and Procedures” in the Proxy Statement. That information is incorporated herein by reference.

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

We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.

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

PART III

Item 14

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

(b)
Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/2016

3.2	Bylaws of Microsoft Corporation		8-K		3.2	7/1/2025

4.1	Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	10/29/2015

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/2009

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/2010

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/2011

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/2012

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/2013

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/2013

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/2013

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/2013

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/12/2015

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	11/3/2015

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	8/5/2016

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.15	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/2017

4.16	Thirteenth Supplemental Indenture for 2.525% Notes due 2050 and 2.675% Notes due 2060, dated as of June 1, 2020, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	6/1/2020

4.17	Fourteenth Supplemental Indenture for 2.921% Notes due 2052 and 3.041% Notes due 2062, dated as of March 17, 2021, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	3/17/2021

4.18	Fifteenth Supplemental Indenture, dated as of November 6, 2023, by and between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	11/6/2023

4.19	Indenture, dated as of September 19, 2016, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.9	11/6/2023

4.20	Base Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027, 1.350% Senior Notes due 2030, 4.500% Senior Notes due 2047 and 2.500% Senior Notes due 2050		8-K		4.10	11/6/2023

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.21	First Supplemental Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.11	11/6/2023

4.22	Second Supplemental Indenture, dated as of August 10, 2020, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K		4.12	11/6/2023

4.23	First Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.13	11/6/2023

4.24	Third Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.14	11/6/2023

4.25	Fourth Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K		4.15	11/6/2023

4.26	Description of Securities		10-K	6/30/2024	4.26	7/30/2024

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.1	10/20/2016

10.2*	Microsoft Corporation Employee Stock Purchase Plan		DEF14A		Annex A	10/14/2021

10.3*	Microsoft Corporation Deferred Compensation Plan		10-K	6/30/2024	10.5	7/30/2024

10.4*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/2017

10.5*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/2018

10.6*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/2018

10.7	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	X

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.8	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	X

10.9*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	12/31/2017	10.14	1/31/2018

10.10*	Microsoft Corporation Executive Incentive Plan		8-K		10.1	9/19/2018

10.11*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/2016	10.17	10/20/2016

10.12*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.18	10/20/2016

10.13*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.25	10/20/2016

10.14*	Senior Executive Severance Benefit Plan		10-Q	9/30/2016	10.22	10/20/2016

10.15*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/2014

10.16*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/2014	10.24	1/26/2015

10.17*	Offer Letter, dated October 25, 2020, between Microsoft Corporation and Christopher Young		10-Q	9/30/2021	10.27	10/26/2021

19.1	General Insider Trading Policy		10-K	6/30/2024	19.1	7/30/2024

19.2	Restricted Trading Window Policy		10-K	6/30/2024	19.2	7/30/2024

19.3	Insider Trading Compliance and Preclearance Policies for Section 16 Officers and Directors of Microsoft		10-K	6/30/2024	19.3	7/30/2024

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Microsoft Corporation Executive Compensation Recovery Policy		10-K	6/30/2024	97.1	7/30/2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

* Indicates a management contract or compensatory plan or arrangement.

** Furnished, not filed.

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 30, 2025.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 30, 2025.

Signature	Title

/s/ SATYA NADELLA	Chairman and Chief Executive Officer (Principal Executive Officer)
Satya Nadella

/s/ REID G. HOFFMAN	Director
Reid G. Hoffman

/s/ HUGH F. JOHNSTON	Director
Hugh F. Johnston

/s/ TERI L. LIST	Director
Teri L. List

/s/ CATHERINE MACGREGOR	Director
Catherine MacGregor

/s/ MARK A. L. MASON	Director
Mark A. L. Mason

/s/ SANDRA E. PETERSON	Lead Independent Director
Sandra E. Peterson

/s/ PENNY S. PRITZKER	Director
Penny S. Pritzker

/s/ CARLOS A. RODRIGUEZ	Director
Carlos A. Rodriguez

/s/ CHARLES W. SCHARF	Director
Charles W. Scharf

/s/ JOHN W. STANTON	Director
John W. Stanton

/s/ EMMA N. WALMSLEY	Director
Emma N. Walmsley

/s/ AMY E. HOOD	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Amy E. Hood

/s/ ALICE L. JOLLA	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Alice L. Jolla