Form 10-Q
period 2025-09-30
MICROSOFT CORP
filed 2025-10-29
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2025

Common Stock, $0.00000625 par value per share	7,432,377,655 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2025	2024

Revenue:
Product	$15,922	$15,272
Service and other	61,751	50,313

Total revenue	77,673	65,585

Cost of revenue:
Product	2,922	3,294
Service and other	21,121	16,805

Total cost of revenue	24,043	20,099

Gross margin	53,630	45,486
Research and development	8,146	7,544
Sales and marketing	5,717	5,717
General and administrative	1,806	1,673

Operating income	37,961	30,552
Other expense, net	(3,660)	(283)

Income before income taxes	34,301	30,269
Provision for income taxes	6,554	5,602

Net income	$27,747	$24,667

Earnings per share:
Basic	$3.73	$3.32
Diluted	$3.72	$3.30

Weighted average shares outstanding:
Basic	7,433	7,433
Diluted	7,466	7,470

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2025	2024

Net income	$27,747	$24,667

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(3)	(10)
Net change related to investments	687	1,114
Translation adjustments and other	(98)	304

Other comprehensive income	586	1,408

Comprehensive income	$28,333	$26,075

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2025	June 30, 2025

Assets
Current assets:
Cash and cash equivalents	$28,849	$30,242
Short-term investments	73,163	64,323

Total cash, cash equivalents, and short-term investments	102,012	94,565
Accounts receivable, net of allowance for doubtful accounts of $687 and $944	52,894	69,905
Inventories	1,130	938
Other current assets	33,030	25,723

Total current assets	189,066	191,131
Property and equipment, net of accumulated depreciation of $98,880 and $93,653	230,861	204,966
Operating lease right-of-use assets	24,791	24,823
Equity and other investments	11,465	15,405
Goodwill	119,497	119,509
Intangible assets, net	21,236	22,604
Other long-term assets	39,435	40,565

Total assets	$636,351	$619,003

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,580	$27,724
Current portion of long-term debt	7,832	2,999
Accrued compensation	9,201	13,709
Short-term income taxes	3,655	7,211
Short-term unearned revenue	58,987	64,555
Other current liabilities	22,741	25,020

Total current liabilities	134,996	141,218
Long-term debt	35,376	40,152
Long-term income taxes	26,569	25,986
Long-term unearned revenue	2,546	2,710
Deferred income taxes	2,852	2,835
Operating lease liabilities	17,348	17,437
Other long-term liabilities	53,588	45,186

Total liabilities	273,275	275,524

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,434 and 7,434	110,964	109,095
Retained earnings	254,873	237,731
Accumulated other comprehensive loss	(2,761)	(3,347)

Total stockholders’ equity	363,076	343,479

Total liabilities and stockholders’ equity	$636,351	$619,003

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2025	2024

Operations
Net income	$27,747	$24,667
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	13,061	7,383
Stock-based compensation expense	2,983	2,832
Net recognized gains on investments and derivatives	(1,007)	(125)
Deferred income taxes	2,491	(1,433)
Changes in operating assets and liabilities:
Accounts receivable	16,490	14,037
Inventories	(192)	(373)
Other current assets	(1,162)	(82)
Other long-term assets	(394)	(1,761)
Accounts payable	(614)	(916)
Unearned revenue	(5,418)	(5,553)
Income taxes	(2,944)	1,016
Other current liabilities	(5,507)	(5,479)
Other long-term liabilities	(477)	(33)

Net cash from operations	45,057	34,180

Financing
Repayments of debt, maturities of 90 days or less	0	(5,746)
Repayments of debt	0	(966)
Common stock issued	689	706
Common stock repurchased	(5,650)	(4,107)
Common stock cash dividends paid	(6,169)	(5,574)
Other, net	(669)	(889)

Net cash used in financing	(11,799)	(16,576)

Investing
Additions to property and equipment	(19,394)	(14,923)
Acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets	(578)	(1,849)
Purchases of investments	(17,671)	(1,620)
Maturities of investments	6,031	2,136
Sales of investments	3,262	1,968
Other, net	(6,209)	(913)

Net cash used in investing	(34,559)	(15,201)

Effect of foreign exchange rates on cash and cash equivalents	(92)	122

Net change in cash and cash equivalents	(1,393)	2,525
Cash and cash equivalents, beginning of period	30,242	18,315

Cash and cash equivalents, end of period	$28,849	$20,840

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2025	2024

Common stock and paid-in capital
Balance, beginning of period	$109,095	$100,923
Common stock issued	689	706
Common stock repurchased	(1,801)	(1,485)
Stock-based compensation expense	2,983	2,832
Other, net	(2)	0

Balance, end of period	110,964	102,976

Retained earnings
Balance, beginning of period	237,731	173,144
Net income	27,747	24,667
Common stock cash dividends	(6,764)	(6,171)
Common stock repurchased	(3,841)	(2,711)

Balance, end of period	254,873	188,929

Accumulated other comprehensive loss
Balance, beginning of period	(3,347)	(5,590)
Other comprehensive income	586	1,408

Balance, end of period	(2,761)	(4,182)

Total stockholders’ equity	$363,076	$287,723

Cash dividends declared per common share	$0.91	$0.83

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2025 Form 10-K filed with the U.S. Securities and Exchange Commission on July 30, 2025.

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

We have an investment in OpenAI Global, LLC (“OpenAI”) and have made total funding commitments of $13 billion, of which $11.6 billion has been funded as of September 30, 2025. The investment is accounted for under the equity method of accounting, with our share of OpenAI’s income or loss recognized in other income (expense), net.

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

Contract Balances and Other Receivables

As of September 30, 2025 and June 30, 2025, long-term accounts receivable, net of allowance for doubtful accounts, was $5.0 billion and $5.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of September 30, 2025 and June 30, 2025, other receivables related to activities to facilitate the purchase of server components were $14.4 billion and $8.2 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of September 30, 2025 and June 30, 2025, our financing receivables, net were $3.9 billion and $4.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets. We record an allowance for doubtful accounts which reflects our best estimate of credit losses inherent in the accounts receivable and financing receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Recent Accounting Guidance

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve income tax disclosures. The guidance requires additional disclosure of disaggregated income taxes paid and prescribes standardized categories for the components of the effective tax rate reconciliation. We will adopt the standard on the effective date in our annual reporting for fiscal year 2026. The standard can be applied either prospectively or retrospectively.

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

PART I

Item 1

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)

Three Months Ended September 30,	2025	2024

Net income available for common shareholders (A)	$27,747	$24,667

Weighted average outstanding shares of common stock (B)	7,433	7,433
Dilutive effect of stock-based awards	33	37

Common stock and common stock equivalents (C)	7,466	7,470

Earnings Per Share

Basic (A/B)	$3.73	$3.32
Diluted (A/C)	$3.72	$3.30

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Interest and dividends income	$976	$681
Interest expense	(698)	(582)
Net recognized gains (losses) on investments	(572)	463
Net gains (losses) on derivatives	1,579	(338)
Net gains (losses) on foreign currency remeasurements	(22)	176
Other, net	(4,923)	(683)

Total	$(3,660)	$(283)

For the three months ended September 30, 2025 and 2024, other income (expense), net included $4.1 billion and $688 million, respectively, of net losses from investments in OpenAI, primarily net recognized losses on our equity method investment reflected in other, net.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Realized gains from sales of available-for-sale securities	$16	$8
Realized losses from sales of available-for-sale securities	(10)	(15)
Impairments and allowance for credit losses	4	12

Total	$10	$5

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Net realized gains on investments sold	$71	$65
Net unrealized gains (losses) on investments still held	(635)	412
Impairments of investments	(18)	(19)

Total	$(582)	$458

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$9,044	$0	$0	$9,044	$8,597	$447	$0
Certificates of deposit	Level 2	4,478	0	0	4,478	4,434	44	0
U.S. government securities	Level 1	54,749	119	(1,238)	53,630	1,143	52,487	0
U.S. agency securities	Level 2	5,584	0	0	5,584	2,100	3,484	0
Foreign government bonds	Level 2	392	13	(6)	399	0	399	0
Mortgage- and asset-backed securities	Level 2	3,587	20	(23)	3,584	0	3,584	0
Corporate notes and bonds	Level 2	12,246	174	(70)	12,350	0	12,350	0
Corporate notes and bonds	Level 3	2,055	568	0	2,623	0	113	2,510
Municipal securities	Level 2	162	1	(5)	158	0	158	0
Municipal securities	Level 3	104	0	(14)	90	0	90	0

Total debt investments		$92,401	$895	$(1,356)	$91,940	$16,274	$73,156	$2,510

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,111	$1,209	$0	$2,902
Equity investments	Other				4,871	0	0	4,871

Total equity investments					$8,982	$1,209	$0	$7,773

Cash					$11,366	$11,366	$0	$0
Derivatives, net (a)					1,189	0	7	1,182

Total					$113,477	$28,849	$73,163	$11,465

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$10,880	$0	$0	$10,880	$9,939	$941	$0
Certificates of deposit	Level 2	2,653	0	0	2,653	2,309	344	0
U.S. government securities	Level 1	52,878	71	(1,462)	51,487	4,742	46,745	0
U.S. agency securities	Level 2	2,686	0	0	2,686	496	2,190	0
Foreign government bonds	Level 2	349	24	(9)	364	0	364	0
Mortgage- and asset-backed securities	Level 2	2,558	10	(27)	2,541	0	2,541	0
Corporate notes and bonds	Level 2	10,763	124	(101)	10,786	0	10,786	0
Corporate notes and bonds	Level 3	2,511	65	(5)	2,571	0	111	2,460
Municipal securities	Level 2	207	1	(7)	201	0	201	0
Municipal securities	Level 3	104	0	(14)	90	0	90	0

Total debt investments		$85,589	$295	$(1,625)	$84,259	$17,486	$64,313	$2,460

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,577	$1,045	$0	$3,532
Equity investments	Other				9,141	0	0	9,141

Total equity investments					$13,718	$1,045	$0	$12,673

Cash					$11,711	$11,711	$0	$0
Derivatives, net (a)					282	0	10	272

Total					$109,970	$30,242	$64,323	$15,405

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of both September 30, 2025 and June 30, 2025, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $2.9 billion. As of September 30, 2025 and June 30, 2025, equity investments measured using the equity method were $1.8 billion and $6.0 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2025

U.S. government and agency securities	$312	$(52)	$32,625	$(1,186)	$32,937	$(1,238)
Foreign government bonds	45	(2)	105	(4)	150	(6)
Mortgage- and asset-backed securities	0	0	264	(23)	264	(23)
Corporate notes and bonds	285	(1)	2,718	(69)	3,003	(70)
Municipal securities	0	0	167	(19)	167	(19)

Total	$642	$(55)	$35,879	$(1,301)	$36,521	$(1,356)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2025

U.S. government and agency securities	$2,569	$(51)	$34,608	$(1,411)	$37,177	$(1,462)
Foreign government bonds	43	(2)	106	(7)	149	(9)
Mortgage- and asset-backed securities	841	(4)	189	(23)	1,030	(27)
Corporate notes and bonds	1,107	(8)	3,105	(98)	4,212	(106)
Municipal securities	0	0	168	(21)	168	(21)

Total	$4,560	$(65)	$38,176	$(1,560)	$42,736	$(1,625)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of September 30, 2025:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

September 30, 2025

Due in one year or less	$37,304	$37,200
Due after one year through five years	48,228	47,466
Due after five years through 10 years	5,397	5,877
Due after 10 years	1,472	1,397

Total	$92,401	$91,940

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2025, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2025	June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,167	1,150

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,810	15,214
Foreign exchange contracts sold	33,053	43,307
Equity contracts purchased	5,766	5,434
Equity contracts sold	2,189	2,189
Other contracts purchased	2,668	2,769
Other contracts sold	836	1,242

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	September 30, 2025		June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts	$83	$(48)	$89	$(44)
Interest rate contracts	6	0	15	0

Not Designated as Hedging Instruments

Foreign exchange contracts	202	(397)	248	(809)
Equity contracts	1,274	(353)	385	(983)
Other contracts	10	(6)	21	(1)

Gross amounts of derivatives	1,575	(804)	758	(1,837)
Gross amounts of derivatives offset in the balance sheets	(247)	248	(258)	260
Cash collateral received	0	(67)	0	(99)

Net amounts of derivatives	$1,328	$(623)	$500	$(1,676)

Reported as

Short-term investments	$7	$0	$10	$0
Other current assets	132	0	201	0
Equity and other investments	1,182	0	272	0
Other long-term assets	7	0	17	0
Other current liabilities	0	(570)	0	(1,639)
Other long-term liabilities	0	(53)	0	(37)

Total	$1,328	$(623)	$500	$(1,676)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $376 million and $802 million, respectively, as of September 30, 2025, and $452 million and $1.8 billion, respectively, as of June 30, 2025.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2025

Derivative assets	$0	$388	$1,187	$1,575
Derivative liabilities	0	(804)	0	(804)

June 30, 2025

Derivative assets	1	474	283	758
Derivative liabilities	0	(1,832)	(5)	(1,837)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$(1)	$20
Hedged items	(8)	(32)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(5)	49

Not Designated as Hedging Instruments

Foreign exchange contracts	381	(383)
Equity contracts	1,579	(348)
Other contracts	0	24

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(7)	$29

NOTE 6 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

	September 30, 2025	June 30, 2025

Land	$9,450	$9,338
Buildings and improvements	152,433	137,921
Leasehold improvements	13,610	12,117
Servers, network equipment, and software	147,701	132,836
Furniture and equipment	6,547	6,407

Total, at cost	329,741	298,619
Accumulated depreciation	(98,880)	(93,653)

Total, net	$230,861	$204,966

Depreciation expense was $7.1 billion and $4.7 billion for the three months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and June 30, 2025, purchases of property and equipment remaining in accounts payable were $18.6 billion and $6.9 billion, respectively.

PART I

Item 1

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2025	Acquisitions	Other	September 30, 2025

Productivity and Business Processes	$31,457	$0	$1	$31,458
Intelligent Cloud	25,689	0	(7)	25,682
More Personal Computing	62,363	0	(6)	62,357

Total	$119,509	$0	$(12)	$119,497

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

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2025			June 30, 2025

Marketing-related	$16,502	$(4,101)	$12,401	$16,502	$(3,901)	$12,601
Technology-based	22,642	(16,056)	6,586	22,560	(14,959)	7,601
Customer-related	4,278	(2,204)	2,074	4,278	(2,050)	2,228
Contract-based	230	(55)	175	217	(43)	174

Total	$43,652	$(22,416)	$21,236	$43,557	$(20,953)	$22,604

Intangible assets amortization expense was $1.5 billion and $1.4 billion for the three months ended September 30, 2025 and 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2025:

(In millions)

Year Ending June 30,

2026 (excluding the three months ended September 30, 2025)	$3,186
2027	2,932
2028	2,038
2029	1,853
2030	1,385
Thereafter	9,842

Total	$21,236

PART I

Item 1

NOTE 9 — DEBT

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2025	June 30, 2025

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,702	2,700
2015 issuance of $23.8 billion	2025	–	2055	3.13%	–	4.75%	3.18%	–	4.78%	7,555	7,555
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										49,208	49,206
Unamortized discount and issuance costs										(1,136)	(1,155)
Hedge fair value adjustments (a)										(28)	(36)
Premium on debt exchange										(4,836)	(4,864)

Total debt										43,208	43,151
Current portion of long-term debt										(7,832)	(2,999)

Long-term debt										$35,376	$40,152

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2025 and June 30, 2025, the estimated fair value of long-term debt, including the current portion, was $40.9 billion and $40.4 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2025:

(In millions)

Year Ending June 30,

2026 (excluding the three months ended September 30, 2025)	$3,000
2027	9,250
2028	0
2029	2,056
2030	0
Thereafter	34,902

Total	$49,208

NOTE 10 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% for both the three months ended September 30, 2025 and 2024. Our effective tax rate for the three months ended September 30, 2025 was relatively unchanged compared to prior year as U.S. tax law changes from the One Big Beautiful Bill Act enacted on July 4, 2025 were offset by changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

PART I

Item 1

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2025, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of September 30, 2025 and June 30, 2025, unrecognized tax benefits and other income tax liabilities were $28.0 billion and $27.4 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2020 and thereafter.

NOTE 11 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2025	June 30, 2025

Productivity and Business Processes	$46,357	$50,567
Intelligent Cloud	12,659	14,022
More Personal Computing	2,517	2,676

Total	$61,533	$67,265

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2025

Balance, beginning of period	$67,265
Deferral of revenue	44,297
Recognition of unearned revenue	(50,029)

Balance, end of period	$61,533

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $398 billion as of September 30, 2025, of which $392 billion is related to the commercial portion of revenue. We expect to recognize approximately 40% of our total company remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 12 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

PART I

Item 1

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Operating lease cost	$1,656	$1,161

Finance lease cost:
Amortization of right-of-use assets	$1,173	$696
Interest on lease liabilities	546	275

Total finance lease cost	$1,719	$971

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,656	$1,207
Operating cash flows from finance leases	546	275
Financing cash flows from finance leases	639	802

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,417	1,892
Finance leases	9,147	4,332

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2025	June 30, 2025

Operating Leases

Operating lease right-of-use assets	$24,791	$24,823

Other current liabilities	$5,385	$5,424
Operating lease liabilities	17,348	17,437

Total operating lease liabilities	$22,733	$22,861

Finance Leases

Property and equipment, at cost	$66,435	$53,876
Accumulated depreciation	(11,330)	(9,861)

Property and equipment, net	$55,105	$44,015

Other current liabilities	$3,435	$3,172
Other long-term liabilities	50,999	43,000

Total finance lease liabilities	$54,434	$46,172

Weighted Average Remaining Lease Term

Operating leases	6 years	6 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	3.6%	3.5%
Finance leases	4.3%	4.2%

PART I

Item 1

The following table outlines maturities of our lease liabilities as of September 30, 2025:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2026 (excluding the three months ended September 30, 2025)	$4,627	$4,218
2027	5,506	5,862
2028	3,770	5,909
2029	2,641	5,259
2030	2,162	5,136
Thereafter	6,586	46,450

Total lease payments	25,292	72,834
Less imputed interest	(2,559)	(18,400)

Total	$22,733	$54,434

As of September 30, 2025, we had additional leases, primarily for datacenters, that had not yet commenced of $106.2 billion. These leases will commence between fiscal year 2026 and fiscal year 2031 with lease terms of 1 year to 20 years.

NOTE 13 — CONTINGENCIES

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

As of September 30, 2025, we accrued aggregate legal liabilities of $530 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $300 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021 and was completed in April 2025.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in April 2025, following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time. As of September 30, 2025, $53.4 billion remained of this $60.0 billion share repurchase program.

PART I

Item 1

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2026		2025

First Quarter	8	$3,955	7	$2,800

All repurchases were made using cash resources. Shares repurchased during the first quarter of fiscal year 2026 were under the share repurchase program approved on September 16, 2024. Shares repurchased during the first quarter of fiscal year 2025 were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.7 billion and $1.3 billion for the three months ended September 30, 2025 and 2024, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2026				(In millions)

September 15, 2025	November 20, 2025	December 11, 2025	$0.91	$6,765

Fiscal Year 2025

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,170

The dividend declared on September 15, 2025 was included in other current liabilities as of September 30, 2025.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2025	2024

Derivatives

Balance, beginning of period	$(8)	$(3)
Unrealized gains (losses), net of tax of $(2) and $7	(7)	29
Reclassification adjustments for (gains) losses included in other income (expense), net	5	(49)
Tax expense (benefit) included in provision for income taxes	(1)	10

Amounts reclassified from accumulated other comprehensive loss	4	(39)

Net change related to derivatives, net of tax of $(1) and $(3)	(3)	(10)

Balance, end of period	$(11)	$(13)

Investments

Balance, beginning of period	$(1,051)	$(2,625)
Unrealized gains, net of tax of $185 and $297	695	1,118
Reclassification adjustments for gains included in other income (expense), net	(10)	(5)
Tax expense included in provision for income taxes	2	1

Amounts reclassified from accumulated other comprehensive loss	(8)	(4)

Net change related to investments, net of tax of $183 and $296	687	1,114

Balance, end of period	$(364)	$(1,511)

Translation Adjustments and Other

Balance, beginning of period	$(2,288)	$(2,962)
Translation adjustments and other, net of tax of $0 and $0	(98)	304

Balance, end of period	$(2,386)	$(2,658)

Accumulated other comprehensive loss, end of period	$(2,761)	$(4,182)

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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that power modern business and developers. This segment primarily comprises:

•
Server products and cloud services, including Azure and other cloud services, comprising cloud and AI consumption-based services, GitHub cloud services, Nuance Healthcare cloud services, virtual desktop offerings, and other cloud services; and Server products, comprising SQL Server, Windows Server, Visual Studio, System Center, related Client Access Licenses, and other on-premises offerings.
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

PART I

Item 1

Segment revenue, cost of revenue, operating expenses, and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2025	2024

Productivity and Business Processes

Revenue	$33,020	$28,317
Cost of revenue	5,721	5,294
Operating expenses	6,892	6,507

Operating income	$20,407	$16,516

Intelligent Cloud

Revenue	$30,897	$24,092
Cost of revenue	12,314	8,614
Operating expenses	5,192	4,975

Operating income	$13,391	$10,503

More Personal Computing

Revenue	$13,756	$13,176
Cost of revenue	6,008	6,191
Operating expenses	3,585	3,452

Operating income	$4,163	$3,533

Total

Revenue	$77,673	$65,585
Cost of revenue	24,043	20,099
Operating expenses	15,669	14,934

Operating income	$37,961	$30,552

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2025 or 2024. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2025	2024

United States (a)	$40,077	$33,913
Other countries	37,596	31,672

Total	$77,673	$65,585

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Server products and cloud services	$28,872	$22,155
Microsoft 365 Commercial products and cloud services	23,966	20,449
Gaming	5,508	5,621
LinkedIn	4,714	4,292
Windows and Devices	4,551	4,329
Search and news advertising	3,697	3,225
Microsoft 365 Consumer products and cloud services	2,204	1,727
Dynamics products and cloud services	2,136	1,849
Enterprise and partner services	2,022	1,928
Other	3	10

Total	$77,673	$65,585

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $49.1 billion and $38.9 billion for the three months ended September 30, 2025 and 2024, respectively. These amounts are included in Server products and cloud services, Microsoft 365 Commercial products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 17 — SUBSEQUENT EVENT

On October 28, 2025, we signed a new definitive agreement with OpenAI that extends our partnership and continues to build on our shared vision to advance artificial intelligence responsibly and make its benefits broadly accessible. Additionally, OpenAI has formed a public benefit corporation (“PBC”) and completed a recapitalization. As a result of the recapitalization, Microsoft holds approximately 27 percent in the PBC on an as-converted diluted basis. Under the new agreement, OpenAI has contracted to purchase an incremental $250 billion of Azure services, and Microsoft will no longer have a right of first refusal to be OpenAI's compute provider.

We will continue to account for our $13 billion of total funding commitments to OpenAI as an investment under the equity method of accounting. Under the equity method of accounting, the impact of changes in our proportionate ownership will be recognized as a gain or loss in other income (expense), net. See Note 1 – Accounting Policies, Note 3 – Other Income (Expense), Net, and Note 4 – Investments for further details on our equity method investments and other income (expense), net.

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2025, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2025, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 30, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 29, 2025

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2025, and our consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2026 compared with the first quarter of fiscal year 2025 included:

•
Microsoft Cloud revenue increased 26% to $49.1 billion.
•
Commercial remaining performance obligation increased 51% to $392 billion.
•
Microsoft 365 Commercial cloud revenue increased 17%.
•
Microsoft 365 Consumer cloud revenue increased 26%.
•
LinkedIn revenue increased 10%.
•
Dynamics 365 revenue increased 18%.
•
Azure and other cloud services revenue increased 40%.
•
Windows OEM and Devices revenue increased 6%.
•
Xbox content and services revenue increased 1%.
•
Search and news advertising revenue excluding traffic acquisition costs increased 16%.

PART I

Item 2

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

Microsoft and OpenAI Global, LLC (“OpenAI”) maintain a long-term strategic partnership originally established in 2019. Microsoft is a major investor in OpenAI, and the companies have reciprocal revenue-sharing arrangements. We hold rights to OpenAI’s intellectual property, including models and infrastructure, for integration into our products.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations in the first quarter of fiscal year 2026.

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

In the first quarter of fiscal year 2026, we made updates to our metrics to align with how we manage and monitor certain businesses. As part of these updates, Microsoft 365 Consumer subscribers was removed as a metric.

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2025	2024

Revenue	$77,673	$65,585	18%
Gross margin	53,630	45,486	18%
Operating income	37,961	30,552	24%
Net income	27,747	24,667	12%
Diluted earnings per share	3.72	3.30	13%

Adjusted net income (non-GAAP)	30,833	25,190	22%
Adjusted diluted earnings per share (non-GAAP)	4.13	3.37	23%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures. These non-GAAP financial measures exclude net losses from investments in OpenAI. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Revenue increased $12.1 billion or 18% with growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue increased driven by Windows OEM and Search and news advertising, offset in part by declines in our hardware businesses, including Devices and Xbox hardware.

Cost of revenue increased $3.9 billion or 20% driven by growth in Microsoft Cloud.

Gross margin increased $8.1 billion or 18% with growth across each of our segments.

•
Gross margin percentage decreased slightly driven by scaling our AI infrastructure and growing usage of AI product features, offset in part by efficiency gains across the Microsoft Cloud.
•
Microsoft Cloud gross margin percentage decreased to 68% driven by scaling our AI infrastructure and growing usage of AI product features, offset in part by efficiency gains in Azure and Microsoft 365 Commercial cloud.

Operating expenses increased $735 million or 5% driven by investments in cloud and AI engineering, including compute capacity and AI talent to support product development across the portfolio.

Operating income increased $7.4 billion or 24% with growth across each of our segments.

Gross margin and operating income both included a favorable foreign currency impact of 2%.

PART I

Item 2

Current year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $3.1 billion and $0.41, respectively. Prior year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $523 million and $0.07, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2025	2024

Productivity and Business Processes

Revenue	$33,020	$28,317	17%
Cost of revenue	5,721	5,294	8%
Operating expenses	6,892	6,507	6%

Operating income	$20,407	$16,516	24%

Intelligent Cloud

Revenue	$30,897	$24,092	28%
Cost of revenue	12,314	8,614	43%
Operating expenses	5,192	4,975	4%

Operating income	$13,391	$10,503	27%

More Personal Computing

Revenue	$13,756	$13,176	4%
Cost of revenue	6,008	6,191	(3)%
Operating expenses	3,585	3,452	4%

Operating income	$4,163	$3,533	18%

Total

Revenue	$77,673	$65,585	18%
Cost of revenue	24,043	20,099	20%
Operating expenses	15,669	14,934	5%

Operating income	$37,961	$30,552	24%

Reportable Segments

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Productivity and Business Processes

Revenue increased $4.7 billion or 17%.

•
Microsoft 365 Commercial products and cloud services revenue increased $3.5 billion or 17%. Microsoft 365 Commercial cloud revenue grew 17% with growth in revenue per user driven by Microsoft 365 E5 and Microsoft 365 Copilot, as well as benefit from in-period revenue recognition. Microsoft 365 Commercial seats grew 6% driven by small and medium businesses and frontline worker offerings. Microsoft 365 Commercial products revenue grew 17% driven by an increase in Office 2024 transactional purchasing as well as growth in the Windows Commercial on-premises components of Microsoft 365 suite sales.
•
Microsoft 365 Consumer products and cloud services revenue increased $477 million or 28%. Microsoft 365 Consumer cloud revenue grew 26% driven by growth in revenue per user and Microsoft 365 Consumer subscriber growth of 7%.
•
LinkedIn revenue increased $422 million or 10% driven by growth in Marketing Solutions.
•
Dynamics products and cloud services revenue increased $287 million or 16% driven by growth in Dynamics 365. Dynamics 365 revenue grew 18% with growth across all workloads.

Operating income increased $3.9 billion or 24%.

•
Cost of revenue increased $427 million or 8% driven by growth in Microsoft 365 Commercial cloud.

PART I

Item 2

•
Gross margin increased $4.3 billion or 19% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage increased driven by efficiency gains in Microsoft 365 Commercial cloud even with the impact of scaling our AI infrastructure and growing usage of AI product features.
•
Operating expenses increased $385 million or 6% driven by investments in cloud and AI engineering, including compute capacity and AI talent to support product development that benefits the entire portfolio.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 3%, 3%, and 4%, respectively.

Intelligent Cloud

Revenue increased $6.8 billion or 28%.

•
Server products and cloud services revenue increased $6.7 billion or 30% driven by Azure and other cloud services. Azure and other cloud services revenue grew 40% driven by demand for our portfolio of services with continued growth across all workloads. Server products revenue increased 1% driven by an increase in transactional purchasing of Windows Server 2025.
•
Enterprise and partner services revenue increased $94 million or 5% driven by growth in Enterprise Support Services, offset in part by a decline in Industry Solutions.

Operating income increased $2.9 billion or 27%.

•
Cost of revenue increased $3.7 billion or 43% driven by growth in Azure.
•
Gross margin increased $3.1 billion or 20% driven by growth in Azure. Gross margin percentage decreased driven by the impact of scaling our AI infrastructure, offset in part by efficiency gains in Azure.
•
Operating expenses increased $217 million or 4% driven by investments in cloud and AI engineering, including compute capacity and AI talent to support product development that benefits the entire portfolio.

More Personal Computing

Revenue increased $580 million or 4%.

•
Windows and Devices revenue increased $222 million or 5%. Windows OEM and Devices revenue increased 6% driven by Windows OEM growth of 18% with demand ahead of Windows 10 end of support and inventory levels that remained elevated, offset in part by a decline in Devices.
•
Gaming revenue decreased $113 million or 2% driven by a decline in Xbox hardware, offset in part by growth in Xbox content and services. Xbox hardware revenue decreased 29% driven by lower volume of consoles sold. Xbox content and services revenue increased 1% on a strong prior year comparable with growth in Xbox Game Pass and third-party content, offset in part by a decline in first-party content.
•
Search and news advertising revenue increased $472 million or 15%. Search and news advertising revenue excluding traffic acquisition costs increased 16% driven by higher search volume and continued benefit from third-party partnerships.

Operating income increased $630 million or 18%.

•
Cost of revenue decreased $183 million or 3% driven by lower hardware sales, offset in part by growth in Search and news advertising.
•
Gross margin increased $763 million or 11% driven by growth in Windows OEM and Search and news advertising. Gross margin percentage increased driven by sales mix shift to higher margin businesses.
•
Operating expenses increased $133 million or 4% driven by investments in AI talent and compute capacity to support product development that benefits the entire portfolio.

Operating income included a favorable foreign currency impact of 2%.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2025	2024

Research and development	$8,146	$7,544	8%
As a percent of revenue	10%	12%	(2)ppt

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

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Research and development expenses increased $602 million or 8% driven by investments in cloud and AI engineering, including compute capacity and AI talent to support product development across the portfolio.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2025	2024

Sales and marketing	$5,717	$5,717	0%
As a percent of revenue	7%	9%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Sales and marketing expenses were relatively unchanged.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2025	2024

General and administrative	$1,806	$1,673	8%
As a percent of revenue	2%	3%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

General and administrative expenses increased $133 million or 8% driven by higher legal expenses.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2025	2024

Interest and dividends income	$976	$681
Interest expense	(698)	(582)
Net recognized gains (losses) on investments	(572)	463
Net gains (losses) on derivatives	1,579	(338)
Net gains (losses) on foreign currency remeasurements	(22)	176
Other, net	(4,923)	(683)

Total	$(3,660)	$(283)

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

For the three months ended September 30, 2025 and 2024, other income (expense), net included $4.1 billion and $688 million, respectively, of net losses from investments in OpenAI, primarily net recognized losses on our equity method investment.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Interest and dividends income increased primarily due to higher portfolio balances and higher yields on debt securities. Interest expense increased primarily due to higher finance lease interest expense, offset in part by higher capitalization of debt interest expense. Net recognized losses on investments increased primarily due to losses on equity securities in the current period as compared to gains in the prior period. Net gains on derivatives increased primarily due to gains on equity derivatives in the current period as compared to losses in the prior period. Other, net primarily reflects net recognized losses on equity method investments, including OpenAI.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% for both the three months ended September 30, 2025 and 2024. Our effective tax rate for the three months ended September 30, 2025 was relatively unchanged compared to prior year as U.S. tax law changes from the One Big Beautiful Bill Act enacted on July 4, 2025 were offset by changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2025, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2020 and thereafter.

PART I

Item 2

NON-GAAP FINANCIAL MEASURES

Adjusted other income (expense), net, adjusted net income, and adjusted diluted EPS are non-GAAP financial measures which exclude net losses from investments in OpenAI. We believe these non-GAAP measures aid investors by providing additional insight into our financial performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2025	2024

Other income (expense), net	$(3,660)	$(283)	(1,193)%
Net losses from investments in OpenAI	4,061	688	490%

Adjusted other income (expense), net (non-GAAP)	$401	$405	(1)%

Net income	$27,747	$24,667	12%
Net losses from investments in OpenAI, net of tax	3,086	523	490%

Adjusted net income (non-GAAP)	$30,833	$25,190	22%

Diluted earnings per share	$3.72	$3.30	13%
Net losses from investments in OpenAI	0.41	0.07	486%

Adjusted diluted earnings per share (non-GAAP)	$4.13	$3.37	23%

LIQUIDITY AND CAPITAL RESOURCES

We expect existing cash, cash equivalents, short-term investments, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as dividends, share repurchases, debt maturities, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $102.0 billion and $94.6 billion as of September 30, 2025 and June 30, 2025, respectively. Equity and other investments were $11.5 billion and $15.4 billion as of September 30, 2025 and June 30, 2025, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $10.9 billion to $45.1 billion for the three months ended September 30, 2025, primarily due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers and cash used to pay income taxes. Cash used in financing decreased $4.8 billion to $11.8 billion for the three months ended September 30, 2025, primarily due to a $6.7 billion decrease in cash used for repayments of debt, offset in part by a $1.5 billion increase in common stock repurchases. Cash used in investing increased $19.4 billion to $34.6 billion for the three months ended September 30, 2025, primarily due to a $10.9 billion increase in cash used in net investment purchases, sales, and maturities, a $5.3 billion increase in other investing to facilitate the purchase of components, and a $4.5 billion increase in additions to property and equipment.

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

The following table outlines the expected future recognition of unearned revenue as of September 30, 2025:

(In millions)

Three Months Ending

December 31, 2025	$26,848
March 31, 2026	19,044
June 30, 2026	10,770
September 30, 2026	2,325
Thereafter	2,546

Total	$61,533

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

PART I

Item 2

Material Cash Requirements and Other Obligations

Share Repurchases

For the three months ended September 30, 2025 and 2024, we repurchased 8 million shares and 7 million shares of our common stock for $4.0 billion and $2.8 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of September 30, 2025, $53.4 billion remained of our $60 billion share repurchase program. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Dividends

For the three months ended September 30, 2025 and 2024, our Board of Directors declared dividends totaling $6.8 billion and $6.2 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2025	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(12,305)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(19)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,569)	Fair Value
Credit	100 basis point increase in credit spreads	(523)	Fair Value
Equity	10% decrease in equity market prices	(906)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Some companies compete with us by modifying and then distributing open-source software at little or no cost to end users, developing, making available, or using AI models that are open, and earning revenue on advertising or integrated products and services. These firms do not bear the full costs of research and development for the open-source products. Some open-source products mimic the features and functionality of our products.

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

Acquisitions, joint ventures, and strategic alliances could have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2023 we completed our acquisition of Activision Blizzard, Inc. In January 2023 we announced the third phase of our strategic partnership with OpenAI Global, LLC (“OpenAI”). Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. We also have limited ability to control or influence third parties with whom we have arrangements, which may impact our ability to realize the anticipated benefits. The success of these transactions and arrangements depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, digital safety, responsible AI, and cybersecurity. It may take longer than expected to realize the full economic benefits from these transactions and arrangements, such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected, which could cause an impairment of goodwill or intangibles. We have recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. In addition, an acquisition may be subject to challenge even after it has been completed. These events could adversely affect our business, operations, financial condition, and results of operations.

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

PART II

Item 1A

Our internal environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge or the emerging cybersecurity regulations in jurisdictions worldwide.

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us, whose business is providing technology products and services to others. Threats to or attacks on our own infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. The reliability of our cloud-based services and the protection of customer data depend on the security of our infrastructure, which includes hardware, software, and other elements provided by third parties. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, as well as customers with sensitive data, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero-day”) vulnerabilities. Product vulnerabilities can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. Weaknesses in our development processes can result in vulnerabilities in our products. Open-source software can also contain vulnerabilities that may make our products susceptible to cyberattacks as we increasingly incorporate open-source software into our products. Additionally, features that rely on generative AI can be susceptible to security threats.

Our customers operate complex systems with third-party hardware and software from multiple vendors that may include systems acquired over many years. They expect our products and services to support all these systems and products, including those that no longer incorporate the strongest current security advances or standards. As a result, we may not be able to discontinue support of our services for a product, service, standard, or feature solely because a more secure alternative is available. Failure to utilize the most current security advances and standards can increase our customers’ vulnerability to attack. Further, customers of widely varied sizes and technical sophistication use our technology, and consequently may still have limited capabilities and resources to help them adopt and implement state-of-the-art cybersecurity practices and technologies. In addition, we must account for this wide variation of technical sophistication when defining default settings for our products and services, including security default settings, as these settings may limit or otherwise impact other aspects of operations and some customers may have limited capability to review and reset these defaults.

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

Other digital safety abuses

Our consumer services as well as our enterprise services may be used to find, generate, store, or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. When discovered by users and others, such content may negatively affect our reputation, our brands, and user engagement. Regulations and other initiatives have been enacted to make platforms responsible for preventing or eliminating harmful content online. At the same time, regulations and other initiatives regarding freedom of expression may conflict with such content moderation regulations. Further, duties to address risks to children are driving new obligations for age verification and parental controls across the online ecosystem, including within app stores and operating systems. The legal and regulatory environment in this area is complex and continues to evolve across multiple jurisdictions. As a result, there is considerable uncertainty regarding both current and future compliance obligations. Failure to comply with content requirements may subject us to enhanced regulatory oversight, civil or criminal liability, or reputational damage, which could adversely affect our business, financial condition, and results of operations.

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

PART II

Item 1A

Issues in the development, deployment, and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased or inaccurate information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain inputs and outputs or other forms of human oversight may be required, including for agentic AI systems that can take actions autonomously. Companion or highly-personalized AI systems may result in over-reliance or dependence by users that is harmful. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts. These risks may stem from issues related to intellectual property, data privacy, and other claims associated with AI training, outputs, and system behavior. They are further compounded by the evolving regulatory landscape, with new laws emerging globally, including the European Union (“EU”). Certain AI technologies and use cases present ethical issues or may have broad or uneven impacts on society or vulnerable groups within society. There is also rising divergence globally in how to address these issues and impacts, with the result that we will need to navigate a web of different tensions across geographies. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, are contrary to our responsible AI policies and practices, or are otherwise controversial because of the impact on human rights, privacy, employment, or other social, economic, or political issues, our reputation, competitive position, business, financial condition, and results of operations could be adversely affected.

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units and other components. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth and the augmentation of existing services, including through the incorporation of AI features and/or functionality. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. We also face community opposition, local moratoriums, and hyper-local dissent that may impede or delay infrastructure development. Inefficiencies or operational failures, including temporary or permanent loss of customer data, outages, insufficient Internet connectivity, insufficient or unavailable power or water supply, or inadequate storage and compute capacity could diminish the quality of our products, services, and user experience, resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which could adversely affect our business, operations, financial condition, and results of operations.

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

PART II

Item 1A

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

PART II

Item 1A

•
Handling of personal data: Legal requirements relating to the collection, storage, handling, and transfer of personal data globally continue to evolve. The growth of our Internet- and cloud-based services internationally relies on the movement of data across national boundaries. Data protection authorities and governments in the EU and other markets have and may again restrict and/or block the use of services that involve the transfer of data across borders. New and evolving rules and restrictions on the flow of data across borders could increase the cost and complexity of delivering our products and services. In addition, the EU General Data Protection Regulation and other similar regulations impose a range of compliance obligations regarding the handling of personal data. New requirements related to the use of data, including the Data Act, add additional rules and restrictions on the use of data in our products and services.
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

Changes in the law may continue to weaken our ability to prevent the use of patented technology. Our increasing engagement with open-source software will also cause us to license our intellectual property rights broadly in certain situations. If we are unable to protect our intellectual property, our results of operations could be adversely affected.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

July 1, 2025 – July 31, 2025	2,123,765	$506.40	2,123,765	$56,274
August 1, 2025 – August 31, 2025	2,613,910	517.14	2,613,910	54,922
September 1, 2025 – September 30, 2025	3,011,828	507.29	3,011,828	53,394

	7,749,503		7,749,503

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 15, 2025	November 20, 2025	December 11, 2025	$0.91	$6,765

We returned $10.7 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2026. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

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

October 29, 2025