Form 10-Q
period 2025-12-31
MICROSOFT CORP
filed 2026-01-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 22, 2026

Common Stock, $0.00000625 par value per share	7,425,629,076 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2025

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Revenue:
Product	$16,451	$16,219	$32,373	$31,491
Service and other	64,822	53,413	126,573	103,726

Total revenue	81,273	69,632	158,946	135,217

Cost of revenue:
Product	3,505	3,856	6,427	7,150
Service and other	22,473	17,943	43,594	34,748

Total cost of revenue	25,978	21,799	50,021	41,898

Gross margin	55,295	47,833	108,925	93,319
Research and development	8,504	7,917	16,650	15,461
Sales and marketing	6,584	6,440	12,301	12,157
General and administrative	1,932	1,823	3,738	3,496

Operating income	38,275	31,653	76,236	62,205
Other income (expense), net	9,971	(2,288)	6,311	(2,571)

Income before income taxes	48,246	29,365	82,547	59,634
Provision for income taxes	9,788	5,257	16,342	10,859

Net income	$38,458	$24,108	$66,205	$48,775

Earnings per share:
Basic	$5.18	$3.24	$8.91	$6.56
Diluted	$5.16	$3.23	$8.87	$6.53

Weighted average shares outstanding:
Basic	7,431	7,435	7,432	7,434
Diluted	7,460	7,468	7,463	7,469

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Net income	$38,458	$24,108	$66,205	$48,775

Other comprehensive income (loss), net of tax:
Net change related to derivatives	(3)	34	(6)	24
Net change related to investments	(161)	(434)	526	680
Translation adjustments and other	223	(1,034)	125	(730)

Other comprehensive income (loss)	59	(1,434)	645	(26)

Comprehensive income	$38,517	$22,674	$66,850	$48,749

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2025	June 30, 2025

Assets
Current assets:
Cash and cash equivalents	$24,296	$30,242
Short-term investments	65,166	64,323

Total cash, cash equivalents, and short-term investments	89,462	94,565
Accounts receivable, net of allowance for doubtful accounts of $729 and $944	56,535	69,905
Inventories	1,059	938
Other current assets	33,134	25,723

Total current assets	180,190	191,131
Property and equipment, net of accumulated depreciation of $104,950 and $93,653	261,126	204,966
Operating lease right-of-use assets	25,103	24,823
Equity and other investments	21,202	15,405
Goodwill	119,622	119,509
Intangible assets, net	20,289	22,604
Other long-term assets	37,770	40,565

Total assets	$665,302	$619,003

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,328	$27,724
Current portion of long-term debt	4,837	2,999
Accrued compensation	10,103	13,709
Short-term income taxes	2,050	7,211
Short-term unearned revenue	51,376	64,555
Other current liabilities	24,311	25,020

Total current liabilities	130,005	141,218
Long-term debt	35,425	40,152
Long-term income taxes	27,256	25,986
Long-term unearned revenue	2,668	2,710
Deferred income taxes	2,876	2,835
Operating lease liabilities	17,345	17,437
Other long-term liabilities	58,852	45,186

Total liabilities	274,427	275,524

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,429 and 7,434	112,788	109,095
Retained earnings	280,789	237,731
Accumulated other comprehensive loss	(2,702)	(3,347)

Total stockholders’ equity	390,875	343,479

Total liabilities and stockholders’ equity	$665,302	$619,003

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Operations
Net income	$38,458	$24,108	$66,205	$48,775
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	9,198	5,667	17,345	12,383
Stock-based compensation expense	3,219	3,089	6,202	5,921
Net recognized losses (gains) on investments and derivatives	(9,931)	2,136	(6,024)	2,678
Deferred income taxes	4,446	(1,158)	6,937	(2,591)
Changes in operating assets and liabilities:
Accounts receivable	(3,436)	(5,978)	13,054	8,059
Inventories	70	711	(122)	338
Other current assets	619	(353)	(543)	(435)
Other long-term assets	(1,288)	(1,089)	(1,682)	(2,850)
Accounts payable	1,197	958	583	42
Unearned revenue	(7,483)	(6,338)	(12,901)	(11,891)
Income taxes	(920)	(3,395)	(3,864)	(2,379)
Other current liabilities	2,802	3,217	(2,705)	(2,262)
Other long-term liabilities	(1,193)	716	(1,670)	683

Net cash from operations	35,758	22,291	80,815	56,471

Financing
Repayments of debt, maturities of 90 days or less	0	0	0	(5,746)
Repayments of debt	(3,000)	0	(3,000)	(966)
Common stock issued	259	256	948	962
Common stock repurchased	(7,415)	(4,986)	(13,065)	(9,093)
Common stock cash dividends paid	(6,762)	(6,170)	(12,931)	(11,744)
Other, net	(699)	(343)	(1,368)	(1,232)

Net cash used in financing	(17,617)	(11,243)	(29,416)	(27,819)

Investing
Additions to property and equipment	(29,876)	(15,804)	(49,270)	(30,727)
Acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets	(455)	(1,405)	(1,033)	(3,254)
Purchases of investments	(9,845)	(2,050)	(27,516)	(3,670)
Maturities of investments	12,417	2,604	18,448	4,740
Sales of investments	5,691	2,559	8,953	4,527
Other, net	(637)	(16)	(6,846)	(929)

Net cash used in investing	(22,705)	(14,112)	(57,264)	(29,313)

Effect of foreign exchange rates on cash and cash equivalents	11	(294)	(81)	(172)

Net change in cash and cash equivalents	(4,553)	(3,358)	(5,946)	(833)
Cash and cash equivalents, beginning of period	28,849	20,840	30,242	18,315

Cash and cash equivalents, end of period	$24,296	$17,482	$24,296	$17,482

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Common stock and paid-in capital
Balance, beginning of period	$110,964	$102,976	$109,095	$100,923
Common stock issued	259	256	948	962
Common stock repurchased	(1,654)	(1,491)	(3,455)	(2,976)
Stock-based compensation expense	3,219	3,089	6,202	5,921
Other, net	0	(1)	(2)	(1)

Balance, end of period	112,788	104,829	112,788	104,829

Retained earnings
Balance, beginning of period	254,873	188,929	237,731	173,144
Net income	38,458	24,108	66,205	48,775
Common stock cash dividends	(6,757)	(6,169)	(13,521)	(12,340)
Common stock repurchased	(5,785)	(3,386)	(9,626)	(6,097)

Balance, end of period	280,789	203,482	280,789	203,482

Accumulated other comprehensive loss
Balance, beginning of period	(2,761)	(4,182)	(3,347)	(5,590)
Other comprehensive income (loss)	59	(1,434)	645	(26)

Balance, end of period	(2,702)	(5,616)	(2,702)	(5,616)

Total stockholders’ equity	$390,875	$302,695	$390,875	$302,695

Cash dividends declared per common share	$0.91	$0.83	$1.82	$1.66

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

We have recast certain prior period amounts on our consolidated cash flows statements to conform to the current period presentation. The recast of these prior period amounts had no impact on our consolidated balance sheets, consolidated income statements, or net cash from (used in) operations, investing, or financing on our consolidated cash flows statements.

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

Equity investments with readily determinable fair values are generally measured at fair value. Equity investments that are not recorded at fair value are measured using the equity method of accounting when required or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). For equity investments recorded at fair value, we perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in fair value are recorded in other income (expense), net. Equity method investments may be recorded on a lag of up to three months when sufficient financial information is not available in a timely manner. For equity method investments recorded on a lag, we recognize the impact of intervening events that have a material impact on our consolidated financial statements in the period in which they occurred.

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

We have a long-term strategic partnership with OpenAI. In October 2025, we signed a new definitive agreement with OpenAI that extends this partnership. Additionally, OpenAI formed a public benefit corporation and completed a recapitalization (“OpenAI Recapitalization”). We have an investment of approximately 27 percent of OpenAI on an as-converted basis accounted for under the equity method of accounting. As a result of the OpenAI Recapitalization, we had a decrease in our proportionate ownership of OpenAI and recorded a dilution gain in other income (expense), net. Refer to Note 3 – Other Income (Expense), Net for additional information. We calculate our equity method income or loss using the hypothetical liquidation at book value (“HLBV”) method because our liquidation rights and priorities differ from our underlying ownership interest. Under the HLBV method, we recognize income or loss based on the change in the amount we would receive if the net assets of the investee were distributed at book value. We have made total funding commitments of $13 billion, of which $11.7 billion has been funded as of December 31, 2025.

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

PART I

Item 1

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

Contract Balances and Other Receivables

As of December 31, 2025 and June 30, 2025, long-term accounts receivable, net of allowance for doubtful accounts, was $5.3 billion and $5.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of December 31, 2025 and June 30, 2025, other receivables related to activities to facilitate the purchase of server components were $15.1 billion and $8.2 billion, respectively, and are included in other current assets in our consolidated balance sheets.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of December 31, 2025 and June 30, 2025, our financing receivables, net were $2.7 billion and $4.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets.

We record an allowance for doubtful accounts which reflects our best estimate of credit losses inherent in the accounts receivable and financing receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

PART I

Item 1

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Net income available for common shareholders (A)	$38,458	$24,108	$66,205	$48,775

Weighted average outstanding shares of common stock (B)	7,431	7,435	7,432	7,434
Dilutive effect of stock-based awards	29	33	31	35

Common stock and common stock equivalents (C)	7,460	7,468	7,463	7,469

Earnings Per Share

Basic (A/B)	$5.18	$3.24	$8.91	$6.56
Diluted (A/C)	$5.16	$3.23	$8.87	$6.53

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Interest and dividends income	$840	$600	$1,816	$1,281
Interest expense	(736)	(594)	(1,434)	(1,176)
Net recognized gains (losses) on investments	339	(860)	(233)	(397)
Net gains (losses) on derivatives	37	(116)	1,616	(454)
Net gains (losses) on foreign currency remeasurements	(50)	(153)	(72)	23
Other, net	9,541	(1,165)	4,618	(1,848)

Total	$9,971	$(2,288)	$6,311	$(2,571)

Other income (expense), net included $10.0 billion and $5.9 billion of net gains for the three and six months ended December 31, 2025, respectively, and $1.2 billion and $1.9 billion of net losses for the three and six months ended December 31, 2024, respectively, from investments in OpenAI, primarily net recognized gains (losses) on our equity method investment reflected in Other, net. The net gains recorded for the three and six months ended December 31, 2025 primarily relate to the dilution gain from the OpenAI Recapitalization.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Realized gains from sales of available-for-sale securities	$19	$9	$35	$17
Realized losses from sales of available-for-sale securities	(9)	(19)	(19)	(34)
Impairments and allowance for credit losses	(21)	(14)	(17)	(2)

Total	$(11)	$(24)	$(1)	$(19)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Net realized gains (losses) on investments sold	$3	$(8)	$74	$57
Net unrealized gains (losses) on investments still held	385	25	(250)	437
Impairments of investments	(38)	(853)	(56)	(872)

Total	$350	$(836)	$(232)	$(378)

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$8,367	$0	$0	$8,367	$7,622	$745	$0
Certificates of deposit	Level 2	3,506	0	0	3,506	3,062	444	0
U.S. government securities	Level 1	48,194	147	(1,046)	47,295	2,045	45,250	0
U.S. agency securities	Level 2	2,444	0	0	2,444	0	2,444	0
Foreign government bonds	Level 2	402	18	(6)	414	0	414	0
Mortgage- and asset-backed securities	Level 2	3,227	19	(21)	3,225	0	3,225	0
Corporate notes and bonds	Level 2	12,162	176	(55)	12,283	0	12,283	0
Corporate notes and bonds	Level 3	1,597	120	0	1,717	0	97	1,620
Municipal securities	Level 2	170	1	(6)	165	0	165	0
Municipal securities	Level 3	105	0	(12)	93	0	93	0

Total debt investments		$80,174	$481	$(1,146)	$79,509	$12,729	$65,160	$1,620

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,366	$1,346	$0	$3,020
Equity investments	Other				16,562	0	0	16,562

Total equity investments					$20,928	$1,346	$0	$19,582

Cash					$10,221	$10,221	$0	$0
Derivatives, net (a)					6	0	6	0

Total					$110,664	$24,296	$65,166	$21,202

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$10,880	$0	$0	$10,880	$9,939	$941	$0
Certificates of deposit	Level 2	2,653	0	0	2,653	2,309	344	0
U.S. government securities	Level 1	52,878	71	(1,462)	51,487	4,742	46,745	0
U.S. agency securities	Level 2	2,686	0	0	2,686	496	2,190	0
Foreign government bonds	Level 2	349	24	(9)	364	0	364	0
Mortgage- and asset-backed securities	Level 2	2,558	10	(27)	2,541	0	2,541	0
Corporate notes and bonds	Level 2	10,763	124	(101)	10,786	0	10,786	0
Corporate notes and bonds	Level 3	2,511	65	(5)	2,571	0	111	2,460
Municipal securities	Level 2	207	1	(7)	201	0	201	0
Municipal securities	Level 3	104	0	(14)	90	0	90	0

Total debt investments		$85,589	$295	$(1,625)	$84,259	$17,486	$64,313	$2,460

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,577	$1,045	$0	$3,532
Equity investments	Other				9,141	0	0	9,141

Total equity investments					$13,718	$1,045	$0	$12,673

Cash					$11,711	$11,711	$0	$0
Derivatives, net (a)					282	0	10	272

Total					$109,970	$30,242	$64,323	$15,405

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of December 31, 2025 and June 30, 2025, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $5.0 billion and $2.9 billion, respectively, and equity investments measured using the equity method were $11.5 billion and $6.0 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2025

U.S. government and agency securities	$350	$(4)	$28,600	$(1,042)	$28,950	$(1,046)
Foreign government bonds	48	(3)	83	(3)	131	(6)
Mortgage- and asset-backed securities	0	0	202	(21)	202	(21)
Corporate notes and bonds	432	(2)	2,318	(53)	2,750	(55)
Municipal securities	0	0	162	(18)	162	(18)

Total	$830	$(9)	$31,365	$(1,137)	$32,195	$(1,146)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2025

U.S. government and agency securities	$2,569	$(51)	$34,608	$(1,411)	$37,177	$(1,462)
Foreign government bonds	43	(2)	106	(7)	149	(9)
Mortgage- and asset-backed securities	841	(4)	189	(23)	1,030	(27)
Corporate notes and bonds	1,107	(8)	3,105	(98)	4,212	(106)
Municipal securities	0	0	168	(21)	168	(21)

Total	$4,560	$(65)	$38,176	$(1,560)	$42,736	$(1,625)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of December 31, 2025:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

December 31, 2025

Due in one year or less	$27,582	$27,509
Due after one year through five years	47,136	46,511
Due after five years through 10 years	4,110	4,213
Due after 10 years	1,346	1,276

Total	$80,174	$79,509

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2025, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	December 31, 2025	June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,166	1,150

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	8,884	15,214
Foreign exchange contracts sold	43,710	43,307
Equity contracts purchased	4,943	5,434
Equity contracts sold	2,189	2,189
Other contracts purchased	2,578	2,769
Other contracts sold	878	1,242

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	December 31, 2025		June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts	$78	$(53)	$89	$(44)
Interest rate contracts	14	0	15	0

Not Designated as Hedging Instruments

Foreign exchange contracts	173	(438)	248	(809)
Equity contracts	43	(407)	385	(983)
Other contracts	12	(9)	21	(1)

Gross amounts of derivatives	320	(907)	758	(1,837)
Gross amounts of derivatives offset in the balance sheets	(196)	197	(258)	260
Cash collateral received	0	(73)	0	(99)

Net amounts of derivatives	$124	$(783)	$500	$(1,676)

Reported as

Short-term investments	$6	$0	$10	$0
Other current assets	104	0	201	0
Equity and other investments	0	0	272	0
Other long-term assets	14	0	17	0
Other current liabilities	0	(715)	0	(1,639)
Other long-term liabilities	0	(68)	0	(37)

Total	$124	$(783)	$500	$(1,676)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $295 million and $902 million, respectively, as of December 31, 2025, and $452 million and $1.8 billion, respectively, as of June 30, 2025.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2025

Derivative assets	$0	$314	$6	$320
Derivative liabilities	0	(907)	0	(907)

June 30, 2025

Derivative assets	1	474	283	758
Derivative liabilities	0	(1,832)	(5)	(1,837)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$(1)	$(18)	$(2)	$2
Hedged items	(7)	8	(15)	(24)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(7)	(106)	(12)	(57)

Not Designated as Hedging Instruments

Foreign exchange contracts	(54)	1,138	327	755
Equity contracts	31	(111)	1610	(459)
Other contracts	6	(26)	6	(2)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(9)	$(50)	$(16)	$(21)

NOTE 6 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

	December 31, 2025	June 30, 2025

Land	$9,698	$9,338
Buildings and improvements	163,986	137,921
Leasehold improvements	14,500	12,117
Servers, network equipment, and software	171,351	132,836
Furniture and equipment	6,541	6,407

Total, at cost	366,076	298,619
Accumulated depreciation	(104,950)	(93,653)

Total, net	$261,126	$204,966

Depreciation expense was $7.9 billion and $15.0 billion for the three and six months ended December 31, 2025, respectively, and $5.2 billion and $9.9 billion for the three and six months ended December 31, 2024, respectively.

As of December 31, 2025 and June 30, 2025, purchases of property and equipment remaining in accounts payable were $23.1 billion and $6.9 billion, respectively.

PART I

Item 1

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2025	Acquisitions	Other	December 31, 2025

Productivity and Business Processes	$31,457	$26	$21	$31,504
Intelligent Cloud	25,689	36	6	25,731
More Personal Computing	62,363	5	19	62,387

Total	$119,509	$67	$46	$119,622

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

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2025			June 30, 2025

Marketing-related	$16,502	$(4,300)	$12,202	$16,502	$(3,901)	$12,601
Technology-based	22,726	(16,830)	5,896	22,560	(14,959)	7,601
Customer-related	4,278	(2,357)	1,921	4,278	(2,050)	2,228
Contract-based	343	(73)	270	217	(43)	174

Total	$43,849	$(23,560)	$20,289	$43,557	$(20,953)	$22,604

Intangible assets amortization expense was $1.2 billion and $2.6 billion for the three and six months ended December 31, 2025, respectively, and $1.5 billion and $3.0 billion for the three and six months ended December 31, 2024, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2025:

(In millions)

Year Ending June 30,

2026 (excluding the six months ended December 31, 2025)	$2,063
2027	3,000
2028	2,068
2029	1,879
2030	1,412
Thereafter	9,867

Total	$20,289

PART I

Item 1

NOTE 9 — DEBT

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			December 31, 2025	June 30, 2025

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,701	2,700
2015 issuance of $23.8 billion	2035	–	2055	3.50%	–	4.75%	3.60%	–	4.78%	4,555	7,555
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										46,207	49,206
Unamortized discount and issuance costs										(1,117)	(1,155)
Hedge fair value adjustments (a)										(21)	(36)
Premium on debt exchange										(4,807)	(4,864)

Total debt										40,262	43,151
Current portion of long-term debt										(4,837)	(2,999)

Long-term debt										$35,425	$40,152

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of December 31, 2025 and June 30, 2025, the estimated fair value of long-term debt, including the current portion, was $37.3 billion and $40.4 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2025:

(In millions)

Year Ending June 30,

2026 (excluding the six months ended December 31, 2025)	$0
2027	9,250
2028	0
2029	2,055
2030	0
Thereafter	34,902

Total	$46,207

PART I

Item 1

NOTE 10 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 20% for both the three and six months ended December 31, 2025, and 18% for both the three and six months ended December 31, 2024. The increase in our effective tax rate for the three and six months ended December 31, 2025 compared to the prior year was primarily due to deferred tax expense attributable to the dilution gain from the OpenAI Recapitalization and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2025, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of December 31, 2025 and June 30, 2025, unrecognized tax benefits and other income tax liabilities were $28.7 billion and $27.4 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of December 31, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2021 and thereafter.

NOTE 11 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2025	June 30, 2025

Productivity and Business Processes	$39,721	$50,567
Intelligent Cloud	11,433	14,022
More Personal Computing	2,890	2,676

Total	$54,044	$67,265

Changes in unearned revenue were as follows:

(In millions)

Six Months Ended December 31, 2025

Balance, beginning of period	$67,265
Deferral of revenue	89,010
Recognition of unearned revenue	(102,231)

Balance, end of period	$54,044

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue in future periods, was $631 billion as of December 31, 2025. Estimating revenue that will be allocated to remaining performance obligations can involve significant judgments, including identifying and assessing variable consideration and potential renegotiation of commitments. We consider factors such as the nature of the terms and duration of the contract across our portfolio of contracts. Revenue allocated to remaining performance obligations related to the commercial portion of revenue was $625 billion as of December 31, 2025, with a weighted average duration of approximately 2.5 years. We expect to recognize approximately 25% of both our total company remaining performance obligation revenue and commercial remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 12 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, Microsoft Experience Centers, and certain equipment. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Operating lease cost	$1,742	$1,293	$3,397	$2,453

Finance lease cost:
Amortization of right-of-use assets	$1,277	$830	$2,450	$1,524
Interest on lease liabilities	615	337	1,161	611

Total finance lease cost	$1,892	$1,167	$3,611	$2,135

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,506	$962	$3,161	$2,169
Operating cash flows from finance leases	615	319	1,161	594
Financing cash flows from finance leases	701	480	1,340	1,282

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,477	3,098	2,894	4,991
Finance leases	6,330	6,435	15,477	10,767

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	December 31, 2025	June 30, 2025

Operating Leases

Operating lease right-of-use assets	$25,103	$24,823

Other current liabilities	$5,520	$5,424
Operating lease liabilities	17,345	17,437

Total operating lease liabilities	$22,865	$22,861

Finance Leases

Property and equipment, at cost	$73,201	$53,876
Accumulated depreciation	(12,556)	(9,861)

Property and equipment, net	$60,645	$44,015

Other current liabilities	$3,738	$3,172
Other long-term liabilities	56,413	43,000

Total finance lease liabilities	$60,151	$46,172

Weighted Average Remaining Lease Term

Operating leases	6 years	6 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	3.6%	3.5%
Finance leases	4.3%	4.2%

The following table outlines maturities of our lease liabilities as of December 31, 2025:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2026 (excluding the six months ended December 31, 2025)	$3,248	$3,059
2027	5,811	6,404
2028	4,078	6,467
2029	2,891	5,829
2030	2,361	5,718
Thereafter	7,192	53,590

Total lease payments	25,581	81,067
Less imputed interest	(2,716)	(20,916)

Total	$22,865	$60,151

As of December 31, 2025, we had additional leases, primarily for datacenters, that had not yet commenced of $155.1 billion. These leases will commence between fiscal year 2026 and fiscal year 2031 with lease terms of 1 year to 20 years.

NOTE 13 — CONTINGENCIES

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In October 2024, the IDPC provided LinkedIn with a final decision alleging GDPR violations and assessing a fine. In November 2024, LinkedIn appealed the final decision to the Irish courts. A preliminary hearing was held in December 2025.

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

As of December 31, 2025, we accrued aggregate legal liabilities of $575 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $400 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021 and was completed in April 2025.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in April 2025, following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time. As of December 31, 2025, $47.4 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2026		2025

First Quarter	8	$3,955	7	$2,800
Second Quarter	12	5,964	8	3,500

Total	20	$9,919	15	$6,300

All repurchases were made using cash resources. Shares repurchased during fiscal year 2026 were under the share repurchase program approved on September 16, 2024. Shares repurchased during fiscal year 2025 were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.5 billion and $3.1 billion for the three and six months ended December 31, 2025, respectively, and $1.5 billion and $2.8 billion for the three and six months ended December 31, 2024, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2026				(In millions)

September 15, 2025	November 20, 2025	December 11, 2025	$0.91	$6,762
December 2, 2025	February 19, 2026	March 12, 2026	0.91	6,760

Total			$1.82	$13,522

Fiscal Year 2025

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,170
December 3, 2024	February 20, 2025	March 13, 2025	0.83	6,169

Total			$1.66	$12,339

The dividend declared on December 2, 2025 was included in other current liabilities as of December 31, 2025.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Derivatives

Balance, beginning of period	$(11)	$(13)	$(8)	$(3)
Unrealized losses, net of tax of $(2), $(13), $(4), and $(6)	(9)	(50)	(16)	(21)
Reclassification adjustments for losses included in other income (expense), net	7	106	12	57
Tax benefit included in provision for income taxes	(1)	(22)	(2)	(12)

Amounts reclassified from accumulated other comprehensive loss	6	84	10	45

Net change related to derivatives, net of tax of $(1), $9, $(2), and $6	(3)	34	(6)	24

Balance, end of period	$(14)	$21	$(14)	$21

Investments

Balance, beginning of period	$(364)	$(1,511)	$(1,051)	$(2,625)
Unrealized gains (losses), net of tax of $(45), $(121), $140, and $176	(170)	(453)	525	665
Reclassification adjustments for losses included in other income (expense), net	11	24	1	19
Tax benefit included in provision for income taxes	(2)	(5)	0	(4)

Amounts reclassified from accumulated other comprehensive loss	9	19	1	15

Net change related to investments, net of tax of $(43), $(116), $140, and $180	(161)	(434)	526	680

Balance, end of period	$(525)	$(1,945)	$(525)	$(1,945)

Translation Adjustments and Other

Balance, beginning of period	$(2,386)	$(2,658)	$(2,288)	$(2,962)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	223	(1,034)	125	(730)

Balance, end of period	$(2,163)	$(3,692)	$(2,163)	$(3,692)

Accumulated other comprehensive loss, end of period	$(2,702)	$(5,616)	$(2,702)	$(5,616)

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

Segment revenue, cost of revenue, operating expenses, and operating income were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Productivity and Business Processes

Revenue	$34,116	$29,437	$67,136	$57,754
Cost of revenue	6,110	5,569	11,831	10,863
Operating expenses	7,407	6,983	14,299	13,490

Operating income	$20,599	$16,885	$41,006	$33,401

Intelligent Cloud

Revenue	$32,907	$25,544	$63,804	$49,636
Cost of revenue	13,566	9,405	25,880	18,019
Operating expenses	5,468	5,288	10,660	10,263

Operating income	$13,873	$10,851	$27,264	$21,354

More Personal Computing

Revenue	$14,250	$14,651	$28,006	$27,827
Cost of revenue	6,302	6,825	12,310	13,016
Operating expenses	4,145	3,909	7,730	7,361

Operating income	$3,803	$3,917	$7,966	$7,450

Total

Revenue	$81,273	$69,632	$158,946	$135,217
Cost of revenue	25,978	21,799	50,021	41,898
Operating expenses	17,020	16,180	32,689	31,114

Operating income	$38,275	$31,653	$76,236	$62,205

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or six months ended December 31, 2025 or 2024. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

United States (a)	$41,410	$35,537	$81,487	$69,450
Other countries	39,863	34,095	77,459	65,767

Total	$81,273	$69,632	$158,946	$135,217

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Server products and cloud services	$30,865	$23,641	$59,737	$45,796
Microsoft 365 Commercial products and cloud services	24,524	21,117	48,490	41,566
Gaming	5,958	6,581	11,466	12,202
LinkedIn	5,082	4,587	9,796	8,879
Windows and Devices	4,479	4,512	9,030	8,841
Search and news advertising	3,812	3,558	7,509	6,783
Microsoft 365 Consumer products and cloud services	2,305	1,821	4,509	3,548
Dynamics products and cloud services	2,204	1,913	4,340	3,762
Enterprise and partner services	2,038	1,892	4,060	3,820
Other	6	10	9	20

Total	$81,273	$69,632	$158,946	$135,217

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $51.5 billion and $100.6 billion for the three and six months ended December 31, 2025, respectively, and $40.9 billion and $79.8 billion for the three and six months ended December 31, 2024, respectively. These amounts are included in Server products and cloud services, Microsoft 365 Commercial products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

January 28, 2026

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

Highlights from the second quarter of fiscal year 2026 compared with the second quarter of fiscal year 2025 included:

•
Microsoft Cloud revenue increased 26% to $51.5 billion.
•
Commercial remaining performance obligation increased 110% to $625 billion.
•
Microsoft 365 Commercial cloud revenue increased 17%.
•
Microsoft 365 Consumer cloud revenue increased 29%.
•
LinkedIn revenue increased 11%.
•
Dynamics 365 revenue increased 19%.
•
Azure and other cloud services revenue increased 39%.
•
Windows OEM and Devices revenue increased 1%.
•
Xbox content and services revenue decreased 5%.
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

We have a long-term strategic partnership with OpenAI which was originally established in 2019. In October 2025, we signed a new definitive agreement with OpenAI that extends this partnership and continues to build on our shared vision to advance artificial intelligence responsibly and make its benefits broadly accessible. Microsoft is a major investor in OpenAI, and the companies have reciprocal revenue-sharing arrangements. We hold rights to OpenAI’s intellectual property, including models and infrastructure, for integration into our products.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies increased reported revenue and did not have a material impact on reported expenses from our international operations for the three and six months ended December 31, 2025.

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

Search and news advertising revenue (ex TAC) growth	Revenue from search and news advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and news partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2025	2024		2025	2024

Revenue	$81,273	$69,632	17%	$158,946	$135,217	18%
Gross margin	55,295	47,833	16%	108,925	93,319	17%
Operating income	38,275	31,653	21%	76,236	62,205	23%
Net income	38,458	24,108	60%	66,205	48,775	36%
Diluted earnings per share	5.16	3.23	60%	8.87	6.53	36%

Adjusted net income (non-GAAP)	30,875	25,047	23%	61,708	50,237	23%
Adjusted diluted earnings per share (non-GAAP)	4.14	3.35	24%	8.27	6.73	23%

PART I

Item 2

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures. These non-GAAP financial measures exclude net gains and losses from investments in OpenAI. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

Revenue increased $11.6 billion or 17% driven by Intelligent Cloud and Productivity and Business Processes, offset in part by More Personal Computing. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue decreased driven by Gaming, offset in part by Search and news advertising as well as Windows OEM.

Cost of revenue increased $4.2 billion or 19% driven by growth in Microsoft Cloud.

Gross margin increased $7.5 billion or 16% with growth across each of our segments.

•
Gross margin percentage decreased slightly driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains across the Microsoft Cloud and sales mix shift to higher margin businesses.
•
Microsoft Cloud gross margin percentage decreased to 67% driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains in Azure and Microsoft 365 Commercial cloud.

Operating expenses increased $840 million or 5% driven by research and development investments in compute capacity and AI talent, as well as impairment charges in our Gaming business.

Operating income increased $6.6 billion or 21% driven by growth in Productivity and Business Processes and Intelligent Cloud.

Revenue, gross margin, and operating income each included a favorable foreign currency impact of 2%.

Current year net income and diluted EPS were positively impacted by net gains from investments in OpenAI, which resulted in an increase in net income and diluted EPS of $7.6 billion and $1.02, respectively. Prior year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $939 million and $0.12, respectively.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

Revenue increased $23.7 billion or 18% with growth across each of our segments. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue increased driven by Search and news advertising and Windows OEM, offset in part by Gaming and Devices.

Cost of revenue increased $8.1 billion or 19% driven by growth in Microsoft Cloud.

Gross margin increased $15.6 billion or 17% with growth across each of our segments.

•
Gross margin percentage decreased slightly driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains across the Microsoft Cloud and sales mix shift to higher margin businesses.
•
Microsoft Cloud gross margin percentage decreased to 67% driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains in Azure and Microsoft 365 Commercial cloud.

Operating expenses increased $1.6 billion or 5% driven by research and development investments in compute capacity and AI talent, as well as impairment charges in our Gaming business.

Operating income increased $14.0 billion or 23% with growth across each of our segments.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 3%, respectively.

PART I

Item 2

Current year net income and diluted EPS were positively impacted by net gains from investments in OpenAI, which resulted in an increase in net income and diluted EPS of $4.5 billion and $0.60, respectively. Prior year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $1.5 billion and $0.20, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2025	2024		2025	2024

Productivity and Business Processes

Revenue	$34,116	$29,437	16%	$67,136	$57,754	16%
Cost of revenue	6,110	5,569	10%	11,831	10,863	9%
Operating expenses	7,407	6,983	6%	14,299	13,490	6%

Operating income	$20,599	$16,885	22%	$41,006	$33,401	23%

Intelligent Cloud

Revenue	$32,907	$25,544	29%	$63,804	$49,636	29%
Cost of revenue	13,566	9,405	44%	25,880	18,019	44%
Operating expenses	5,468	5,288	3%	10,660	10,263	4%

Operating income	$13,873	$10,851	28%	$27,264	$21,354	28%

More Personal Computing

Revenue	$14,250	$14,651	(3)%	$28,006	$27,827	1%
Cost of revenue	6,302	6,825	(8)%	12,310	13,016	(5)%
Operating expenses	4,145	3,909	6%	7,730	7,361	5%

Operating income	$3,803	$3,917	(3)%	$7,966	$7,450	7%

Total

Revenue	$81,273	$69,632	17%	$158,946	$135,217	18%
Cost of revenue	25,978	21,799	19%	50,021	41,898	19%
Operating expenses	17,020	16,180	5%	32,689	31,114	5%

Operating income	$38,275	$31,653	21%	$76,236	$62,205	23%

Reportable Segments

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

Productivity and Business Processes

Revenue increased $4.7 billion or 16%.

•
Microsoft 365 Commercial products and cloud services revenue increased $3.4 billion or 16%. Microsoft 365 Commercial cloud revenue grew 17% with growth in revenue per user driven by Microsoft 365 E5 and Microsoft 365 Copilot. Microsoft 365 Commercial seats grew 6% driven by small and medium businesses and frontline worker offerings. Microsoft 365 Commercial products revenue grew 13% driven by Windows Commercial on-premises components of Microsoft 365 suite sales, as well as an increase in Office 2024 transactional purchasing.
•
Microsoft 365 Consumer products and cloud services revenue increased $484 million or 27%. Microsoft 365 Consumer cloud revenue grew 29% driven by growth in revenue per user and Microsoft 365 Consumer subscriber growth of 6%.
•
LinkedIn revenue increased $495 million or 11% driven by growth in Marketing Solutions.
•
Dynamics products and cloud services revenue increased $291 million or 15% driven by growth in Dynamics 365. Dynamics 365 revenue grew 19% with growth across all workloads.

PART I

Item 2

Operating income increased $3.7 billion or 22%.

•
Cost of revenue increased $541 million or 10% driven by growth in Microsoft 365 Commercial cloud.
•
Gross margin increased $4.1 billion or 17% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage increased primarily driven by efficiency gains in Microsoft 365 Commercial cloud even with continued investments in AI infrastructure and growing AI product usage.
•
Operating expenses increased $424 million or 6% driven by research and development investments in compute capacity and AI talent, as well as higher advertising expenses.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 3%, respectively.

Intelligent Cloud

Revenue increased $7.4 billion or 29%.

•
Server products and cloud services revenue increased $7.2 billion or 31% driven by Azure and other cloud services. Azure and other cloud services revenue grew 39% driven by demand for our portfolio of services with continued growth across all workloads. Server products revenue increased 2% driven by demand for our hybrid solutions, with benefit from the launch of SQL Server 2025, and higher transactional purchasing.
•
Enterprise and partner services revenue increased $146 million or 8% driven by growth in Enterprise Support Services.

Operating income increased $3.0 billion or 28%.

•
Cost of revenue increased $4.2 billion or 44% driven by growth in Azure.
•
Gross margin increased $3.2 billion or 20% driven by growth in Azure. Gross margin percentage decreased driven by the continued investments in AI infrastructure and sales mix shift to Azure, offset in part by efficiency gains in Azure.
•
Operating expenses increased $180 million or 3% driven by research and development investments in compute capacity and AI talent.

Cost of revenue included an unfavorable foreign currency impact of 2%.

More Personal Computing

Revenue decreased $401 million or 3%.

•
Windows and Devices revenue decreased slightly. Windows OEM and Devices revenue increased 1% driven by Windows OEM growth of 5% with continued benefit from Windows 10 end of support and inventory levels that remained elevated, offset in part by a decline in Devices.
•
Gaming revenue decreased $623 million or 9% driven by declines in Xbox hardware and Xbox content and services. Xbox hardware revenue decreased 32% driven by lower volume of consoles sold. Xbox content and services revenue decreased 5% on a prior year comparable that benefited from strong first-party content performance.
•
Search and news advertising revenue increased $254 million or 7%. Search and news advertising revenue excluding traffic acquisition costs increased 10% driven by higher search volume and continued benefit from third-party partnerships.

PART I

Item 2

Operating income decreased $114 million or 3%.

•
Cost of revenue decreased $523 million or 8% driven by lower hardware sales.
•
Gross margin increased $122 million or 2% driven by growth in Search and news advertising and Windows OEM, offset in part by Gaming. Gross margin percentage increased driven by sales mix shift to higher margin businesses.
•
Operating expenses increased $236 million or 6% driven by impairment charges in our Gaming business and research and development investments in compute capacity and AI talent.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

Productivity and Business Processes

Revenue increased $9.4 billion or 16%.

•
Microsoft 365 Commercial products and cloud services revenue increased $6.9 billion or 17%. Microsoft 365 Commercial cloud revenue grew 17% with growth in revenue per user driven by Microsoft 365 E5 and Microsoft 365 Copilot, and continued Microsoft 365 Commercial seat growth. Microsoft 365 Commercial products revenue grew 15% driven by Windows Commercial on-premises components of Microsoft 365 suite sales, as well as an increase in Office 2024 transactional purchasing.
•
Microsoft 365 Consumer products and cloud services revenue increased $961 million or 27%. Microsoft 365 Consumer cloud revenue grew 27% driven by growth in revenue per user and continued growth in Microsoft 365 Consumer subscribers.
•
LinkedIn revenue increased $917 million or 10% driven by growth in Marketing Solutions.
•
Dynamics products and cloud services revenue increased $578 million or 15% driven by growth in Dynamics 365. Dynamics 365 revenue grew 19% with growth across all workloads.

Operating income increased $7.6 billion or 23%.

•
Cost of revenue increased $968 million or 9% driven by growth in Microsoft 365 Commercial cloud.
•
Gross margin increased $8.4 billion or 18% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage increased driven by efficiency gains in Microsoft 365 Commercial cloud even with the impact of investments in AI infrastructure and growing AI product usage.
•
Operating expenses increased $809 million or 6% driven by research and development investments in compute capacity and AI talent, as well as higher advertising expenses.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 3%, and 3%, respectively.

Intelligent Cloud

Revenue increased $14.2 billion or 29%.

•
Server products and cloud services revenue increased $13.9 billion or 30% driven by Azure and other cloud services. Azure and other cloud services revenue grew 40% driven by demand for our portfolio of services with continued growth across all workloads. Server products revenue increased 2% driven by higher transactional purchasing and demand for our hybrid solutions, with benefit from the launch of SQL Server 2025.
•
Enterprise and partner services revenue increased $240 million or 6% driven by growth in Enterprise Support Services.

Operating income increased $5.9 billion or 28%.

•
Cost of revenue increased $7.9 billion or 44% driven by growth in Azure.

PART I

Item 2

•
Gross margin increased $6.3 billion or 20% driven by growth in Azure. Gross margin percentage decreased driven by the continued investments in AI infrastructure and sales mix shift to Azure, offset in part by efficiency gains in Azure.
•
Operating expenses increased $397 million or 4% driven by research and development investments in compute capacity and AI talent.

Revenue included a favorable foreign currency impact of 2%. Cost of revenue included an unfavorable foreign currency impact of 2%.

More Personal Computing

Revenue increased $179 million or 1%.

•
Windows and Devices revenue increased $189 million or 2%. Windows OEM and Devices revenue increased 3% driven by Windows OEM growth of 11% with benefit from Windows 10 end of support and inventory levels that remained elevated, offset in part by a decline in Devices.
•
Gaming revenue decreased $736 million or 6% driven by declines in Xbox hardware and Xbox content and services. Xbox hardware revenue decreased 31% driven by lower volume of consoles sold. Xbox content and services revenue decreased 2% driven by a decline in first-party content, offset in part by growth in Xbox Game Pass and third-party content.
•
Search and news advertising revenue increased $726 million or 11%. Search and news advertising revenue excluding traffic acquisition costs increased 13% driven by higher search volume and continued benefit from third-party partnerships.

Operating income increased $516 million or 7%.

•
Cost of revenue decreased $706 million or 5% driven by lower hardware sales, offset in part by growth in Search and news advertising.
•
Gross margin increased $885 million or 6% driven by growth in Windows OEM and Search and news advertising. Gross margin percentage increased driven by sales mix shift to higher margin businesses.
•
Operating expenses increased $369 million or 5% driven by impairment charges in our Gaming business and research and development investments in compute capacity and AI talent.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2025	2024		2025	2024

Research and development	$8,504	$7,917	7%	$16,650	$15,461	8%
As a percent of revenue	10%	11%	(1)ppt	10%	11%	(1)ppt

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

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

Research and development expenses increased $587 million or 7% driven by investments in compute capacity and AI talent and impairment charges in our Gaming business.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

Research and development expenses increased $1.2 billion or 8% driven by investments in compute capacity and AI talent and impairment charges in our Gaming business.

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2025	2024		2025	2024

Sales and marketing	$6,584	$6,440	2%	$12,301	$12,157	1%
As a percent of revenue	8%	9%	(1)ppt	8%	9%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

Sales and marketing expenses increased $144 million or 2% driven by higher advertising expenses.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

Sales and marketing expenses increased $144 million or 1% driven by higher advertising expenses.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2025	2024		2025	2024

General and administrative	$1,932	$1,823	6%	$3,738	$3,496	7%
As a percent of revenue	2%	3%	(1)ppt	2%	3%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

General and administrative expenses increased $109 million or 6% driven by higher legal expenses.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

General and administrative expenses increased $242 million or 7% driven by higher legal expenses.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2025	2024	2025	2024

Interest and dividends income	$840	$600	$1,816	$1,281
Interest expense	(736)	(594)	(1,434)	(1,176)
Net recognized gains (losses) on investments	339	(860)	(233)	(397)
Net gains (losses) on derivatives	37	(116)	1,616	(454)
Net gains (losses) on foreign currency remeasurements	(50)	(153)	(72)	23
Other, net	9,541	(1,165)	4,618	(1,848)

Total	$9,971	$(2,288)	$6,311	$(2,571)

PART I

Item 2

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Other income (expense), net included $10.0 billion and $5.9 billion of net gains for the three and six months ended December 31, 2025, respectively, and $1.2 billion and $1.9 billion of net losses for the three and six months ended December 31, 2024, respectively, from investments in OpenAI, primarily net recognized gains (losses) on our equity method investment reflected in Other, net. The net gains recorded for the three and six months ended December 31, 2025 primarily relate to the dilution gain from the OpenAI Recapitalization.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

Interest and dividends income increased primarily due to higher portfolio balances and higher yields on debt securities. Interest expense increased primarily due to higher finance lease interest expense, offset in part by higher capitalization of debt interest expense. Net recognized gains on investments increased primarily due to lower impairments and higher gains on equity securities in the current period. Net gains on derivatives increased primarily due to gains on equity derivatives in the current period as compared to losses in the prior period. Other, net primarily reflects net recognized gains (losses) on equity method investments, including OpenAI.

Six Months Ended December 31, 2025 Compared with Six Months Ended December 31, 2024

Interest and dividends income increased primarily due to higher portfolio balances and higher yields on debt securities. Interest expense increased primarily due to higher finance lease interest expense, offset in part by higher capitalization of debt interest expense. Net recognized losses on investments decreased primarily due to lower impairments, offset in part by losses on equity securities in the current period as compared to gains in the prior period. Net gains on derivatives increased primarily due to gains on equity derivatives in the current period as compared to losses in the prior period. Other, net primarily reflects net recognized gains (losses) on equity method investments, including OpenAI.

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 20% for both the three and six months ended December 31, 2025, and 18% for both the three and six months ended December 31, 2024. The increase in our effective tax rate for the three and six months ended December 31, 2025 compared to the prior year was primarily due to deferred tax expense attributable to the dilution gain from the OpenAI Recapitalization and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and six months ended December 31, 2025, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of December 31, 2025, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2021 and thereafter.

PART I

Item 2

NON-GAAP FINANCIAL MEASURES

Adjusted other income (expense), net, adjusted net income, and adjusted diluted EPS are non-GAAP financial measures which exclude net (gains) losses from investments in OpenAI. We believe these non-GAAP measures aid investors by providing additional insight into our financial performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2025	2024		2025	2024

Other income (expense), net	$9,971	$(2,288)	536%	$6,311	$(2,571)	345%
Net (gains) losses from investments in OpenAI	(9,978)	1,236	(907)%	(5,917)	1,924	(408)%

Adjusted other income (expense), net (non-GAAP)	$(7)	$(1,052)	99%	$394	$(647)	161%

Net income	$38,458	$24,108	60%	$66,205	$48,775	36%
Net (gains) losses from investments in OpenAI, net of tax of $2,395, $(297), $1,420, and $(462)	(7,583)	939	(908)%	(4,497)	1,462	(408)%

Adjusted net income (non-GAAP)	$30,875	$25,047	23%	$61,708	$50,237	23%

Diluted earnings per share	$5.16	$3.23	60%	$8.87	$6.53	36%
Net (gains) losses from investments in OpenAI	(1.02)	0.12	(950)%	(0.60)	0.20	(400)%

Adjusted diluted earnings per share (non-GAAP)	$4.14	$3.35	24%	$8.27	$6.73	23%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $89.5 billion and $94.6 billion as of December 31, 2025 and June 30, 2025, respectively. Equity and other investments were $21.2 billion and $15.4 billion as of December 31, 2025 and June 30, 2025, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $24.3 billion to $80.8 billion for the six months ended December 31, 2025, primarily due to an increase in cash received from customers, offset in part by an increase in cash paid to suppliers. Cash used in financing increased $1.6 billion to $29.4 billion for the six months ended December 31, 2025, primarily due to a $4.0 billion increase in common stock repurchases, offset in part by a $3.7 billion decrease in cash used for repayments of debt. Cash used in investing increased $28.0 billion to $57.3 billion for the six months ended December 31, 2025, primarily due to an $18.5 billion increase in additions to property and equipment, a $5.9 billion increase in other investing to facilitate the purchase of components, and a $5.7 billion increase in cash used in net investment purchases, sales, and maturities.

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

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of December 31, 2025:

(In millions)

Three Months Ending

March 31, 2026	$26,335
June 30, 2026	15,812
September 30, 2026	6,350
December 31, 2026	2,879
Thereafter	2,668

Total	$54,044

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

Material Cash Requirements and Other Obligations

Share Repurchases

For the six months ended December 31, 2025 and 2024, we repurchased 20 million shares and 15 million shares of our common stock for $9.9 billion and $6.3 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of December 31, 2025, $47.4 billion remained of our $60 billion share repurchase program. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Dividends

For the six months ended December 31, 2025 and 2024, our Board of Directors declared dividends totaling $13.5 billion and $12.3 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Remaining performance obligations represent the revenue we expect to recognize for our products and services for which control has not yet been transferred to customers. We estimate total consideration to be received at the outset of the agreement and throughout the term of the agreement. Estimating the total consideration and revenue that will be allocated to remaining performance obligation can involve significant judgments, including identifying and assessing variable consideration and potential renegotiation of commitments. We consider factors such as the nature of the terms and duration of the contract across our portfolio of contracts.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	December 31, 2025	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(12,434)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(7)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,462)	Fair Value
Credit	100 basis point increase in credit spreads	(495)	Fair Value
Equity	10% decrease in equity market prices	(1,847)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Acquisitions, joint ventures, and strategic alliances could have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2023 we completed our acquisition of Activision Blizzard, Inc. We have a long-term strategic partnership with OpenAI, and in October 2025 we announced a significant update to this partnership. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. We also have limited ability to control or influence third parties with whom we have arrangements, which may impact our ability to realize the anticipated benefits. The success of these transactions and arrangements depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, digital safety, responsible AI, and cybersecurity. It may take longer than expected to realize the full economic benefits from these transactions and arrangements, such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected, which could cause an impairment of goodwill or intangibles.

PART II

Item 1A

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

Security of our information technology

Threats to security can take a variety of forms. Threat actors, including individual and groups of hackers and sophisticated organizations, including nation-states, state-sponsored organizations, or cybercriminal groups, continuously undertake attacks that pose threats to our customers and our internal infrastructure, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our systems and data, including customer systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known and potential vulnerabilities or intentionally designed processes in our or third-party hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters; using social engineering techniques to induce our employees, users, partners, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 and amended on March 8, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. The threat actor used information it obtained to gain unauthorized access to some of our source code repositories and internal systems, and the threat actor could continue to utilize this and other information to attempt to gain access to our systems or otherwise adversely affect our business and results of operations. This incident has and may continue to result in harm to our reputation and customer relationships. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners have and may continue to intensify due to our transparency to our customers, other stakeholders, and the public about cyberattacks, and during elections or periods of intense diplomatic or armed conflict. Challenges or failures to update or apply security patches to all hardware and devices connected to our systems, including end-of-life and end-of-support equipment, have and may continue to result in unauthorized access to our systems and data in the future. Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, or expose us to legal or regulatory risk.

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

Issues in the development, deployment, and use of AI may result in reputational or competitive harm or liability. We are building AI into many of our offerings, including our productivity services, and we are also making AI available for our customers to use in solutions that they build. This AI may be developed by Microsoft or others, including our strategic partner, OpenAI. We expect these elements of our business to grow. We envision a future in which AI operating in devices, applications, and the cloud helps our customers be more productive in their work and personal lives. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased or inaccurate information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain inputs and outputs or other forms of human oversight may be required, including for agentic AI systems that can take actions autonomously. Companion or highly-personalized AI systems may result in over-reliance or dependence by users that is harmful. Our implementation of AI systems could result in legal liability, regulatory action, litigation, brand, reputational, or competitive harm, or other adverse impacts. These risks may stem from issues related to AI model and system capabilities, intellectual property, data privacy, product liability, and other claims associated with AI training, outputs, and system behavior. They are further compounded by the evolving regulatory landscape, with new laws emerging globally and increased scrutiny from regulators and lawmakers. Certain AI technologies and use cases present ethical issues or may have broad or uneven impacts on society or vulnerable groups within society. There is also rising divergence globally in how to address these issues and impacts, with the result that we will need to navigate a web of different tensions across geographies. If we enable or offer AI solutions that have unintended consequences, unintended usage or customization by our customers and partners, are contrary to our responsible AI policies and practices, or are otherwise controversial because of the impact on human rights, privacy, employment, or other social, economic, or political issues, our reputation, competitive position, business, financial condition, and results of operations could be adversely affected.

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

We may experience supply or quality problems. There are limited suppliers for certain device and datacenter components. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Capacity available to us may be affected as competitors use some of the same suppliers and materials for hardware components. If components are delayed or become unavailable or more expensive, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales, higher costs, or inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Datacenter servers, Xbox consoles, Surface devices, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages which could adversely affect our business, operations, financial condition, and results of operations.

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
•
AI: Legislative and regulatory action is evolving with respect to AI, which could increase costs or restrict opportunity. For example, the EU’s AI Act may increase costs or impact the provision or operation of our AI models and services in the European market. AI regulatory areas include model and system development and deployment, frontier model safety, transparency, content provenance, digital replicas, and AI companions.
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

PART II

Item 1A

•
Trade: Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries could prohibit business with restricted entities or countries. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Supply chain regulations may impact the availability of goods or result in additional regulatory scrutiny. Restrictions on data flows and outbound investment and customer sensitivities may limit our ability to leverage parts of our global engineering footprint to provide services in certain jurisdictions. Increased geopolitical instabilities and changing U.S. Administration priorities create an unpredictable trade landscape. U.S. tariff, shifting AI export controls policies, and disagreements among governments on sanctions policies toward third countries, could increase operational costs, create uncertainty in the continuity of our products, and accelerate sovereignty initiatives among international partners and customers. The volatility of U.S. tariffs has triggered economic uncertainty and could impact cloud and devices supply chain cost competitiveness. The potential replacement of the recently rescinded AI Diffusion Rule, expanded export license conditions, and other potential AI-related rulemakings could adversely affect Microsoft’s business, strategy, and operations. Periods of intense diplomatic or armed conflict like the ongoing conflict in Ukraine and the Israel-Hamas conflict could continue to result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us.
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
•
Environmental, Social, and Governance: Laws, regulations, and policies relating to environmental, social, and governance matters are being developed and formalized in Europe, the U.S., and elsewhere, which may include greenhouse gas emissions and energy usage caps, as well as specific, target-driven environmental, social, and governance frameworks and disclosure requirements. In addition, in 2020 we announced goals to become carbon negative, water positive, and zero waste by 2030. AI development and deployment has and may continue to raise energy use and emissions, making it harder to meet these goals. Any failure or perceived failure to meet our sustainability goals, or to meet various sustainability regulatory requirements, could result in claims and lawsuits, regulatory actions, penalties, or damage to our reputation, each of which could adversely affect our business, operations, financial condition, and results of operations.

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

PART II

Item 1A

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

PART II

Item 1A

In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends and concerns about human rights, the environment, and political expression in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, and non-local sourcing restrictions, disagreements among governments on export controls and sanctions toward third countries, investment restrictions, or other developments that make it more difficult to operate and sell our products in foreign countries. Disruptions of these kinds in developed or emerging markets could negatively impact demand for our products and services, impair our ability to operate in certain regions, or increase operating costs. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies could adversely affect our results of operations.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

October 1, 2025 – October 31, 2025	3,523,401	$520.90	3,523,401	$51,559
November 1, 2025 – November 30, 2025	2,903,047	496.71	2,903,047	50,117
December 1, 2025 – December 31, 2025	5,558,939	483.31	5,558,939	47,430

	11,985,387		11,985,387

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the second quarter of fiscal year 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

December 2, 2025	February 19, 2026	March 12, 2026	$0.91	$6,760

We returned $12.7 billion to shareholders in the form of share repurchases and dividends in the second quarter of fiscal year 2026. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we are required to disclose knowing transactions or dealings involving specific sanctions programs administered by the U.S. Office of Foreign Assets Control (“OFAC”). We disclose the following activities in connection with two Taiwanese entities sanctioned under the Weapons of Mass Destruction Proliferators Regulations. During the quarter ended December 31, 2025, our affiliate in the Asia-Pacific region communicated with these entities about suspension of services following their OFAC designations and allowed these entities to retrieve customer data from our servers in the Asia-Pacific region. No revenue or profit was generated by these activities. We have already terminated these reported activities as of the date of this filing.

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

January 28, 2026