Form 10-Q
period 2026-03-31
MICROSOFT CORP
filed 2026-04-29
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 23, 2026

Common Stock, $0.00000625 par value per share	7,428,434,704 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Revenue:
Product	$15,089	$15,319	$47,462	$46,810
Service and other	67,797	54,747	194,370	158,473

Total revenue	82,886	70,066	241,832	205,283

Cost of revenue:
Product	2,733	3,037	9,160	10,187
Service and other	24,095	18,882	67,689	53,630

Total cost of revenue	26,828	21,919	76,849	63,817

Gross margin	56,058	48,147	164,983	141,466
Research and development	8,915	8,198	25,565	23,659
Sales and marketing	6,814	6,212	19,115	18,369
General and administrative	1,931	1,737	5,669	5,233

Operating income	38,398	32,000	114,634	94,205
Other income (expense), net	942	(623)	7,253	(3,194)

Income before income taxes	39,340	31,377	121,887	91,011
Provision for income taxes	7,562	5,553	23,904	16,412

Net income	$31,778	$25,824	$97,983	$74,599

Earnings per share:
Basic	$4.28	$3.47	$13.19	$10.03
Diluted	$4.27	$3.46	$13.14	$9.99
Weighted average shares outstanding:
Basic	7,426	7,434	7,430	7,434
Diluted	7,445	7,461	7,457	7,466

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Net income	$31,778	$25,824	$97,983	$74,599

Other comprehensive income (loss), net of tax:
Net change related to derivatives	0	(20)	(6)	4
Net change related to investments	(239)	450	287	1,130
Translation adjustments and other	(287)	353	(162)	(377)

Other comprehensive income (loss)	(526)	783	119	757

Comprehensive income	$31,252	$26,607	$98,102	$75,356

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2026	June 30, 2025

Assets
Current assets:
Cash and cash equivalents	$32,105	$30,242
Short-term investments	46,167	64,323

Total cash, cash equivalents, and short-term investments	78,272	94,565
Accounts receivable, net of allowance for doubtful accounts of $794 and $944	60,041	69,905
Inventories	1,219	938
Other current assets	35,797	25,723

Total current assets	175,329	191,131
Property and equipment, net of accumulated depreciation of $111,723 and $93,653	283,228	204,966
Operating lease right-of-use assets	24,403	24,823
Equity and other investments	33,683	15,405
Goodwill	119,661	119,509
Intangible assets, net	19,325	22,604
Other long-term assets	38,599	40,565

Total assets	$694,228	$619,003

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,513	$27,724
Current portion of long-term debt	8,839	2,999
Accrued compensation	11,270	13,709
Short-term income taxes	3,563	7,211
Short-term unearned revenue	50,924	64,555
Other current liabilities	24,552	25,020

Total current liabilities	136,661	141,218
Long-term debt	31,423	40,152
Long-term income taxes	27,941	25,986
Long-term unearned revenue	2,753	2,710
Deferred income taxes	2,899	2,835
Operating lease liabilities	16,703	17,437
Other long-term liabilities	61,481	45,186

Total liabilities	279,861	275,524

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,429 and 7,434	115,069	109,095
Retained earnings	302,526	237,731
Accumulated other comprehensive loss	(3,228)	(3,347)

Total stockholders’ equity	414,367	343,479

Total liabilities and stockholders’ equity	$694,228	$619,003

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Operations
Net income	$31,778	$25,824	$97,983	$74,599
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	10,167	7,734	27,512	20,116
Stock-based compensation expense	3,081	2,980	9,283	8,901
Net recognized losses (gains) on investments and derivatives	(1,280)	708	(7,304)	3,387
Deferred income taxes	2,602	(2,244)	9,539	(4,835)
Changes in operating assets and liabilities:
Accounts receivable	(4,707)	(2,461)	8,347	5,598
Inventories	(161)	52	(283)	390
Other current assets	758	1,076	215	642
Other long-term assets	(932)	(518)	(2,614)	(3,368)
Accounts payable	2,320	1,179	2,903	1,221
Unearned revenue	(166)	(1,032)	(13,067)	(12,923)
Income taxes	2,296	1,298	(1,568)	(1,081)
Other current liabilities	2,539	2,839	(166)	576
Other long-term liabilities	(1,616)	(391)	(3,286)	292

Net cash from operations	46,679	37,044	127,494	93,515

Financing
Repayments of debt, maturities of 90 days or less	0	0	0	(5,746)
Repayments of debt	0	(2,250)	(3,000)	(3,216)
Common stock issued	541	546	1,489	1,508
Common stock repurchased	(4,627)	(4,781)	(17,692)	(13,874)
Common stock cash dividends paid	(6,756)	(6,169)	(19,687)	(17,913)
Other, net	(509)	(382)	(1,877)	(1,614)

Net cash used in financing	(11,351)	(13,036)	(40,767)	(40,855)

Investing
Additions to property and equipment	(30,876)	(16,745)	(80,146)	(47,472)
Acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets	(258)	(981)	(1,291)	(4,235)
Purchases of investments	(12,006)	(4,474)	(39,522)	(8,144)
Maturities of investments	11,976	6,721	30,424	11,461
Sales of investments	6,358	2,161	15,311	6,688
Other, net	(2,599)	604	(9,445)	(325)

Net cash used in investing	(27,405)	(12,714)	(84,669)	(42,027)

Effect of foreign exchange rates on cash and cash equivalents	(114)	52	(195)	(120)

Net change in cash and cash equivalents	7,809	11,346	1,863	10,513
Cash and cash equivalents, beginning of period	24,296	17,482	30,242	18,315

Cash and cash equivalents, end of period	$32,105	$28,828	$32,105	$28,828

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Common stock and paid-in capital
Balance, beginning of period	$112,788	$104,829	$109,095	$100,923
Common stock issued	541	546	1,489	1,508
Common stock repurchased	(1,341)	(1,390)	(4,796)	(4,366)
Stock-based compensation expense	3,081	2,980	9,283	8,901
Other, net	0	0	(2)	(1)

Balance, end of period	115,069	106,965	115,069	106,965

Retained earnings
Balance, beginning of period	280,789	203,482	237,731	173,144
Net income	31,778	25,824	97,983	74,599
Common stock cash dividends	(6,756)	(6,168)	(20,277)	(18,508)
Common stock repurchased	(3,285)	(3,379)	(12,911)	(9,476)

Balance, end of period	302,526	219,759	302,526	219,759

Accumulated other comprehensive loss
Balance, beginning of period	(2,702)	(5,616)	(3,347)	(5,590)
Other comprehensive income (loss)	(526)	783	119	757

Balance, end of period	(3,228)	(4,833)	(3,228)	(4,833)

Total stockholders’ equity	$414,367	$321,891	$414,367	$321,891

Cash dividends declared per common share	$0.91	$0.83	$2.73	$2.49

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

We have a long-term strategic partnership with OpenAI. In October 2025, we signed a new definitive agreement with OpenAI that extends this partnership. Additionally, OpenAI formed a public benefit corporation and completed a recapitalization (“OpenAI Recapitalization”). We have an investment of approximately 27 percent of OpenAI on an as-converted basis accounted for under the equity method of accounting. As a result of the OpenAI Recapitalization, we had a decrease in our proportionate ownership of OpenAI and recorded a dilution gain in other income (expense), net. Refer to Note 3 – Other Income (Expense), Net for additional information. We calculate our equity method income or loss using the hypothetical liquidation at book value (“HLBV”) method because our liquidation rights and priorities differ from our underlying ownership interest. Under the HLBV method, we recognize income or loss based on the change in the amount we would receive if the net assets of the investee were distributed at book value. We have made total funding commitments of $13 billion, of which $11.8 billion has been funded as of March 31, 2026.

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

Contract Balances and Other Receivables

As of March 31, 2026 and June 30, 2025, long-term accounts receivable, net of allowance for doubtful accounts, was $5.1 billion and $5.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of March 31, 2026 and June 30, 2025, other receivables related to activities to facilitate the purchase of server components were $17.8 billion and $8.2 billion, respectively, and are included in other current assets in our consolidated balance sheets. Additionally, as of March 31, 2026, restricted investments pursuant to a supplier agreement were $11.5 billion, with $2.8 billion included in short-term investments and $8.7 billion included in equity and other investments in our consolidated balance sheet.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of March 31, 2026 and June 30, 2025, our financing receivables, net were $2.6 billion and $4.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets.

We record an allowance for doubtful accounts which reflects our best estimate of credit losses inherent in the accounts receivable and financing receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

PART I

Item 1

Recent Accounting Guidance

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve income tax disclosures. The guidance requires additional disclosure of disaggregated income taxes paid and prescribes standardized categories for the components of the effective tax rate reconciliation. We will adopt the standard prospectively on the effective date in our annual reporting for fiscal year 2026.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Net income available for common shareholders (A)	$31,778	$25,824	$97,983	$74,599

Weighted average outstanding shares of common stock (B)	7,426	7,434	7,430	7,434
Dilutive effect of stock-based awards	19	27	27	32

Common stock and common stock equivalents (C)	7,445	7,461	7,457	7,466

Earnings Per Share

Basic (A/B)	$4.28	$3.47	$13.19	$10.03
Diluted (A/C)	$4.27	$3.46	$13.14	$9.99

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Interest and dividends income	$730	$597	$2,546	$1,878
Interest expense	(778)	(594)	(2,212)	(1,770)
Net recognized gains (losses) on investments	1,652	111	1,419	(286)
Net gains (losses) on derivatives	124	187	1,740	(267)
Net gains (losses) on foreign currency remeasurements	(295)	89	(367)	112
Other, net	(491)	(1,013)	4,127	(2,861)

Total	$942	$(623)	$7,253	$(3,194)

PART I

Item 1

Other income (expense), net included $19 million of net losses and $5.9 billion of net gains for the three and nine months ended March 31, 2026, respectively, and $768 million and $2.7 billion of net losses for the three and nine months ended March 31, 2025, respectively, from investments in OpenAI, primarily net recognized gains (losses) on our equity method investment reflected in Other, net. The net gains recorded for the nine months ended March 31, 2026 primarily relate to the dilution gain from the OpenAI Recapitalization.

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Realized gains from sales of available-for-sale securities	$54	$8	$89	$25
Realized losses from sales of available-for-sale securities	(18)	(17)	(37)	(51)
Impairments and allowance for credit losses	(6)	3	(23)	1

Total	$30	$(6)	$29	$(25)

Net recognized gains (losses) on equity investments were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Net realized gains on investments sold	$32	$9	$106	$66
Net unrealized gains on investments still held	1,621	135	1,371	572
Impairments of investments	(31)	(27)	(87)	(899)

Total	$1,622	$117	$1,390	$(261)

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2026

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$5,544	$0	$0	$5,544	$5,543	$1	$0
Certificates of deposit	Level 2	1,394	0	0	1,394	1,350	44	0
U.S. government securities	Level 1	50,821	25	(1,078)	49,768	8,923	32,119	8,726
U.S. agency securities	Level 2	3,215	0	0	3,215	2,465	750	0
Foreign government bonds	Level 2	225	13	(5)	233	0	233	0
Mortgage- and asset-backed securities	Level 2	2,010	6	(23)	1,993	0	1,993	0
Corporate notes and bonds	Level 2	10,652	66	(73)	10,645	0	10,645	0
Corporate notes and bonds	Level 3	1,601	120	0	1,721	0	101	1,620
Municipal securities	Level 2	152	1	(6)	147	0	147	0
Municipal securities	Level 3	104	0	(14)	90	0	90	0

Total debt investments		$75,718	$231	$(1,199)	$74,750	$18,281	$46,123	$10,346

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$3,911	$1,093	$0	$2,818
Equity investments	Other				20,519	0	0	20,519

Total equity investments					$24,430	$1,093	$0	$23,337

Cash					$12,731	$12,731	$0	$0
Derivatives, net (a)					44	0	44	0

Total					$111,955	$32,105	$46,167	$33,683

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$10,880	$0	$0	$10,880	$9,939	$941	$0
Certificates of deposit	Level 2	2,653	0	0	2,653	2,309	344	0
U.S. government securities	Level 1	52,878	71	(1,462)	51,487	4,742	46,745	0
U.S. agency securities	Level 2	2,686	0	0	2,686	496	2,190	0
Foreign government bonds	Level 2	349	24	(9)	364	0	364	0
Mortgage- and asset-backed securities	Level 2	2,558	10	(27)	2,541	0	2,541	0
Corporate notes and bonds	Level 2	10,763	124	(101)	10,786	0	10,786	0
Corporate notes and bonds	Level 3	2,511	65	(5)	2,571	0	111	2,460
Municipal securities	Level 2	207	1	(7)	201	0	201	0
Municipal securities	Level 3	104	0	(14)	90	0	90	0

Total debt investments		$85,589	$295	$(1,625)	$84,259	$17,486	$64,313	$2,460

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,577	$1,045	$0	$3,532
Equity investments	Other				9,141	0	0	9,141

Total equity investments					$13,718	$1,045	$0	$12,673

Cash					$11,711	$11,711	$0	$0
Derivatives, net (a)					282	0	10	272

Total					$109,970	$30,242	$64,323	$15,405

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of March 31, 2026 and June 30, 2025, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $9.3 billion and $2.9 billion, respectively, and equity investments measured using the equity method were $11.1 billion and $6.0 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2026

U.S. government and agency securities	$6,800	$(335)	$23,042	$(743)	$29,842	$(1,078)
Foreign government bonds	91	(2)	31	(3)	122	(5)
Mortgage- and asset-backed securities	581	(3)	150	(20)	731	(23)
Corporate notes and bonds	3,472	(29)	1,411	(44)	4,883	(73)
Municipal securities	0	0	154	(20)	154	(20)

Total	$10,944	$(369)	$24,788	$(830)	$35,732	$(1,199)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2025

U.S. government and agency securities	$2,569	$(51)	$34,608	$(1,411)	$37,177	$(1,462)
Foreign government bonds	43	(2)	106	(7)	149	(9)
Mortgage- and asset-backed securities	841	(4)	189	(23)	1,030	(27)
Corporate notes and bonds	1,107	(8)	3,105	(98)	4,212	(106)
Municipal securities	0	0	168	(21)	168	(21)

Total	$4,560	$(65)	$38,176	$(1,560)	$42,736	$(1,625)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of March 31, 2026:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

March 31, 2026

Due in one year or less	$31,578	$31,489
Due after one year through five years	39,402	38,528
Due after five years through 10 years	3,481	3,559
Due after 10 years	1,257	1,174

Total	$75,718	$74,750

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2026, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	March 31, 2026	June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,180	1,150

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	14,050	15,214
Foreign exchange contracts sold	40,593	43,307
Equity contracts purchased	5,192	5,434
Equity contracts sold	2,546	2,189
Other contracts purchased	2,872	2,769
Other contracts sold	864	1,242

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	March 31, 2026		June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts	$56	$(66)	$89	$(44)
Interest rate contracts	4	0	15	0

Not Designated as Hedging Instruments

Foreign exchange contracts	974	(427)	248	(809)
Equity contracts	34	(160)	385	(983)
Other contracts	12	(18)	21	(1)

Gross amounts of derivatives	1,080	(671)	758	(1,837)
Gross amounts of derivatives offset in the balance sheets	(328)	329	(258)	260
Cash collateral received	0	(404)	0	(99)

Net amounts of derivatives	$752	$(746)	$500	$(1,676)

Reported as

Short-term investments	$44	$0	$10	$0
Other current assets	704	0	201	0
Equity and other investments	0	0	272	0
Other long-term assets	4	0	17	0
Other current liabilities	0	(630)	0	(1,639)
Other long-term liabilities	0	(116)	0	(37)

Total	$752	$(746)	$500	$(1,676)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $1.1 billion and $663 million, respectively, as of March 31, 2026, and $452 million and $1.8 billion, respectively, as of June 30, 2025.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

March 31, 2026

Derivative assets	$1	$1,074	$5	$1,080
Derivative liabilities	0	(671)	0	(671)

June 30, 2025

Derivative assets	1	474	283	758
Derivative liabilities	0	(1,832)	(5)	(1,837)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$(2)	$3	$(4)	$5
Hedged items	(4)	(12)	(19)	(36)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(34)	50	(46)	(7)

Not Designated as Hedging Instruments

Foreign exchange contracts	(100)	(372)	227	383
Equity contracts	133	176	1,743	(283)
Other contracts	(13)	18	(7)	16

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(27)	$20	$(43)	$(1)

NOTE 6 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

	March 31, 2026	June 30, 2025

Land	$9,813	$9,338
Buildings and improvements	172,260	137,921
Leasehold improvements	15,444	12,117
Servers, network equipment, and software	190,883	132,836
Furniture and equipment	6,551	6,407

Total, at cost	394,951	298,619
Accumulated depreciation	(111,723)	(93,653)

Total, net	$283,228	$204,966

Depreciation expense was $9.0 billion and $24.0 billion for the three and nine months ended March 31, 2026, respectively, and $5.8 billion and $15.7 billion for the three and nine months ended March 31, 2025, respectively.

As of March 31, 2026 and June 30, 2025, purchases of property and equipment remaining in accounts payable were $22.6 billion and $6.9 billion, respectively.

PART I

Item 1

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2025	Acquisitions	Other	March 31, 2026

Productivity and Business Processes	$31,457	$67	$41	$31,565
Intelligent Cloud	25,689	36	10	25,735
More Personal Computing	62,363	5	(7)	62,361

Total	$119,509	$108	$44	$119,661

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

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2026			June 30, 2025

Marketing-related	$16,495	$(4,492)	$12,003	$16,502	$(3,901)	$12,601
Technology-based	22,757	(17,500)	5,257	22,560	(14,959)	7,601
Customer-related	4,278	(2,500)	1,778	4,278	(2,050)	2,228
Contract-based	381	(94)	287	217	(43)	174

Total	$43,911	$(24,586)	$19,325	$43,557	$(20,953)	$22,604

Intangible assets amortization expense was $1.1 billion and $3.7 billion for the three and nine months ended March 31, 2026, respectively, and $1.5 billion and $4.5 billion for the three and nine months ended March 31, 2025, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2026:

(In millions)

Year Ending June 30,

2026 (excluding the nine months ended March 31, 2026)	$1,024
2027	3,032
2028	2,081
2029	1,890
2030	1,425
Thereafter	9,873

Total	$19,325

PART I

Item 1

NOTE 9 — DEBT

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			March 31, 2026	June 30, 2025

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,650	2,700
2015 issuance of $23.8 billion	2035	–	2055	3.50%	–	4.75%	3.60%	–	4.78%	4,555	7,555
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										46,156	49,206
Unamortized discount and issuance costs										(1,098)	(1,155)
Hedge fair value adjustments (a)										(17)	(36)
Premium on debt exchange										(4,779)	(4,864)

Total debt										40,262	43,151
Current portion of long-term debt										(8,839)	(2,999)

Long-term debt										$31,423	$40,152

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of March 31, 2026 and June 30, 2025, the estimated fair value of long-term debt, including the current portion, was $36.6 billion and $40.4 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of March 31, 2026:

(In millions)

Year Ending June 30,

2026 (excluding the nine months ended March 31, 2026)	$0
2027	9,250
2028	0
2029	2,016
2030	0
Thereafter	34,890

Total	$46,156

PART I

Item 1

NOTE 10 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 18% for the three months ended March 31, 2026 and 2025, respectively, and 20% and 18% for the nine months ended March 31, 2026 and 2025, respectively. The increase in our effective tax rate for the three months ended March 31, 2026 compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries. The increase in our effective tax rate for the nine months ended March 31, 2026 compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries and deferred tax expense attributable to the dilution gain from the OpenAI Recapitalization.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2026, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of March 31, 2026 and June 30, 2025, unrecognized tax benefits and other income tax liabilities were $29.3 billion and $27.4 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of March 31, 2026, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2021 and thereafter.

NOTE 11 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2026	June 30, 2025

Productivity and Business Processes	$39,904	$50,567
Intelligent Cloud	10,892	14,022
More Personal Computing	2,881	2,676

Total	$53,677	$67,265

Changes in unearned revenue were as follows:

(In millions)

Nine Months Ended March 31, 2026

Balance, beginning of period	$67,265
Deferral of revenue	143,442
Recognition of unearned revenue	(157,030)

Balance, end of period	$53,677

PART I

Item 1

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue in future periods, was $633 billion as of March 31, 2026. Estimating revenue that will be allocated to remaining performance obligations can involve significant judgments, including identifying and assessing variable consideration and potential renegotiation of commitments. We consider factors such as the nature of the terms and duration of the contract across our portfolio of contracts. Revenue allocated to remaining performance obligations related to the commercial portion of revenue was $627 billion as of March 31, 2026, with a weighted average duration of approximately 2.5 years. We expect to recognize approximately 30% of our total company remaining performance obligation revenue and 25% of our commercial remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 12 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, and certain equipment. Our leases have remaining lease terms of less than 1 year to 19 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Operating lease cost	$1,775	$1,476	$5,172	$3,929

Finance lease cost:
Amortization of right-of-use assets	$1,406	$900	$3,856	$2,426
Interest on lease liabilities	668	374	1,829	986

Total finance lease cost	$2,074	$1,274	$5,685	$3,412

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,532	$955	$4,693	$3,124
Operating cash flows from finance leases	668	344	1,829	938
Financing cash flows from finance leases	839	352	2,179	1,634
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	792	1,918	3,686	6,909
Finance leases	4,009	3,241	19,486	14,008

PART I

Item 1

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	March 31, 2026	June 30, 2025

Operating Leases

Operating lease right-of-use assets	$24,403	$24,823

Other current liabilities	$5,535	$5,424
Operating lease liabilities	16,703	17,437

Total operating lease liabilities	$22,238	$22,861

Finance Leases

Property and equipment, at cost	$77,633	$53,876
Accumulated depreciation	(13,916)	(9,861)

Property and equipment, net	$63,717	$44,015

Other current liabilities	$4,063	$3,172
Other long-term liabilities	58,869	43,000

Total finance lease liabilities	$62,932	$46,172

Weighted Average Remaining Lease Term

Operating leases	6 years	6 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	3.6%	3.5%
Finance leases	4.4%	4.2%

The following table outlines maturities of our lease liabilities as of March 31, 2026:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2026 (excluding the nine months ended March 31, 2026)	$1,735	$1,633
2027	5,910	6,786
2028	4,207	6,864
2029	3,011	6,232
2030	2,476	6,126
Thereafter	7,516	56,961

Total lease payments	24,855	84,602
Less imputed interest	(2,617)	(21,670)

Total	$22,238	$62,932

As of March 31, 2026, we had additional leases, primarily for datacenters, that had not yet commenced of $196.6 billion. These leases will commence between fiscal year 2026 and fiscal year 2031 with lease terms of 1 year to 21 years.

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

As of March 31, 2026, we accrued aggregate legal liabilities of $647 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $400 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021 and was completed in April 2025.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in April 2025, following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time. As of March 31, 2026, $44.0 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2026		2025

First Quarter	8	$3,955	7	$2,800
Second Quarter	12	5,964	8	3,500
Third Quarter	7	3,400	8	3,500

Total	27	$13,319	23	$9,800

All repurchases were made using cash resources. Shares repurchased during fiscal year 2026 were under the share repurchase program approved on September 16, 2024. Shares repurchased during fiscal year 2025 were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.2 billion and $4.4 billion for the three and nine months ended March 31, 2026, respectively, and $1.3 billion and $4.1 billion for the three and nine months ended March 31, 2025, respectively.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2026				(In millions)

September 15, 2025	November 20, 2025	December 11, 2025	$0.91	$6,762
December 2, 2025	February 19, 2026	March 12, 2026	0.91	6,756
March 10, 2026	May 21, 2026	June 11, 2026	0.91	6,760

Total			$2.73	$20,278

Fiscal Year 2025

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,170
December 3, 2024	February 20, 2025	March 13, 2025	0.83	6,169
March 11, 2025	May 15, 2025	June 12, 2025	0.83	6,169

Total			$2.49	$18,508

The dividend declared on March 10, 2026 was included in other current liabilities as of March 31, 2026.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Derivatives

Balance, beginning of period	$(14)	$21	$(8)	$(3)
Unrealized gains (losses), net of tax of $(7), $5, $(11), and $(1)	(27)	20	(43)	(1)
Reclassification adjustments for (gains) losses included in other income (expense), net	34	(50)	46	7
Tax expense (benefit) included in provision for income taxes	(7)	10	(9)	(2)

Amounts reclassified from accumulated other comprehensive loss	27	(40)	37	5

Net change related to derivatives, net of tax of $0, $(5), $(2), and $1	0	(20)	(6)	4

Balance, end of period	$(14)	$1	$(14)	$1

Investments

Balance, beginning of period	$(525)	$(1,945)	$(1,051)	$(2,625)
Unrealized gains (losses), net of tax of $(58), $118, $82, and $294	(215)	445	310	1,110
Reclassification adjustments for (gains) losses included in other income (expense), net	(30)	6	(29)	25
Tax expense (benefit) included in provision for income taxes	6	(1)	6	(5)

Amounts reclassified from accumulated other comprehensive loss	(24)	5	(23)	20

Net change related to investments, net of tax of $(64), $119, $76, and $299	(239)	450	287	1,130

Balance, end of period	$(764)	$(1,495)	$(764)	$(1,495)

Translation Adjustments and Other

Balance, beginning of period	$(2,163)	$(3,692)	$(2,288)	$(2,962)
Translation adjustments and other, net of tax of $0, $0, $0, and $0	(287)	353	(162)	(377)

Balance, end of period	$(2,450)	$(3,339)	$(2,450)	$(3,339)

Accumulated other comprehensive loss, end of period	$(3,228)	$(4,833)	$(3,228)	$(4,833)

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
•
Search advertising (formerly Search and news advertising), comprising Bing, Copilot, Microsoft News, Microsoft Edge, and third-party affiliates.

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain revenue recognized and costs incurred by one segment may benefit other segments. Revenue from certain contracts is allocated among the segments based on the relative value of the underlying products and services, which can include allocation based on actual prices charged, prices when sold separately, or estimated costs plus a profit margin. Cost of revenue is allocated in certain cases based on a relative revenue methodology. Operating expenses that are allocated primarily include those relating to our investments in AI infrastructure and training, as well as marketing of products and services, from which multiple segments benefit and are generally allocated based on relative gross margin.

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

Segment revenue, cost of revenue, operating expenses, and operating income were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Productivity and Business Processes

Revenue	$35,013	$29,944	$102,149	$87,698
Cost of revenue	6,197	5,517	18,028	16,380
Operating expenses	7,843	7,048	22,142	20,538

Operating income	$20,973	$17,379	$61,979	$50,780

Intelligent Cloud

Revenue	$34,681	$26,751	$98,485	$76,387
Cost of revenue	15,120	10,307	41,000	28,326
Operating expenses	5,808	5,349	16,468	15,612

Operating income	$13,753	$11,095	$41,017	$32,449

More Personal Computing

Revenue	$13,192	$13,371	$41,198	$41,198
Cost of revenue	5,511	6,095	17,821	19,111
Operating expenses	4,009	3,750	11,739	11,111

Operating income	$3,672	$3,526	$11,638	$10,976

Total

Revenue	$82,886	$70,066	$241,832	$205,283
Cost of revenue	26,828	21,919	76,849	63,817
Operating expenses	17,660	16,147	50,349	47,261

Operating income	$38,398	$32,000	$114,634	$94,205

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for the three or nine months ended March 31, 2026 or 2025. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

United States (a)	$42,336	$36,084	$123,823	$105,534
Other countries	40,550	33,982	118,009	99,749

Total	$82,886	$70,066	$241,832	$205,283

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART I

Item 1

Revenue, classified by significant product and service offerings, was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Server products and cloud services	$32,592	$24,761	$92,329	$70,557
Microsoft 365 Commercial products and cloud services	25,593	21,883	74,083	63,449
Gaming	5,341	5,721	16,807	17,923
LinkedIn	4,832	4,311	14,628	13,190
Windows and Devices	4,041	4,144	13,071	12,985
Search advertising	3,808	3,504	11,317	10,287
Microsoft 365 Consumer products and cloud services	2,297	1,821	6,806	5,369
Dynamics products and cloud services	2,292	1,929	6,632	5,691
Enterprise and partner services	2,087	1,946	6,147	5,766
Other	3	46	12	66

Total	$82,886	$70,066	$241,832	$205,283

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $54.5 billion and $155.1 billion for the three and nine months ended March 31, 2026, respectively, and $42.4 billion and $122.2 billion for the three and nine months ended March 31, 2025, respectively. These amounts are included in Server products and cloud services, Microsoft 365 Commercial products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of March 31, 2026, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

April 29, 2026

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

Highlights from the third quarter of fiscal year 2026 compared with the third quarter of fiscal year 2025 included:

•
Microsoft Cloud revenue increased 29% to $54.5 billion.
•
Commercial remaining performance obligation increased 99% to $627 billion.
•
Microsoft 365 Commercial cloud revenue increased 19%.
•
Microsoft 365 Consumer cloud revenue increased 33%.
•
LinkedIn revenue increased 12%.
•
Dynamics 365 revenue increased 22%.
•
Azure and other cloud services revenue increased 40%.
•
Windows OEM and Devices revenue decreased 2%.
•
Xbox content and services revenue decreased 5%.
•
Search advertising (formerly Search and news advertising) revenue excluding traffic acquisition costs increased 12%.

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

We have a long-term strategic partnership with OpenAI which was originally established in 2019. In October 2025 and April 2026, we extended this partnership and continue to build on our shared vision to advance artificial intelligence responsibly and make its benefits broadly accessible. Microsoft is a major investor in OpenAI and will continue to receive revenue-sharing payments. We hold rights to OpenAI’s intellectual property, including models and infrastructure, for integration into our products.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies increased reported revenue and expenses from our international operations for the three and nine months ended March 31, 2026.

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

Search advertising revenue (ex TAC) growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and content partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2026	2025		2026	2025

Revenue	$82,886	$70,066	18%	$241,832	$205,283	18%
Gross margin	56,058	48,147	16%	164,983	141,466	17%
Operating income	38,398	32,000	20%	114,634	94,205	22%
Net income	31,778	25,824	23%	97,983	74,599	31%
Diluted earnings per share	4.27	3.46	23%	13.14	9.99	32%

Adjusted net income (non-GAAP)	31,792	26,407	20%	93,500	76,644	22%
Adjusted diluted earnings per share (non-GAAP)	4.27	3.54	21%	12.54	10.27	22%

PART I

Item 2

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures. These non-GAAP financial measures exclude net gains and losses from investments in OpenAI. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Revenue increased $12.8 billion or 18% driven by growth in Microsoft Cloud. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue decreased with lower hardware sales across Devices and Gaming, offset in part by growth in Search advertising.

Cost of revenue increased $4.9 billion or 22% driven by growth in Microsoft Cloud.

Gross margin increased $7.9 billion or 16% with growth across each of our segments.

•
Gross margin percentage decreased driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains across the Microsoft Cloud.
•
Microsoft Cloud gross margin percentage decreased to 66% driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains in Azure and Microsoft 365 Commercial cloud.

Operating expenses increased $1.5 billion or 9% primarily driven by continued investments in research and development compute capacity, AI talent, and data to support product development across the portfolio. Total company headcount declined year-over-year.

Operating income increased $6.4 billion or 20% driven by growth in Productivity and Business Processes and Intelligent Cloud.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 3%, 3%, and 4%, respectively. Cost of revenue included an unfavorable foreign currency impact of 2%.

Current year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income of $14 million. Prior year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $583 million and $0.08, respectively.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

Revenue increased $36.5 billion or 18% driven by growth in Microsoft Cloud. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue was relatively unchanged with growth in Search advertising offset by a decline in Gaming.

Cost of revenue increased $13.0 billion or 20% driven by growth in Microsoft Cloud.

Gross margin increased $23.5 billion or 17% with growth across each of our segments.

•
Gross margin percentage decreased slightly primarily driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains across the Microsoft Cloud.
•
Microsoft Cloud gross margin percentage decreased to 67% driven by continued investments in AI infrastructure and growing AI product usage, offset in part by efficiency gains in Azure and Microsoft 365 Commercial cloud.

Operating expenses increased $3.1 billion or 7% driven by continued investments in research and development compute capacity, AI talent, and data to support product development across the portfolio, impairment and other related expenses in our Gaming business, and higher Copilot advertising expenses. Total company headcount declined year-over-year.

Operating income increased $20.4 billion or 22% driven by growth in Productivity and Business Processes and Intelligent Cloud.

PART I

Item 2

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 3%, and 3%, respectively. Operating expenses included an unfavorable foreign currency impact of 2%.

Current year net income and diluted EPS were positively impacted by net gains from investments in OpenAI, which resulted in an increase in net income and diluted EPS of $4.5 billion and $0.60, respectively. Prior year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $2.0 billion and $0.28, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2026	2025		2026	2025

Productivity and Business Processes

Revenue	$35,013	$29,944	17%	$102,149	$87,698	16%
Cost of revenue	6,197	5,517	12%	18,028	16,380	10%
Operating expenses	7,843	7,048	11%	22,142	20,538	8%

Operating income	$20,973	$17,379	21%	$61,979	$50,780	22%

Intelligent Cloud

Revenue	$34,681	$26,751	30%	$98,485	$76,387	29%
Cost of revenue	15,120	10,307	47%	41,000	28,326	45%
Operating expenses	5,808	5,349	9%	16,468	15,612	5%

Operating income	$13,753	$11,095	24%	$41,017	$32,449	26%

More Personal Computing

Revenue	$13,192	$13,371	(1)%	$41,198	$41,198	0%
Cost of revenue	5,511	6,095	(10)%	17,821	19,111	(7)%
Operating expenses	4,009	3,750	7%	11,739	11,111	6%

Operating income	$3,672	$3,526	4%	$11,638	$10,976	6%

Total

Revenue	$82,886	$70,066	18%	$241,832	$205,283	18%
Cost of revenue	26,828	21,919	22%	76,849	63,817	20%
Operating expenses	17,660	16,147	9%	50,349	47,261	7%

Operating income	$38,398	$32,000	20%	$114,634	$94,205	22%

Reportable Segments

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Productivity and Business Processes

Revenue increased $5.1 billion or 17%.

•
Microsoft 365 Commercial products and cloud services revenue increased $3.7 billion or 17%. Microsoft 365 Commercial cloud revenue grew 19% with growth in revenue per user driven by Microsoft 365 E5 and Microsoft 365 Copilot. Microsoft 365 Commercial seats grew 6% driven by small and medium businesses and frontline worker offerings. Microsoft 365 Commercial products revenue grew 1%.
•
Microsoft 365 Consumer products and cloud services revenue increased $476 million or 26%. Microsoft 365 Consumer cloud revenue grew 33% driven by growth in revenue per user and Microsoft 365 Consumer subscriber growth of 7%.
•
LinkedIn revenue increased $521 million or 12% with growth across all lines of business.
•
Dynamics products and cloud services revenue increased $363 million or 19% driven by growth in Dynamics 365. Dynamics 365 revenue grew 22% with growth across all workloads.

PART I

Item 2

Operating income increased $3.6 billion or 21%.

•
Cost of revenue increased $680 million or 12% driven by investments in AI infrastructure to support Microsoft 365 Copilot seat and usage growth.
•
Gross margin increased $4.4 billion or 18% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage increased slightly driven by efficiency gains in Microsoft 365 Commercial cloud even with continued investments in AI infrastructure and growing AI product usage.
•
Operating expenses increased $795 million or 11% driven by continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio, as well as higher Copilot advertising expenses.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 4%, 5%, and 7%, respectively. Operating expenses included an unfavorable foreign currency impact of 2%.

Intelligent Cloud

Revenue increased $7.9 billion or 30%.

•
Server products and cloud services revenue increased $7.8 billion or 32% driven by Azure and other cloud services. Azure and other cloud services revenue grew 40% driven by demand for services across the platform with continued growth across all workloads. Server products revenue increased slightly, primarily driven by higher purchases of licenses running in multi-cloud environments, offset in part by renewals with lower in-period revenue recognition from the mix of contracts and continued customer shift to cloud.
•
Enterprise and partner services revenue increased $141 million or 7% driven by growth in Enterprise Support Services.

Operating income increased $2.7 billion or 24%.

•
Cost of revenue increased $4.8 billion or 47% driven by investments in AI infrastructure to support growing customer demand and increased GitHub Copilot usage.
•
Gross margin increased $3.1 billion or 19% driven by growth in Azure. Gross margin percentage decreased driven by the continued investments in AI infrastructure, offset in part by efficiency gains in Azure.
•
Operating expenses increased $459 million or 9% primarily driven by continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio.

Revenue included a favorable foreign currency impact of 2%. Cost of revenue and operating expenses included an unfavorable foreign currency impact of 3% and 2%, respectively.

More Personal Computing

Revenue decreased $179 million or 1%.

•
Windows and Devices revenue decreased $103 million or 2%. Windows OEM and Devices revenue decreased 2% driven by a decline in Devices, offset in part by growth in Windows OEM as OEM partners continue to build inventory due to increasing memory pricing.

PART I

Item 2

•
Gaming revenue decreased $380 million or 7% driven by declines in Xbox content and services and Xbox hardware. Xbox content and services revenue decreased 5% on a prior year comparable that benefited from strong first-party content performance. Xbox hardware revenue decreased 33% driven by lower volume of consoles sold.
•
Search advertising revenue increased $304 million or 9%. Search advertising revenue excluding traffic acquisition costs increased 12% driven by higher search volume and revenue per search, as well as continued benefit from third-party partnerships.

Operating income increased $146 million or 4%.

•
Cost of revenue decreased $584 million or 10% primarily driven by lower hardware sales.
•
Gross margin increased $405 million or 6% driven by growth in Search advertising and Gaming. Gross margin percentage increased driven by sales mix shift to higher margin businesses.
•
Operating expenses increased $259 million or 7% driven by impairment and other related expenses in our Gaming business and continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 2%, and 3%, respectively.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

Productivity and Business Processes

Revenue increased $14.5 billion or 16%.

•
Microsoft 365 Commercial products and cloud services revenue increased $10.6 billion or 17%. Microsoft 365 Commercial cloud revenue grew 18% with growth in revenue per user driven by Microsoft 365 E5 and Microsoft 365 Copilot, and continued Microsoft 365 Commercial seat growth. Microsoft 365 Commercial products revenue grew 10% driven by an increase in Office 2024 transactional purchasing, as well as growth in the Windows Commercial on-premises components of Microsoft 365 suite sales.
•
Microsoft 365 Consumer products and cloud services revenue increased $1.4 billion or 27%. Microsoft 365 Consumer cloud revenue grew 29% driven by growth in revenue per user and continued growth in Microsoft 365 Consumer subscribers.
•
LinkedIn revenue increased $1.4 billion or 11% with growth across all lines of business.
•
Dynamics products and cloud services revenue increased $941 million or 17% driven by growth in Dynamics 365. Dynamics 365 revenue grew 20% with growth across all workloads.

Operating income increased $11.2 billion or 22%.

•
Cost of revenue increased $1.6 billion or 10% driven by investments in AI infrastructure to support Microsoft 365 Copilot seat and usage growth.
•
Gross margin increased $12.8 billion or 18% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage increased driven by efficiency gains in Microsoft 365 Commercial cloud even with continued investments in AI infrastructure and growing AI product usage.
•
Operating expenses increased $1.6 billion or 8% driven by continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio, as well as higher Copilot advertising expenses.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 3%, and 4%, respectively.

PART I

Item 2

Intelligent Cloud

Revenue increased $22.1 billion or 29%.

•
Server products and cloud services revenue increased $21.8 billion or 31% driven by Azure and other cloud services. Azure and other cloud services revenue grew 40% driven by demand for services across the platform with continued growth across all workloads. Server products revenue increased 1% primarily driven by higher purchases of licenses running in multi-cloud environments.
•
Enterprise and partner services revenue increased $381 million or 7% driven by growth in Enterprise Support Services.

Operating income increased $8.6 billion or 26%.

•
Cost of revenue increased $12.7 billion or 45% driven by investments in AI infrastructure to support growing customer demand.
•
Gross margin increased $9.4 billion or 20% driven by growth in Azure. Gross margin percentage decreased driven by the continued investments in AI infrastructure, offset in part by efficiency gains in Azure.
•
Operating expenses increased $856 million or 5% driven by continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio.

Cost of revenue included an unfavorable foreign currency impact of 2%.

More Personal Computing

Revenue was relatively unchanged.

•
Windows and Devices revenue increased slightly. Windows OEM and Devices revenue increased 2% driven by Windows OEM growth of 8% with inventory levels that remained elevated, offset in part by a decline in Devices.
•
Gaming revenue decreased $1.1 billion or 6% driven by declines in Xbox hardware and Xbox content and services. Xbox hardware revenue decreased 31% driven by lower volume of consoles sold. Xbox content and services revenue decreased 3% on a prior year comparable that benefited from strong first-party content performance, offset in part by growth in Xbox Game Pass.
•
Search advertising revenue increased $1.0 billion or 10%. Search advertising revenue excluding traffic acquisition costs increased 13% driven by higher search volume and revenue per search, as well as continued benefit from third-party partnerships.

Operating income increased $662 million or 6%.

•
Cost of revenue decreased $1.3 billion or 7% driven by lower hardware sales, offset in part by growth in Search advertising.
•
Gross margin increased $1.3 billion or 6% driven by growth in Search advertising and Windows OEM. Gross margin percentage increased driven by sales mix shift to higher margin businesses.
•
Operating expenses increased $628 million or 6% driven by impairment and other related expenses in our Gaming business and continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio.

Operating income included a favorable foreign currency impact of 2%.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2026	2025		2026	2025

Research and development	$8,915	$8,198	9%	$25,565	$23,659	8%
As a percent of revenue	11%	12%	(1)ppt	11%	12%	(1)ppt

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

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Research and development expenses increased $717 million or 9% driven by continued investments in compute capacity, AI talent, and data to support product development across the portfolio, with headcount declining year-over-year.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

Research and development expenses increased $1.9 billion or 8% driven by continued investments in compute capacity, AI talent, and data to support product development across the portfolio, as well as impairment and other related expenses in our Gaming business, with headcount declining year-over-year.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2026	2025		2026	2025

Sales and marketing	$6,814	$6,212	10%	$19,115	$18,369	4%
As a percent of revenue	8%	9%	(1)ppt	8%	9%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Sales and marketing expenses increased $602 million or 10% primarily driven by higher Copilot advertising expenses, with headcount declining year-over-year. Sales and marketing included an unfavorable foreign currency impact of 3%.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

Sales and marketing expenses increased $746 million or 4% driven by higher Copilot advertising expenses, with headcount declining year-over-year. Sales and marketing included an unfavorable foreign currency impact of 2%.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2026	2025		2026	2025

General and administrative	$1,931	$1,737	11%	$5,669	$5,233	8%
As a percent of revenue	2%	2%	0ppt	2%	3%	(1)ppt

PART I

Item 2

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance expense incurred as part of a corporate program, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

General and administrative expenses increased $194 million or 11% primarily driven by higher legal expenses, with headcount declining year-over-year.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

General and administrative expenses increased $436 million or 8% driven by higher legal expenses, with headcount declining year-over-year.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025

Interest and dividends income	$730	$597	$2,546	$1,878
Interest expense	(778)	(594)	(2,212)	(1,770)
Net recognized gains (losses) on investments	1,652	111	1,419	(286)
Net gains (losses) on derivatives	124	187	1,740	(267)
Net gains (losses) on foreign currency remeasurements	(295)	89	(367)	112
Other, net	(491)	(1,013)	4,127	(2,861)

Total	$942	$(623)	$7,253	$(3,194)

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Other income (expense), net included $19 million of net losses and $5.9 billion of net gains for the three and nine months ended March 31, 2026, respectively, and $768 million and $2.7 billion of net losses for the three and nine months ended March 31, 2025, respectively, from investments in OpenAI, primarily net recognized gains (losses) on our equity method investment reflected in Other, net. The net gains recorded for the nine months ended March 31, 2026 primarily relate to the dilution gain from the OpenAI Recapitalization.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Interest and dividends income increased primarily due to higher portfolio balances and higher yields on debt securities. Interest expense increased primarily due to higher finance lease interest expense, offset in part by higher capitalization of debt interest expense. Net recognized gains on investments increased primarily due to higher gains on equity securities in the current period. Net gains on derivatives decreased primarily due to lower gains on equity derivatives in the current period. Other, net primarily reflects net recognized gains (losses) on equity method investments, including OpenAI.

Nine Months Ended March 31, 2026 Compared with Nine Months Ended March 31, 2025

Interest and dividends income increased primarily due to higher portfolio balances and higher yields on debt securities. Interest expense increased primarily due to higher finance lease interest expense, offset in part by higher capitalization of debt interest expense. Net recognized gains on investments increased primarily due to higher gains on equity securities and lower impairments in the current period. Net gains on derivatives increased primarily due to gains on equity derivatives in the current period as compared to losses in the prior period. Other, net primarily reflects net recognized gains (losses) on equity method investments, including OpenAI.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 19% and 18% for the three months ended March 31, 2026 and 2025, respectively, and 20% and 18% for the nine months ended March 31, 2026 and 2025, respectively. The increase in our effective tax rate for the three months ended March 31, 2026 compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries. The increase in our effective tax rate for the nine months ended March 31, 2026 compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries and deferred tax expense attributable to the dilution gain from the OpenAI Recapitalization.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended March 31, 2026, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of March 31, 2026, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

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

PART I

Item 2

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2026	2025		2026	2025

Other income (expense), net	$942	$(623)	251%	$7,253	$(3,194)	327%
Net (gains) losses from investments in OpenAI	19	768	(98)%	(5,898)	2,692	(319)%

Adjusted other income (expense), net (non-GAAP)	$961	$145	563%	$1,355	$(502)	370%

Net income	$31,778	$25,824	23%	$97,983	$74,599	31%
Net (gains) losses from investments in OpenAI, net of tax of $(5), $(185), $1,415, and $(647)	14	583	(98)%	(4,483)	2,045	(319)%

Adjusted net income (non-GAAP)	$31,792	$26,407	20%	$93,500	$76,644	22%

Diluted earnings per share	$4.27	$3.46	23%	$13.14	$9.99	32%
Net (gains) losses from investments in OpenAI	0	0.08	(100)%	(0.60)	0.28	(314)%

Adjusted diluted earnings per share (non-GAAP)	$4.27	$3.54	21%	$12.54	$10.27	22%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $78.3 billion and $94.6 billion as of March 31, 2026 and June 30, 2025, respectively. Equity and other investments were $33.7 billion and $15.4 billion as of March 31, 2026 and June 30, 2025, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $34.0 billion to $127.5 billion for the nine months ended March 31, 2026, primarily due to an increase in cash received from customers and a decrease in cash used to pay income taxes, offset in part by an increase in cash paid to suppliers. Cash used in financing decreased $88 million to $40.8 billion for the nine months ended March 31, 2026, primarily due to a $6.0 billion decrease in cash used for repayments of debt, offset in part by a $3.8 billion increase in common stock repurchases and a $1.8 billion increase in dividends paid. Cash used in investing increased $42.6 billion to $84.7 billion for the nine months ended March 31, 2026, primarily due to a $32.7 billion increase in additions to property and equipment, a $9.1 billion increase in other investing primarily to facilitate the purchase of components, and a $3.8 billion decrease in cash from net investment purchases, sales, and maturities.

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

The following table outlines the expected future recognition of unearned revenue as of March 31, 2026:

(In millions)

Three Months Ending

June 30, 2026	$24,810
September 30, 2026	13,449
December 31, 2026	9,526
March 31, 2027	3,139
Thereafter	2,753

Total	$53,677

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

PART I

Item 2

Material Cash Requirements and Other Obligations

Share Repurchases

For the nine months ended March 31, 2026 and 2025, we repurchased 27 million shares and 23 million shares of our common stock for $13.3 billion and $9.8 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of March 31, 2026, $44.0 billion remained of our $60 billion share repurchase program. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Dividends

For the nine months ended March 31, 2026 and 2025, our Board of Directors declared dividends totaling $20.3 billion and $18.5 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We will continue to invest in capital expenditures to support growth in our cloud offerings and our investments in AI infrastructure and training. We have operating and finance leases for datacenters, corporate offices, research and development facilities, and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	March 31, 2026	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(12,938)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(5)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,230)	Fair Value
Credit	100 basis point increase in credit spreads	(429)	Fair Value
Equity	10% decrease in equity market prices	(2,248)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are investing in artificial intelligence (“AI”) across the entire company and infusing AI capabilities into our consumer and commercial offerings. AI technology and services are a highly competitive and rapidly evolving market, and new competitors continue to enter the market. We will bear significant development and operational costs to build and support the AI models, services, platforms, and infrastructure necessary to meet the needs of our customers. To compete effectively we must also be responsive to technological change, new and potential regulatory developments, and public scrutiny.
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

Acquisitions, joint ventures, and strategic alliances could have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, in October 2023 we completed our acquisition of Activision Blizzard, Inc. Additionally, we have a long-term strategic partnership with OpenAI. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. We also have limited ability to control or influence third parties with whom we have arrangements, which may impact our ability to realize the anticipated benefits. The success of these transactions and arrangements depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, digital safety, responsible AI, and cybersecurity. It may take longer than expected to realize the full economic benefits from these transactions and arrangements, such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected, which could cause an impairment of goodwill or intangibles.

PART II

Item 1A

We have recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. In addition, these transactions and arrangements have been and may be subject to legal and regulatory challenge. These events could adversely affect our business, operations, financial condition, and results of operations.

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

PART II

Item 1A

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. Threat actors also utilize emerging technologies such as AI and machine learning to, among other things, increase the speed and scale of attacks by generating and refining malicious content and code, automate reconnaissance and targeting, and rapidly iterate on attack techniques, which can broaden the scope, intensity, and sophistication of campaigns and reduce the time we have to identify and mitigate emerging threats. Our current capabilities may not detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems, as well as those of our partners and customers. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. As a result of these and other factors, we may not be able to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

Our internal environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of AI, including models, algorithms, copilots, and autonomous or semi-autonomous agents, in our internal or third-party systems may create new attack surfaces or methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge or the emerging cybersecurity regulations in jurisdictions worldwide.

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our systems and data, including customer systems and data. For example, passwords may not be rotated and employee access may not be updated or removed on a timely basis. Further, third parties that we utilize may also face the AI-based enhanced cybersecurity risk as described elsewhere in these risk factors. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information, and laws in foreign jurisdictions may compel actions by such parties against our interests and could limit our recourse. Malicious actors may exploit the supply chain by introducing malware through software updates or compromised supplier accounts or hardware.

PART II

Item 1A

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us, whose business is providing technology products and services to others. Threats to or attacks on our own infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. The reliability of our cloud-based services and the protection of customer data depend on the security of our infrastructure, which includes hardware, software, and other elements provided by third parties. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, as well as customers with sensitive data, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero-day”) vulnerabilities. Product vulnerabilities can persist even after we have issued security patches if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before patching to install additional malware to further compromise customers’ systems. Adversaries will continue to attack customers using our cloud services as customers embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. Weaknesses in our development processes can result in vulnerabilities in our products. Open-source software can also contain vulnerabilities that may make our products susceptible to cyberattacks as we increasingly incorporate open-source software into our products. Additionally, software, including features that rely on or were generated by AI can be susceptible to cyberattacks.

Our customers operate complex systems with third-party hardware and software from multiple vendors that may include systems acquired over many years. They expect our products and services to support all these systems and products, including those that no longer incorporate the strongest current security advances or standards. As a result, we may not be able to discontinue support of our services for a product, service, standard, or feature solely because a more secure alternative is available. Failure to utilize the most current security advances and standards can increase our customers’ vulnerability to attack. Further, the rapid evolution of AI technologies and use cases may outpace the development, deployment, and effectiveness of security products, controls, and industry standards, particularly in complex customer environments, increasing the risk that security measures will be insufficient to address newly emerging threats. Customers of widely varied sizes and technical sophistication use our technology, and consequently may still have limited capabilities and resources to help them adopt and implement state-of-the-art cybersecurity practices and technologies. In addition, we must account for this wide variation of technical sophistication when defining default settings for our products and services, including security default settings, as these settings may limit or otherwise impact other aspects of operations and some customers may have limited capability to review and reset these defaults.

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

PART II

Item 1A

Development and deployment of defensive measures

To defend against security threats to our internal infrastructure, our cloud-based services, and our customers’ systems, we must take a complex and multifaceted approach. This includes continuously engineering more secure products and services, and enhancing security, threat detection, and reliability features, including through the deployment of AI-based and automated defenses. We must also escalate and improve our development processes and the deployment of software updates to address security vulnerabilities in our own products as well as those provided by others in a timely manner. In addition, we must develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, and maintain the digital security infrastructure that protects the integrity of our network, products, and services. Further, we must provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so.

The cost of these measures to protect products and customer-facing services could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our processes, products, and services, data corruption issues, or reduced performance could harm our reputation and lead customers to exercise contractual or other remedies against us, reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers and third parties granted access to customer systems may fail to update their systems, continue to run software or operating systems we no longer support, may fail to timely install or enable security patches, or may otherwise fail to adopt adequate security practices, including in response to enhanced AI-based threats. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers in certain industries such as financial services, health care, and government have enhanced or specialized expectations and requirements to which we must develop and engineer our products and services. Any of these could adversely affect our reputation and results of operations. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but there is no assurance these provisions will withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

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

Other digital safety abuses

Our consumer services as well as our enterprise services may be used to find, generate, store, or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. This content may negatively affect users, and may negatively affect our reputation, our brands, and user engagement, or could result in legal liability. Regulations and other initiatives have been enacted to make platforms responsible for preventing or eliminating harmful content online and for taking actions against user accounts responsible for such content. At the same time, regulations and other initiatives protecting freedom of expression and user privacy may conflict with these platform regulations. Duties to reduce risks to children are driving new obligations for effective age-assurance systems and parental controls across the online ecosystem, including within app stores and operating systems. The legal and regulatory environment in this area is complex and is not harmonized across jurisdictions. Failure to comply with content requirements may subject us to enhanced regulatory oversight, civil or criminal liability, or reputational damage, which could adversely affect our business, financial condition, and results of operations.

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

OPERATIONAL RISKS

We may have excessive outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure. Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units and other components. The cost or availability of these dependencies could be adversely affected by a variety of factors, including the transition to a clean energy economy, local and regional environmental regulations, and geopolitical disruptions. These demands continue to increase as we introduce new products and services and support the growth and the augmentation of existing services, and scale further the incorporation of AI features and/or functionality. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex, and requires development of principles for datacenter builds in geographies with higher safety and reliability risks. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. We also face community opposition, local moratoriums, and hyper-local dissent that may impede or delay infrastructure development. Inefficiencies or operational failures, including temporary or permanent loss of customer data, outages, insufficient Internet connectivity, insufficient or unavailable power or water supply, or inadequate storage and compute capacity could diminish the quality of our products, services, and user experience, resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which could adversely affect our business, operations, financial condition, and results of operations.

PART II

Item 1A

We may experience supply or quality problems. There are limited suppliers for certain device and datacenter components. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Capacity available to us may be affected as competitors use some of the same suppliers and materials for hardware components. As components are delayed or become unavailable or more expensive, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, or other reasons, we may not obtain timely replacement supplies, resulting in reduced sales, higher costs, or inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments have and may increase our cost of revenue. Datacenter servers, Xbox consoles, Surface devices, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages which could adversely affect our business, operations, financial condition, and results of operations.

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

LEGAL, REGULATORY, AND LITIGATION RISKS

We are subject to a variety of new, existing, and evolving legal and regulatory requirements that could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, cybersecurity, telecommunications, data storage and protection, digital accessibility, advertising, and online safety. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated services. This trend may continue with our offerings becoming subject to additional data protection, security, digital safety, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are expanding and the requests we are experiencing are increasing in volume and complexity.

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
•
Trade: Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries could prohibit business with restricted entities or countries. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Supply chain regulations may impact the availability of goods or result in additional regulatory scrutiny. Restrictions on data flows and outbound investment and customer sensitivities may limit our ability to leverage parts of our global engineering footprint to provide services in certain jurisdictions. Increased geopolitical instabilities and changing U.S. Administration priorities create an unpredictable trade landscape. U.S. tariff, shifting AI export controls policies, and disagreements among governments on sanctions policies toward third countries, could increase operational costs, create uncertainty in the continuity of our products, and accelerate sovereignty initiatives among international partners and customers. The volatility of U.S. tariffs has triggered economic uncertainty and could impact cloud and devices supply chain cost competitiveness. The potential replacement of the rescinded AI Diffusion Rule, expanded export license conditions, and other potential AI-related rulemakings could adversely affect Microsoft’s business, strategy, and operations. Periods of intense diplomatic or armed conflict, such as the conflicts in Ukraine and the Middle East could continue to result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us.
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

PART II

Item 1A

GENERAL RISKS

If our reputation or our brands are damaged, our business and results of operations may be harmed. Our reputation and brands are globally recognized and are important to our business. Our reputation and brands affect our ability to attract and retain consumer, business, and public-sector customers. There are numerous ways our reputation or brands could be damaged. These include product safety, quality, or accessibility issues, our environmental impact and sustainability, supply chain practices, or human rights record. We may experience backlash from customers, government entities, advocacy groups, employees, and other stakeholders that disagree with our product offering decisions, public policy positions, or corporate philanthropic initiatives. Damage to our reputation or our brands may occur from, among other things:

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

PART II

Item 1A

Abrupt political change, terrorist activity, and armed conflict, such as the conflicts in Ukraine and the Middle East, pose economic and other risks, which may negatively impact our ability to sell to and collect from customers, increase our operating costs, or otherwise disrupt our operations in markets both directly and indirectly impacted by such events. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes could adversely affect our results of operations. Changes in geopolitical conditions also increase the security risks described elsewhere in these risk factors.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the third quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

January 1, 2026 – January 31, 2026	5,579,825	$465.49	5,579,825	$44,833
February 1, 2026 – February 28, 2026	973,952	402.72	973,952	44,440
March 1, 2026 – March 31, 2026	1,048,250	391.53	1,048,250	44,030

	7,602,027		7,602,027

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the third quarter of fiscal year 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

March 10, 2026	May 21, 2026	June 11, 2026	$0.91	$6,760

We returned $10.2 billion to shareholders in the form of share repurchases and dividends in the third quarter of fiscal year 2026. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2026, the following Section 16 officers and directors adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•
Satya Nadella, our Chief Executive Officer and Chairman of the Board of Directors, adopted a new written 10b5-1 trading plan on March 8, 2026, during an open trading window. The plan’s maximum duration is until September 4, 2026. The first trade will not occur until August 31, 2026, at the earliest. Under the trading plan, Mr. Nadella will sell 80% of the net vested shares of our common stock upon the August 31, 2026 vest of a performance stock award. The actual number of shares sold under the trading plan will depend upon achievement of previously disclosed performance metrics and a relative total shareholder return modifier applicable to the performance stock award.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

PART II

Item 6

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1*	Microsoft Corporation 2026 Stock Plan	X

10.2*	Form of Stock Award Agreement Under the Microsoft Corporation 2026 Stock Plan	X

10.3*	Microsoft Corporation Executive Incentive Plan	X

10.4*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors	X

15.1	Letter regarding unaudited interim financial information	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

April 29, 2026