Form 10-K
period 2026-06-30
MICROSOFT CORP
filed 2026-07-29
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2026

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

As of December 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.6 trillion based on the closing sale price as reported on the NASDAQ National Market System. As of July 23, 2026, there were 7,425,545,491 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 8, 2026 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2026

PART I

Item 1

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “could,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A of this Form 10-K). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Microsoft is a technology company committed to making digital technology and artificial intelligence (“AI”) available broadly and doing so responsibly. Our mission is to empower every person and every organization on the planet to achieve more.

We develop and support a broad portfolio of technology solutions for individuals and businesses, focusing on secure, trusted, and innovative platforms and applications that meet evolving customer needs across AI, cloud computing, productivity and collaboration, and personal computing. We strive to create opportunity, growth, and impact in every country around the world.

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

We offer an array of services, including cloud-based solutions that provide customers with AI, software, services, platforms, and content, and we provide solution support and consulting services. We also deliver relevant online advertising to a global audience.

Our products include operating systems, server applications, business solution applications, software development tools, desktop and server management tools, and video games. We also design and sell devices, including PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

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
•
Build the intelligent cloud and intelligent edge platform to provide a foundation for our customers’ digital workloads, including hybrid consistency, developer productivity, data and AI capabilities, and trusted security and compliance.
•
Create more personal computing experiences that empower people to play, create, and interact with technology in more intuitive, engaging, and dynamic ways.

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
•
Helping customers drive frontier transformation by applying frontier AI capabilities, engineering expertise, and trusted platforms to reinvent how their organizations operate, improve decision-making, create new value, and deliver measurable business outcomes from AI.
•
Providing a unified intelligence layer for enterprise AI to ground AI in a continuously evolving understanding of an organization’s data.
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

PART I

Item 1

Commitment to Sustainability

Microsoft is committed to sustainability and our approach to addressing climate change starts with the sustainability of our own business. In 2020, we announced goals to become a carbon negative, water positive, and zero waste company by 2030. Since announcing these goals, we have seen major changes in both the technology sector and in our understanding of what it will take to meet our goals. More information about our progress toward these goals can be found in our annual Environmental Sustainability Report.

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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that power modern business and developers. This segment primarily comprises:

•
Server products and cloud services, including Azure and other cloud services, comprising cloud and AI consumption-based services, GitHub cloud services, Health and Life Sciences cloud services (formerly Nuance Healthcare cloud services), virtual desktop offerings, and other cloud services; and Server products, comprising SQL Server, Windows Server, Visual Studio, System Center, related Client Access Licenses (“CALs”), and other on-premises offerings.
•
Enterprise and partner services, including Enterprise Support Services, Industry Solutions, Microsoft Partner Network, and Learning Experience.

PART I

Item 1

Server Products and Cloud Services

Azure is a comprehensive set of cloud services that offer developers, IT professionals, and enterprises freedom to build, deploy, and manage applications on any platform or device. Customers can use Azure through our global network of datacenters for computing, networking, storage, mobile and web application services, AI, and Internet of Things. Azure enables customers to devote more resources to development and use of applications that benefit their organizations, rather than managing on-premises hardware and software. Azure revenue is mainly affected by infrastructure-as-a-service and platform-as-a-service consumption-based services.

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

GitHub includes both cloud and on-premises offerings. GitHub provides a collaboration platform for developers to manage code and incorporate AI and agent-based tools across the software development lifecycle. Health and Life Sciences cloud services provides AI solutions to the healthcare industry.

Enterprise and Partner Services

Enterprise and partner services assist customers in developing, deploying, and managing Microsoft server solutions, Microsoft desktop solutions, and conversational AI and ambient intelligent solutions, along with providing training and certification to developers and IT professionals on various Microsoft products.

Competition

Azure faces diverse competition from cloud service providers and open-source offerings. Azure’s competitive advantage includes enabling a hybrid cloud, allowing deployment of existing datacenters with our public cloud into a single, cohesive infrastructure, and the ability to run at a scale that meets the needs of businesses of all sizes and complexities. Our AI offerings compete with AI products from hyperscalers, as well as products from other emerging competitors and other open-source offerings, many of which are also current or potential partners. Our Azure Security offerings include our cloud security solution and our security information and event management solution, which compete with providers in the cybersecurity and cloud security space. We believe our cloud’s global scale, coupled with our broad portfolio of identity and security solutions, allows us to effectively solve complex cybersecurity challenges for our customers and differentiates us from the competition.

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

Our database, business intelligence, and data warehousing solutions offerings compete with products from providers in the data and analytics industry. Our system management solutions compete with server management and server virtualization platform providers. Our products for software developers compete against offerings from major technology providers, as well as open-source alternatives.

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
•
XBOX (formerly Gaming), including XBOX hardware and XBOX content and services, comprising first- and third-party content (including games and in-game content), XBOX Game Pass and other subscriptions, XBOX Cloud Gaming, advertising, and other cloud services.
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

XBOX

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

PART I

Item 1

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

XBOX enables people to connect and share online gaming experiences that are accessible on XBOX consoles, Windows-enabled devices, and other devices. XBOX is designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. XBOX revenue is mainly affected by subscriptions and sales of first- and third-party content, as well as advertising. Growth of our XBOX business is determined by the overall active user base through XBOX enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences.

Search Advertising

Our Search advertising business is designed to deliver relevant search, native, and display advertising to a global audience. Microsoft Copilot is a digital companion designed to inform, entertain, and inspire. Our Microsoft Edge browser and Bing search engine with Copilot are key tools to enable user acquisition and engagement, while our technology platform enables accelerated delivery of digital advertising solutions. In addition to first-party tools, we have several partnerships with companies through which we provide and monetize search offerings. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content on advertising offerings.

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

Our Search advertising business competes with search engines, and a wide array of websites, social platforms, and portals that provide content and online offerings to end users.

HUMAN CAPITAL RESOURCES

As of June 30, 2026, we employed approximately 223,000 people on a full-time basis, 121,000 in the U.S. and 102,000 internationally. Of the total employees, 89,000 were in operations, including product support and consulting services, datacenter operations, and manufacturing and distribution; 77,000 were in product research and development; 43,000 were in sales and marketing; and 14,000 were in general and administration. Certain employees are subject to collective bargaining agreements.

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

PART I

Item 1

OPERATIONS

We have a global operations service center covering the Americas, Asia Pacific, Europe, and the Middle East that supports our business operations, including customer contract and order processing, billing, credit and collections, customer lifecycle AI and cloud operations, and vendor management and logistics.

In addition to our operations center, we also operate datacenters throughout each of these regions. We continue to align our datacenter locations and server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units and other components.

We engage third-party manufacturers to produce our devices and have implemented measures to enhance supply chain efficiency and resilience, including the ability to relocate production geographically.

There are few qualified suppliers for certain components of our servers and devices. Extended or unforeseen disruptions, or limited availability of components from these suppliers could impact our ability to operate our datacenters and manufacture devices on time to meet consumer demand.

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

We plan to continue to make significant investments in a broad range of product research and development activities, including AI-based products and services. We will coordinate our research and development across operating segments and leverage the results across the company, as appropriate. This includes continuing to support fundamental research, which provides us with a unique perspective on future trends and contributes to our innovation.

Intellectual Property

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, patent, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. While we employ much of our internally-developed intellectual property in our products and services, we also engage in outbound licensing of specific patented technologies that are incorporated into licensees’ products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We may also purchase or license technology that we incorporate into our products and services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, supporting societal and/or environmental efforts, or attracting and enabling our external development community. Our engagement with open-source software also causes us to license our intellectual property rights broadly in certain situations.

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

PART I

Item 1

DISTRIBUTION, SALES, AND MARKETING

Distribution occurs through a combination of direct and indirect channels. Direct sales activities serve customers ranging from large multinational enterprises and public sector organizations to small and medium-sized businesses. Indirect sales activities serve customers through a broad network of partners that support the sale, deployment, and management of Microsoft products and services worldwide.

The indirect channel extends the reach of commercial offerings and supports customers across industries, geographies, and organization sizes. Sales and distribution models continue to evolve to support cloud-based, subscription-based, and consumption-based offerings while maintaining multiple options through which customers may acquire and manage our products and services.

OEMs license and preinstall certain Microsoft software on devices that are sold to end customers. In addition, certain products and services are available through online purchasing channels and digital marketplaces.

LICENSING OPTIONS

We offer a range of volume purchasing programs that enable organizations of varying sizes to acquire software, cloud services, and related support benefits through direct and partner-assisted purchasing arrangements. These programs provide customers with flexible purchasing, deployment, and management options and are tailored to large enterprises, mid-sized organizations, small businesses, educational institutions, and government entities.

GOVERNMENT REGULATION

We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products, services, and infrastructure, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. These requirements are continually evolving, and they can be unclear and vary significantly across jurisdictions. We have implemented comprehensive compliance programs across our operations to adapt to these changes and to maintain customer and regulator confidence. We monitor regulatory developments around the world and implement policies, controls, and technical safeguards so that our operations, products, and services meet applicable legal standards. Our business teams, with legal support, manage the compliance programs and prepare external regulatory and commercial reporting, and our internal audit teams conduct reviews of the programs and processes. While we have a unified approach to regulatory compliance, some of the programs and processes are tailored to meet specific regulatory obligations, such as with the creation of independent compliance functions required by the European Union (“EU”) Digital Markets Act and the EU Digital Services Act, which oversee, monitor, and assess the company’s compliance with these acts.

For a description of the risks we face related to regulatory matters, refer to Risk Factors (Part I, Item 1A of this Form 10-K).

PART I

Item 1

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of July 29, 2026 were as follows:

Name	Age	Position with the Company

Satya Nadella	58	Chairman and Chief Executive Officer
Judson B. Althoff	53	Chief Executive Officer, Microsoft Commercial Business
Amy L. Coleman	54	Executive Vice President and Chief Human Resources Officer
Amy E. Hood	54	Executive Vice President and Chief Financial Officer
Takeshi Numoto	55	Executive Vice President and Chief Marketing Officer
Bradford L. Smith	67	Vice Chair and President

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

Mr. Althoff was appointed Chief Executive Officer, Microsoft Commercial Business in October 2025. He previously served as Executive Vice President and Chief Commercial Officer since July 2021. He served as Executive Vice President, Worldwide Commercial Business from July 2017 until July 2021. Prior to that, Mr. Althoff served as the President of Microsoft North America. Mr. Althoff joined Microsoft in March 2013 as President of Microsoft North America. Mr. Althoff also serves on the Board of Directors of Ecolab Inc. and General Electric Company, operating as GE Aerospace.

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

PART I

Item 1

AVAILABLE INFORMATION

Our Internet address is www.microsoft.com. At our Investor Relations website, www.microsoft.com/investor, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including:

•
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”) at www.sec.gov.
•
Information on our business strategies, financial results, and metrics for investors.
•
Announcements of investor conferences, speeches, and events at which our executives talk about our product, service, and competitive strategies. Archives of these events are also available.
•
Press releases on quarterly earnings, product and service announcements, and legal developments.
•
Corporate governance information including our articles of incorporation, bylaws, governance guidelines, committee charters, codes of conduct and ethics, corporate responsibility initiatives, and other governance-related policies.
•
Other news and announcements that we may post from time to time that investors might find useful or interesting.
•
Opportunities to sign up for email alerts to have information pushed in real time.

We publish a variety of reports and resources related to our Corporate Responsibility programs and progress on our Reports Hub website, www.microsoft.com/corporate-responsibility/reports-hub, including the Environmental Sustainability Report, Microsoft Digital Defense Report, and Microsoft Impact Summary.

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

PART I

Item 1A

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, operations, financial condition, results of operations, liquidity, and the trading price of our common stock. Statements in this section reflect our beliefs and opinions as to matters that could adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such matters have occurred in the past.

STRATEGIC AND COMPETITIVE RISKS

We face intense competition across all markets for our products and services, which could adversely affect our results of operations.

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms who may be more effective in deploying technical, marketing, and financial resources. Barriers to entry in many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. If we do not continue to innovate and provide products, devices, and services that appeal to businesses and consumers, we may not remain competitive, which could adversely affect our business, financial condition, and results of operations.

Competition among platform-based ecosystems

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to meet consumer demand and to achieve and maintain attractive margins. Firms offering competing platforms may make it more difficult to attract and retain customers.

•
A competing vertically-integrated model, in which a single firm controls the hardware and software elements of a product and related services, has succeeded with some consumer products such as PCs, tablets, smartphones, gaming consoles, wearables, and other endpoint devices. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform, including applications and content sold through their integrated marketplaces. They may also be able to claim security and performance benefits from their vertically-integrated offer. We also offer some vertically-integrated hardware and software products and services. Expansion of our vertically-integrated capabilities, including developing proprietary hardware, infrastructure, and artificial intelligence (“AI”) models, could increase our cost structure, reduce margins, and expose us to operational risks.
•
We derive substantial revenue from licenses of Windows operating systems on PCs. We face significant competition from competing platforms developed for new types of devices, including smartphones and tablets. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users continue to turn to these devices to perform functions that in the past were performed by PCs. Even if many users view these devices as complementary to a PC, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. Popular products or services offered on competing platforms could increase their competitive strength. In addition, some of our devices compete with products made by our OEM partners, which may affect their commitment to our platform.
•
Competing platforms have content and application marketplaces with scale and significant installed bases. The variety and utility of content and applications available on a platform are important to device purchasing decisions. Users may incur costs to move data and buy new content and applications when switching platforms. To compete successfully, we must enlist developers to write applications for our platform and ensure that these applications have high quality, security, customer appeal, and value. Efforts to compete with competitors’ content and application marketplaces may increase our cost of revenue and lower our operating margins. Competitors’ rules governing their content and applications marketplaces may restrict our ability to distribute products and services through them in accordance with our technical and business model objectives.

PART I

Item 1A

For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could adversely affect our business, operations, financial condition, and results of operations.

Business model competition

Companies compete with us based on a growing variety of business models.

•
We are investing in AI across the entire company and infusing AI capabilities into our offerings. AI technology and services are a highly competitive and rapidly evolving market, and new competitors continue to enter the market. Our AI offerings compete with AI products from hyperscalers, open-source offerings, and frontier model providers, some of which are also current or potential partners. To compete effectively we must also be responsive to technological change, new and potential regulatory developments, and public scrutiny.
•
A material part of our business involves cloud-based services available across the spectrum of computing devices. We and our competitors continue to devote significant resources to developing and deploying cloud-based strategies and services for consumers and business customers.
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

Our cloud and AI strategy requires substantial investments and depends on evolving customer demand, technological developments, competitive dynamics, and regulatory conditions, any of which could adversely affect our business, financial condition, and results of operations. We have made and are continuing to make significant capital and operational investments to develop, train, deploy, and support AI models and related cloud-based services, including building and expanding datacenters, acquiring necessary components, and securing energy resources. These investments are being made at significant scale and on an accelerated timeline, require substantial and increasing capital expenditures and continued access to capital, and are in advance of fully developed revenue streams. The associated revenue may not be realized in the expected timeframes or at expected levels. Our capital and operational investments are complex and involve projects in multiple locations around the world that expose us to increased compliance risks and political challenges, among others. Our ability to fund these investments depends on our ability to generate sufficient cash flows and obtain financing on acceptable terms. Adverse changes in interest rates, credit markets, investor sentiment, our credit ratings, or other factors affecting capital availability could increase our cost of capital or limit our ability to execute our infrastructure strategy. The financial success of these investments depends on a number of uncertain factors, including customer demand for cloud-based and AI products and services and continued customer use of Azure to build, train, deploy, and run AI workloads, our ability to price and monetize those services at levels sufficient to recover our costs, competitive dynamics affecting pricing, and the pace of adoption of AI. Customers may reduce, delay, or shift AI workloads to competing platforms, on-premises or local deployments, or other alternatives. If adoption of our AI services develops more slowly than expected, or if customers do not continue to utilize Azure for AI workloads at anticipated levels, we may not realize the expected returns on our investments.

PART I

Item 1A

Demand for cloud-based and AI products and services is evolving and difficult to forecast. Overestimation of demand or misalignment of capacity investments may result in underutilization of infrastructure and may lead to impairment of assets on our balance sheet. Conversely, demand exceeding available capacity limits our ability to meet customer needs in a timely manner.

The cost structure for AI products and services is subject to significant uncertainty, including with respect to model training and inference costs, the availability and pricing of components, and energy costs. If these costs increase, remain elevated, or fail to decline, or if pricing for AI products and services declines as a result of competition, commoditization, or other market forces, our margins, financial condition, and results of operations could be adversely affected.

Our AI strategy also depends in part on strategic relationships with third parties that provide technologies, models, products, and services that enhance our offerings. These relationships may change over time, and many of these partners compete with us with respect to certain products and services. Changes in strategic priorities, contractual arrangements, our access to third-party technologies, or key commercial relationships could adversely affect the competitiveness of our AI products and services. In some cases, these parties are significant customers of Azure and other cloud services. The economic benefits we expect to derive from these relationships, including through commercial arrangements, technology access, and Azure consumption, may not be realized or sustained. As we manage infrastructure capacity constraints and evolving customer demand, we may modify capacity allocations, deployment priorities, pricing, or other commercial arrangements. Strategic partners and other customers may likewise adjust their purchasing decisions, deployment strategies, workloads, or anticipated use of our products and services. As a result, expected consumption or anticipated demand may not materialize, may be delayed or reduced, or may decline over time. Any such developments could adversely affect our business, financial condition, and results of operations.

Our success depends on our ability to develop, deliver, and maintain competitive cloud-based and AI products and services that achieve broad customer adoption and sustainable revenue growth. Our ability to succeed depends on our ability to develop and deliver differentiated products and services that meet evolving customer needs, achieve broad adoption, maintain customer trust, and generate sustainable revenue and growth. The markets for cloud-based and AI products and services are highly dynamic, characterized by shifting customer expectations, increasing regulatory and governmental scrutiny, intense competition, and rapid technological change, such as the accelerating importance of agentic computing. Whether we succeed in cloud-based and AI products and services depends on our execution in several areas, including:

•
Continuing to bring to market compelling cloud-based and AI products and services that generate increasing traffic and market share.
•
Driving customer adoption, usage, and retention of our cloud-based and AI products and services.
•
Effectively monetizing our cloud-based and AI products through pricing models that reflect their value while remaining competitive.
•
Attracting third parties to utilize, build on, and extend our cloud and AI platforms.
•
Ensuring our cloud-based and AI services meet the reliability expectations and specific requirements of our customers and maintain the security of their data as well as help them meet their own compliance needs.
•
Making our suite of cloud-based and AI products and services platform-agnostic and maintaining the utility, compatibility, and performance of our cloud-based and AI products and services on the growing array of computing devices, including PCs, smartphones, tablets, gaming consoles, and other devices.

Our success depends on our ability to execute effectively across product development, go-to-market, customer acquisition, and customer retention initiatives. Failure to do so could reduce adoption, market share, and revenue growth. If we are not effective in executing organizational and technical changes to increase efficiency and accelerate innovation, or if we fail to generate sufficient usage of our new products and services, the timing or magnitude of any revenue growth may not be in line with these costs. This could adversely affect our operations, financial condition, and results of operations.

Our cloud-based and AI products and services may be misused by customers, users, or malicious actors for unintended, fraudulent, abusive, or unlawful purposes. Our efforts to detect, prevent, and mitigate such misuse may not be successful, which could result in reputational harm, regulatory scrutiny, service disruptions, or adverse impacts on our business, financial condition, and results of operations.

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

Security of our information technology

Threats to security can take a variety of forms. Threat actors, including individual and groups of hackers and sophisticated organizations, including nation-states, state-sponsored organizations, or cybercriminal groups, continuously undertake attacks that pose threats to our customers and our internal infrastructure, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our systems and data, as well as customer, partner, and supplier systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known, latent, or potential vulnerabilities or intentionally designed processes in our or third-party hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters; using social engineering and AI-assisted techniques to induce our employees, users, partners, suppliers, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange

PART I

Item 1A

Commission on January 19, 2024 and amended on March 8, 2024, beginning in late November 2023, a nation-state associated threat actor used a password spray attack to compromise a legacy test account and, in turn, gain access to Microsoft email accounts. The threat actor used information it obtained to gain unauthorized access to some of our source code repositories and internal systems, and the threat actor could continue to utilize this and other information to attempt to gain access to our systems or otherwise adversely affect our business and results of operations. This incident has and may continue to result in harm to our reputation and customer relationships. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, suppliers, or partners have and may continue to intensify due to our transparency to our customers, other stakeholders, and the public about cyberattacks, and during elections or periods of intense diplomatic or armed conflict. Challenges or failures to update or apply security patches to all hardware and devices connected to our systems, including end-of-life and end-of-support equipment, have and may continue to result in unauthorized access to our systems and data in the future. Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, or expose us to legal or regulatory risk.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of preventing, detecting and successfully defending against them. Threat actors also utilize emerging technologies such as AI and machine learning to, among other things, increase the speed and scale of attacks by generating and refining malicious content and code, automate reconnaissance and targeting, accelerate their ability to detect or exploit vulnerabilities, and rapidly iterate on attack techniques, which can broaden the scope, intensity, and sophistication of campaigns and reduce the time we have to identify and mitigate emerging threats. Our current capabilities may not detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems, as well as those of our partners and customers. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. As a result of these and other factors, we may not be able to provide prompt, full, and reliable information about the incident to our customers, partners, suppliers, regulators, and the public. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

Our internal environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of AI, including models, algorithms, copilots, and autonomous or semi-autonomous agents, in our internal or third-party systems may create new attack surfaces or methods for adversaries. Our business policies and internal security controls may not keep pace with emerging threats or the evolving regulatory landscape.

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our systems and data, including customer systems and data. For example, passwords may not be rotated and employee access may not be updated or removed on a timely basis. Further, third parties that we utilize may also face the AI-based enhanced cybersecurity risk as described elsewhere in these risk factors. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information, and laws in certain jurisdictions may compel actions by such parties against our interests and could limit our recourse. Malicious actors have and may continue to exploit the supply chain to compromise our systems by, for example, injecting malware, including through software updates or compromised supplier or open-source software code, accounts, or hardware. Incidents involving the supply chain, including third-party vendors, suppliers, service providers, open-source software, or customer environments, may adversely affect our systems and our products and services, even where our own systems are not directly compromised.

PART I

Item 1A

Security of our products, services, devices, and customers’ data

The security of our products and services is important in our customers’ decisions to purchase or use our products or services across cloud and on-premises environments. Security threats are a significant challenge to companies like us, whose business is providing technology products and services to others. Threats to, or attacks on, our own infrastructure, such as the nation-state attack described in the prior risk factor, have also affected our customers and may do so in the future. The reliability of our cloud-based services and the protection of customer data depend on the security of our infrastructure and the security of third-party infrastructure upon which we rely, which includes hardware, software, and other elements provided by third parties. Adversaries tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, as well as customers with sensitive data, and we expect that to continue. In addition, adversaries can attack our customers’ on-premises or cloud environments, sometimes exploiting previously unknown (“zero-day”) vulnerabilities. Product vulnerabilities can persist even after we have issued security patches if customers have not installed the most recent updates, or if attackers, potentially with the assistance of artificial intelligence, reconstruct and exploit the vulnerabilities before patching. Attackers may utilize vulnerabilities to install malware to further compromise customers’ systems. Adversaries will continue to attack customers as they embrace digital transformation. Adversaries that acquire user account information can use that information to compromise our users’ accounts, including where accounts share the same attributes such as passwords. Inadequate account security practices may also result in unauthorized access, and user activity may result in ransomware or other malicious software impacting a customer’s use of our products or services. Our products are highly complex and weaknesses may exist in our development processes. For example, code generated by AI could include errors, deficiencies, or vulnerabilities that increase our exposure to cyberattacks. Additionally, open-source software can also contain vulnerabilities that may make our products susceptible to cyberattacks as we increasingly incorporate open-source software into our products. Accordingly, our products have and may continue to contain vulnerabilities or undetected errors.

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

PART I

Item 1A

when software updates are not deployed, and maintain the digital security infrastructure that protects the integrity of our network, products, and services. Further, we must provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so.

The cost of these measures to protect products and customer-facing services could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our processes, products, and services, data corruption issues, or reduced performance could harm our reputation and lead customers to exercise contractual or other remedies against us, reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers and third parties granted access to customer systems may fail to update their systems, continue to run software or operating systems we no longer support, may fail to timely install or enable security patches, or may otherwise fail to adopt adequate security practices, including in response to enhanced AI-based threats. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers in certain industries such as financial services, health care, and government have enhanced or specialized expectations and requirements to which we must develop and engineer our products and services. Any of these could adversely affect our reputation and results of operations. Actual or perceived vulnerabilities may lead to claims against us. Our license agreements typically contain provisions that eliminate or limit our exposure to liability, but these provisions may not withstand legal challenges. At times, to achieve commercial objectives, we may enter into agreements with larger liability exposure to customers.

Our products operate in conjunction with and are dependent on products and components across a broad ecosystem of third parties. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could experience adverse impacts to our results of operations, reputation, or competitive position.

Disclosure and misuse of personal data could result in liability and harm our reputation. As we continue to grow the number, breadth, and scale of our cloud-based offerings, we store and process increasingly large amounts of personal data of our customers and users. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or user data we or our vendors store and manage. Relatedly, we may fail to identify or mitigate insider threat activities that could lead to the misuse of our systems or customer and user data. In addition, third parties who have limited access to our customer or user data may use this data in unauthorized ways. Improper disclosure or misuse could harm our reputation, lead to legal exposure to customers or users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers and users to store and process personal data on-premises or in a cloud-based environment we host. Government authorities can sometimes require us to produce customer or user data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we take to address customer or user concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer or user expectations or governmental rules or actions, may increase costs or hinder sales of our products and services.

We may not be able to protect information in our products and services from use by others. LinkedIn and other Microsoft products and services contain valuable information and content protected by contractual restrictions or technical measures. In certain cases, we have made commitments to our members and users to limit access to or use of this information. Limitations on our ability to prevent third parties from scraping or gathering information or content through use of bots or other measures and using it for their own benefit due to, among other things, changes in the law, interpretations of law, or increasing use of agentic AI, could adversely affect our business, financial condition, and results of operations.

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

Other digital safety abuses

Our services may be used to find, generate, store, or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. This content may negatively affect users, our reputation, our brands, or could impact our business in certain markets. Regulatory enforcement is increasingly focused on product design, safety-by-design, and the responsibility of platform providers. At the same time, laws designed to reduce risks to children are driving new obligations for age-assurance systems, age-appropriate design, and parental controls across the online ecosystem, including within app stores and operating systems. In addition, certain AI technologies, including conversational or emotionally engaging AI systems, may present distinct risks for children and adolescents. Failure to comply with these requirements may subject us to enhanced regulatory oversight, civil or criminal liability, fines and penalties, or other reputational damage, which could adversely affect our business, financial condition, and results of operations.

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

Issues in the development, deployment, and use of AI may result in reputational or competitive harm or liability. We are providing access to AI across our offerings and enabling customers and partners to build AI-based solutions using our platforms. These capabilities may be developed by Microsoft or third parties and are becoming an increasing part of our business. The increasing scale and adoption of AI amplifies challenges that may affect its development, deployment, and use, which could give rise to reputational, competitive, or legal harm. Our AI models and the methodologies used to train them may be flawed. Datasets may be overbroad, insufficient, or contain biased or inaccurate information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain inputs and outputs or other forms of human oversight may be required, including for agentic AI systems that can take actions autonomously. Companion or highly-personalized AI systems may result in over-reliance or dependence by users that is harmful. Our implementation of AI systems could result in legal liability, regulatory action, litigation, brand, reputational, or competitive harm, or other adverse impacts. These risks may stem from issues related to AI model and system capabilities, intellectual property, data privacy, product liability, and other claims associated with AI training, outputs, and system behavior. They are further compounded by the evolving regulatory landscape, with new laws emerging globally and increased scrutiny from regulators and lawmakers. Certain AI technologies and use cases present ethical issues or may have broad or uneven impacts on society or vulnerable groups within society. There is also rising divergence globally in how to address these issues and impacts, with the result that we will need to navigate a web of different tensions across geographies. We have experienced, and expect to continue to experience, instances in which the AI solutions we enable or offer produce unintended consequences, are used or customized in unforeseen ways by customers or partners, or operate in a

PART I

Item 1A

manner inconsistent with our responsible AI policies and practices. These outcomes may give rise to public controversy, societal concerns, or regulatory actions relating to human rights, privacy, employment, or other social, economic, or political issues, and could adversely affect our reputation, competitive position, business, financial condition, and results of operations.

OPERATIONAL RISKS

We may be unable to develop and expand adequate infrastructure. Our increasing user traffic, our growth in services, and the complexity of our products and services demand more infrastructure capacity and computing power. We have spent and will continue to spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure. Our infrastructure capacity depends on the availability of permitted and buildable land, predictable and affordable energy, networking supplies, and servers, including graphics processing units and other components. These demands continue to increase as we introduce new products and services and support the growth and the augmentation of existing services, and scale further the incorporation of AI features and/or functionality. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. In addition, infrastructure in certain geographies carries higher safety and reliability risks. Maintaining, securing, and expanding our infrastructure globally is expensive and complex.

The availability, reliability, and cost of electrical power are critical to the operation and expansion of our datacenters. In many regions, electricity generation, transmission, and distribution infrastructure is experiencing increasing demand and capacity constraints. Limitations in power availability, delays in obtaining power connections, outages, shortages, increased energy costs, or requirements imposed by utilities, regulators, or other market participants could restrict our ability to develop or expand datacenter capacity. In addition, alternative energy sources and other emerging solutions may not be available in sufficient quantities, may not timely scale to meet our requirements, or may be available only at higher costs. If we are unable to secure adequate power resources on commercially reasonable terms, our ability to support customer demand and execute our growth strategy could be adversely affected.

Our ability to develop additional capacity is also subject to land availability, zoning restrictions, environmental reviews, permitting requirements, and other regulatory approvals. Changes in governmental policies, permitting processes, environmental regulations, sustainability requirements, building standards, energy regulations, or other factors beyond our control may delay projects, restrict development opportunities, impose additional compliance obligations, or increase costs. We also face community opposition, state and local moratoriums, and hyper-local dissent, as well as increasingly coordinated opposition to infrastructure development across jurisdictions, including through the involvement or influence of elected officials, policymakers, and advocacy groups. Our failure to navigate successfully any of these challenges may delay projects, restrict development opportunities, impose additional compliance obligations, or increase costs.

The construction and operation of datacenters also requires significant numbers of skilled technical, engineering, construction, and operational personnel. Labor shortages, competition for talent, wage inflation, labor disputes, immigration restrictions, or shortages of specialized contractors could increase operating and construction costs, extend project timelines, and adversely affect our ability to deploy infrastructure at the pace required to meet demand.

We may experience supply problems. There are limited suppliers for certain critical device and datacenter components, and those items are in short supply. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI products and services. Our competitors are also scaling their infrastructure and use some of the same suppliers and materials for hardware components as we do, which impacts price and availability. We depend on the timely availability of critical hardware, equipment, and components used to construct and operate datacenters and related infrastructure. We have experienced and may continue to experience supply constraints, including shortages of semiconductors, networking equipment, power systems, cooling equipment, and other key components. Expanding manufacturing or supply capacity for certain components may require significant investments and multi-year lead times. As components are delayed or become unavailable or more expensive, whether because of supplier capacity constraint, industry shortages, legal or regulatory changes that restrict supply sources, geopolitical tensions, trade restrictions, tariffs, transportation disruptions, supplier financial distress, natural disasters, public health events, instability in regions important to our or our suppliers’ supply chains, or other reasons, we may not obtain timely replacement supplies, or may be able to obtain supplies only by entering into long-term purchase commitments, price commitments, paying prices above prevailing market rates, or other arrangements on terms that are less favorable than prevailing market terms. Any delay or inability to obtain necessary equipment, hardware, or components on acceptable terms and timelines could delay infrastructure deployments, result in reduced sales, higher costs, or

PART I

Item 1A

inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments have and may increase our cost of revenue.

In addition to infrastructure, other products such as XBOX consoles, Surface devices, and other hardware are similarly subject to supply chain challenges and disruptions, resulting in shortages which could adversely affect our business, operations, financial condition, and results of operations.

We may experience outages, disruptions, or capacity constraints if we fail to maintain and operate adequate infrastructure or secure the resources necessary to support it. Maintaining, securing, and operating our infrastructure requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust, resilient, and reliable within competitive, economic, and regulatory constraints that continue to evolve. The cost or availability of critical resources necessary to support our infrastructure, including power, networking supplies, servers, graphics processing units, and other components, could be adversely affected by a variety of factors, including supply chain and energy issues, evolving environmental or other regulations, and geopolitical disruptions.

In addition to datacenters we own or operate, we rely on third-party providers, including colocation facilities, leased datacenters, and cloud infrastructure providers, to support portions of our operations. If any of these providers fail to meet our requirements, or experience service interruptions, operational failures, capacity constraints, physical damage, cybersecurity incidents, or other disruptions, our ability to provide services, maintain system performance, or meet customer expectations could be negatively impacted.

Inefficiencies or operational failures, including temporary or permanent loss of customer data, outages, insufficient Internet connectivity, insufficient or unavailable power or water supply, inefficient operation of our of our cloud-based and AI products and services on our infrastructure, or inadequate storage and compute capacity could diminish the actual or perceived quality of our products, services, and user experience, resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which could adversely affect our business, operations, financial condition, and results of operations.

We may experience other quality problems. Our AI and other software products and services also have and may in the future experience quality or reliability problems. The processes we use to develop our software are imperfect. Like all software, our software contains bugs and other defects that interfere with their intended operation. Our customers rely on us for critical business functions and multiple workloads. Many of our products and services are interdependent on one another. Our products and services may be impacted by interaction with third-party products and services. Our customers may also utilize their own or third-party products and services whose reliability is dependent on interaction with our products and services. Each of these circumstances potentially magnifies the impact of quality or reliability issues. Weaknesses in our processes could result in defects we do not detect and fix in pre-release testing, which could cause reduced sales, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability, any of which could adversely affect our business, financial condition, and results of operations. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, these provisions may not withstand legal challenge.

Our datacenters and our hardware products such as XBOX consoles, Surface devices, and other devices we design and market are highly complex. Failure to prevent, detect, or address defects in design, manufacture, or associated software could adversely affect our business and results of operations.

LEGAL, REGULATORY, AND LITIGATION RISKS

We are subject to a variety of new, existing, and evolving legal and regulatory requirements that could adversely affect our results of operations. We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, cybersecurity, telecommunications, data storage and protection, digital accessibility, advertising, and online safety. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated services. This trend may continue with our offerings becoming subject to additional data protection, security, digital safety, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. In addition, laws requiring us to

PART I

Item 1A

retrieve and produce customer data in response to compulsory legal demands from law enforcement and governmental authorities are evolving and the requests we are experiencing are increasing in volume and complexity.

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
•
AI: Legislative and regulatory action is evolving with respect to AI, which could increase costs or restrict opportunity. For example, the EU’s AI Act may increase costs or impact the provision or operation of our AI models and services in the European market. In addition, governments may impose restrictions on the development, deployment, availability, or cross-border access to advanced AI models based on safety, cybersecurity, or national security or may apply laws to AI models in ways we cannot anticipate. AI regulatory areas include model and system development and deployment, frontier model safety, transparency, content provenance, digital replicas, and AI companions.
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
•
Trade: Increasing trade laws, policies, sanctions, and other regulatory requirements also affect our operations in and outside the U.S. relating to trade and investment. Economic sanctions in the U.S., the EU, and other countries could prohibit business with restricted entities or countries. U.S. export controls restrict Microsoft from offering many of its products and services to, or making investments in, certain entities in specified countries. U.S. import controls restrict us from integrating certain information and communication technologies into our supply chain and allow for government review of transactions involving information and communications technology from countries determined to be foreign adversaries. Supply chain regulations may impact the availability of goods or result in additional regulatory scrutiny. Restrictions on data flows and outbound investment and customer sensitivities may limit our ability to leverage parts of our global engineering footprint to provide services in certain jurisdictions. Increased geopolitical instabilities and changing U.S. Administration priorities create an unpredictable trade landscape. U.S. tariffs, shifting AI export controls policies, and disagreements among governments on sanctions policies toward third countries, has and may continue to increase operational costs, create uncertainty in the continuity of our products, and accelerate sovereignty initiatives among international partners and customers. The volatility of U.S. tariffs has triggered economic uncertainty and could impact cloud and devices supply chain cost competitiveness. The potential replacement of the rescinded AI Diffusion Rule, expanded export license conditions, and other potential AI-related rulemakings could adversely affect Microsoft’s business, strategy, and operations. Periods of intense diplomatic or armed conflict, such as the conflicts in Ukraine and the Middle East could continue to result in (1) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (2) negative impacts to regional trade ecosystems among our customers, partners, and us.

PART I

Item 1A

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
•
Environmental, Social, and Governance: Laws, regulations, and policies relating to environmental, social, and governance matters are being developed and formalized in Europe, the U.S., and elsewhere, which may include greenhouse gas emissions and energy usage caps, permitting, reporting, procurement, operational, and infrastructure-siting requirements as well as specific, target-driven environmental, social, and governance frameworks and disclosure requirements. These laws, regulations, and policies may require significant investments or operational changes and may result in new or unexpected costs. In addition, in 2020 we announced goals to become carbon negative, water positive, and zero waste by 2030. AI development and deployment has and will likely continue to raise energy use and emissions, making it harder to meet these goals. Any failure or perceived failure to meet our sustainability goals, or to meet various sustainability regulatory requirements, could result in claims and lawsuits, regulatory actions, penalties, or damage to our reputation, each of which could adversely affect our business, operations, financial condition, and results of operations.

How these laws and regulations apply to our business is often unclear, subject to change, and sometimes may conflict or be inconsistent from jurisdiction to jurisdiction. In addition, governments’ approach to enforcement, and our products and services, are continuing to evolve. Compliance with existing, expanding, or new laws and regulations may involve significant costs and operational efforts, or require changes in products or business practices that could adversely affect our results of operations. Noncompliance could result in the imposition of penalties, criminal sanctions, or orders to cease the alleged noncompliant activity. If our products do not meet customer expectations or legal requirements, we could face regulatory or legal actions, and our business, operations, financial condition, and results of operations could be adversely affected.

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases, AI products and services, significant business transactions, warranty or product claims, employment practices, and regulation. As we continue to expand our business and offerings, we may experience new and novel legal claims. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. An adverse impact to our financial condition and results of operations could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

PART I

Item 1A

We may have additional tax liabilities. We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in tax laws, regulations, and administrative practices and principles, including changes to the global tax framework, in various jurisdictions. In recent years, multiple domestic and international tax proposals were proposed to impose greater tax burdens on large multinational enterprises. The Organisation for Economic Co-operation and Development continues to advance proposals or guidance in international taxation, including global minimum tax.

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

INTELLECTUAL PROPERTY RISKS

We face risks related to the protection and utilization of our intellectual property that may result in our business and operating results being harmed. Protecting our intellectual property rights and combating unlicensed copying and use of our software, source code, trade secrets, and other intellectual property on a global basis is difficult. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights.

Source code, the detailed program commands for our software programs, is critical to our business. Unauthorized access to or disclosure of source code or other intellectual property may negatively impact future trade secret protection for that intellectual property. It may then become easier for third parties to compete with our products by copying functionality, which could adversely affect our results of operations. Unauthorized access to or disclosure of source code or other intellectual property also increases the security risks described elsewhere in these risk factors.

Third parties may claim that we infringe their intellectual property. From time to time, others claim we infringe their intellectual property rights, including current copyright infringement and other claims arising from AI training, inference, and output. To resolve these claims, we may enter into royalty-bearing data access or licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. Adverse outcomes could also include monetary damages or injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so, which could adversely affect our results of operations.

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

PART I

Item 1A

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

Adverse economic or market conditions could harm our business. Worsening economic conditions, including inflation, recession, pandemic, or other changes in economic conditions, periods of economic uncertainty, evolution of customer demand, technology investment cycles, interest rates, foreign exchange rates, or the timing and mix of customer spending, may cause lower or delayed IT spending and adversely affect our results of operations. If demand for computing power, PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our results of operations could be adversely affected.

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

Catastrophic events or geopolitical conditions could disrupt our business. A disruption or failure of our systems, operations, or supply chain because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. As an example, our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations or adversely affect our results of operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential negative consequences of prolonged service outages.

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

PART I

Item 1A

The occurrence of regional epidemics or a global pandemic could adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

The long-term effects of climate change on the global economy and the IT industry are unclear. Environmental regulations or changes in the supply, demand, or available sources of energy or other resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in climate where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services.

Our global business exposes us to operational and economic risks. Our customers, employees, and infrastructure are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Global, regional, and local economic developments, monetary policy, geopolitical tension, restrictions on international trade, such as tariffs and other controls on imports or exports, inflation, and recession, as well as political and military disputes, could adversely affect our results of operations. Non-compliance with sanctions as well as general ecosystem disruptions could result in reputational harm, operational delays, monetary fines, loss of revenue, increased costs, loss of export privileges, or criminal sanctions, which could adversely affect our business, financial condition, and results of operations.

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

PART I

Item 1B, 1C

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our fiscal year 2026 that remain unresolved.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Microsoft plays a central role in the world’s digital ecosystem. We have made it a top corporate priority to protect the computing environment used by our customers and employees and to support the resiliency of our cloud infrastructure and services, products, devices, and our internal corporate resources from determined adversaries. In response to the evolving cybersecurity threat landscape, we launched the Secure Future Initiative (“SFI”) in November 2023 and expanded the scope of SFI in May 2024. The SFI focuses our business strategy and efforts on continual improvement in cybersecurity protection.

We operate a cybersecurity program and governance framework designed to protect our computing environments against cybersecurity threats, and we have controls, policies, and procedures to identify, manage, and mitigate cybersecurity threats. Annually, we assess our cybersecurity program’s alignment with applicable industry standards. We also undertake integrated planning and preparedness activities to support business continuity and operational resiliency. We assess our program's effectiveness through a range of validation activities, which may include tabletop simulations, production environment tests, penetration and vulnerability tests, red team exercises, and other related activities. We conduct mandatory cybersecurity training, provide employees with tools to report suspected incidents and assess their own security posture, and conduct real-time simulated employee education exercises, such as phishing email campaigns designed to emulate real-world attacks. We also engage in robust cybersecurity assessments and remediation efforts for acquired companies.

Our computing environments, products, and services are reviewed by our internal audit teams as well as independent third-party assessors. We are committed to managing the most significant risks to our strategies and ambitions, including cybersecurity risks. The Enterprise Risk Management (“ERM”) organization supports management in this commitment by facilitating the semiannual risk assessment, which documents the priority and status of these risks and aligns them with our strategic mitigation efforts. ERM is structured using a framework based on the Committee of Sponsoring Organization guidelines that also aligns with the International Organization for Standardization 31000:2018 Risk Management Standard.

We continuously monitor our computing environments, products, and services for vulnerabilities and signs of compromise, and we utilize our own security products, third-party security products, and leading artificial intelligence models to combat cybersecurity threats. We integrate security into our computing environments, products, and services through our Security Development Lifecycle (“SDL”). Our SDL introduces security and privacy considerations throughout all phases of our development process and through the adoption of zero-trust end-to-end architecture.

When appropriate, we utilize external service providers and tools to assess, test, or otherwise assist our program. We also leverage third parties by working with external researchers, operating bug bounty programs, and managing coordinated vulnerability disclosure programs with security organizations. We maintain a systematic approach to assessing and controlling the cybersecurity risks presented by third-party service providers. We require third-party service providers to manage their cybersecurity risks in defined ways, undergo cybersecurity reviews, notify us of cyber events, and satisfy additional contractual requirements.

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

PART I

Item 1C

When we experience a cybersecurity incident, we utilize our well-established incident response plans that operate both across the company and at the product and services level. Incidents are first triaged for severity, and then more deeply assessed to establish a plan of record and activate internal and external notification, disclosure, and communication plans, as applicable. Engineering and development resources are mobilized to resolve or remediate the incident. Following resolution, we conduct post incident reviews for incidents that meet established criteria to capture learnings and strengthen our processes.

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

Our CISO leads the strategy, engineering, and operations of cybersecurity across the company, and reports to the EVP of Cloud + AI. Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Before joining Microsoft, our CISO served in a prior Chief Technology Officer role as well as in senior leadership, engineering, and operational roles within multiple organizations. In addition to the Board’s oversight of cybersecurity risk, to support the CISO, we have established a Cybersecurity Governance Council (“CGC”) charged with overseeing initiatives that safeguard Microsoft’s computing environments, products, and services. The CGC is comprised of an executive-level team of Deputy CISOs with cybersecurity backgrounds and expertise relevant to their roles. The CGC’s responsibilities include approving our enterprise security risk assessment process and results, determining the appropriate cybersecurity risk level and mitigations, reviewing the industry standard alignment, and supporting compliance with cybersecurity regulations. Our cybersecurity efforts are supported directly by Microsoft’s security and threat intelligence experts and our employees across the company, all of whom receive cybersecurity awareness training and education and are expected to support our efforts.

PART I

Item 2, 3, 4

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redmond, Washington. We have approximately 14 million square feet of space located in King County, Washington that is used for engineering, sales, marketing, and operations, among other general and administrative purposes. These facilities include approximately 12 million square feet of owned space situated on approximately 520 acres of land we own at our corporate headquarters, and approximately 2 million square feet of space we lease.

We own and lease other facilities domestically and internationally, primarily for offices, datacenters, and research and development. The largest owned international properties include space in the following locations: China, India, Ireland, the Netherlands, and Sweden. The largest leased international properties include space in the following locations: Australia, Canada, China, France, Germany, India, Ireland, Japan, the Netherlands, and the United Kingdom.

The table below shows a summary of the square footage of our properties owned and leased domestically and internationally as of June 30, 2026:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	41	24	65
International	17	30	47

Total	58	54	112

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 14 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 23, 2026, there were 74,199 registered holders of record of our common stock.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(In millions)

April 1, 2026 – April 30, 2026	1,002,119	$398.88	1,002,119	$43,630
May 1, 2026 – May 31, 2026	3,559,509	416.81	3,559,509	42,147
June 1, 2026 – June 30, 2026	3,828,061	396.19	3,828,061	40,630

	8,389,689		8,389,689

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the fourth quarter of fiscal year 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

June 10, 2026	August 20, 2026	September 10, 2026	$0.91	$6,759

We returned $10.2 billion to shareholders in the form of share repurchases and dividends in the fourth quarter of fiscal year 2026. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding share repurchases and dividends.

PART II

Item 6

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended June 30, 2026 compared to the year ended June 30, 2025. For a discussion of the year ended June 30, 2025 compared to the year ended June 30, 2024, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2025.

OVERVIEW

Microsoft is a technology company committed to making digital technology and artificial intelligence (“AI”) available broadly and doing so responsibly, with a mission to empower every person and every organization on the planet to achieve more. We create platforms and applications, powered by AI, that deliver innovative solutions that meet the evolving needs of our customers.

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

Highlights from fiscal year 2026 compared with fiscal year 2025 included:

•
Microsoft Cloud revenue increased 27% to $214.4 billion.
•
Commercial remaining performance obligation increased 84% to $678 billion.
•
Microsoft 365 Commercial cloud revenue increased 17%.
•
Microsoft 365 Consumer cloud revenue increased 28%.
•
LinkedIn revenue increased 11%.
•
Dynamics 365 revenue increased 18%.
•
Azure and other cloud services revenue increased 41%.
•
Windows OEM and Devices revenue decreased slightly.
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

The investments we are making in cloud and AI infrastructure and devices will continue to increase our operating costs and may decrease our operating margins. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units and other components. Our devices are primarily manufactured by third-party contract manufacturers. For the majority of our products, we have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements. However, some of our products contain certain components for which there are very few qualified suppliers. Extended or unforeseen disruptions, or limited availability of components from these suppliers could impact our ability to operate our datacenters and manufacture devices on time to meet consumer demand.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies increased reported revenue and did not have a material impact on reported expenses from our international operations in fiscal year 2026.

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

Reportable Segments

We report our financial performance based on the following three segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting.

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

Azure and other cloud services revenue growth

Revenue from Azure and other cloud services, including cloud and AI consumption-based services, GitHub cloud services, Health and Life Sciences cloud services (formerly Nuance Healthcare cloud services), virtual desktop offerings, and other cloud services

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

Search advertising revenue (ex TAC) growth	Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and content partners

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2026	2025	Percentage Change

Revenue	$331,839	$281,724	18%
Gross margin	225,465	193,893	16%
Operating income	155,237	128,528	21%
Net income	133,749	101,832	31%
Diluted earnings per share	17.95	13.64	32%

Adjusted net income (non-GAAP)	128,786	105,452	22%
Adjusted diluted earnings per share (non-GAAP)	17.28	14.13	22%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures. These non-GAAP financial measures exclude net gains and losses from investments in OpenAI. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Fiscal Year 2026 Compared with Fiscal Year 2025

Revenue increased $50.1 billion or 18% driven by growth in Microsoft Cloud. Intelligent Cloud revenue increased driven by Azure. Productivity and Business Processes revenue increased driven by Microsoft 365 Commercial cloud. More Personal Computing revenue decreased driven by XBOX (formerly Gaming), offset in part by growth in Search advertising.

Cost of revenue increased $18.5 billion or 21% driven by growth in Microsoft Cloud.

Gross margin increased $31.6 billion or 16% with growth across each of our segments.

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

Operating expenses increased $4.9 billion or 7% driven by continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio, impairment and other related expenses in our XBOX business, investments in commercial sales, and higher Copilot advertising expenses.

Operating income increased $26.7 billion or 21% driven by growth in Productivity and Business Processes and Intelligent Cloud.

Revenue and operating income both included a favorable foreign currency impact of 2%.

PART II

Item 7

Current year net income and diluted EPS were positively impacted by net gains from investments in OpenAI, which resulted in an increase in net income and diluted EPS of $5.0 billion and $0.67, respectively. Prior year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $3.6 billion and $0.49, respectively.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2026	2025	Percentage Change

Productivity and Business Processes

Revenue	$139,996	$120,810	16%
Cost of revenue	25,017	22,422	12%
Operating expenses	31,100	28,615	9%

Operating income	$83,879	$69,773	20%

Intelligent Cloud

Revenue	$137,791	$106,265	30%
Cost of revenue	57,876	40,171	44%
Operating expenses	22,943	21,505	7%

Operating income	$56,972	$44,589	28%

More Personal Computing

Revenue	$54,052	$54,649	(1)%
Cost of revenue	23,481	25,238	(7)%
Operating expenses	16,185	15,245	6%

Operating income	$14,386	$14,166	2%

Total

Revenue	$331,839	$281,724	18%
Cost of revenue	106,374	87,831	21%
Operating expenses	70,228	65,365	7%

Operating income	$155,237	$128,528	21%

Reportable Segments

Fiscal Year 2026 Compared with Fiscal Year 2025

Productivity and Business Processes

Revenue increased $19.2 billion or 16%.

•
Microsoft 365 Commercial products and cloud services revenue increased $14.2 billion or 16%. Microsoft 365 Commercial cloud revenue grew 17% with growth in revenue per user driven by Microsoft 365 Copilot and Microsoft 365 E5. Microsoft 365 Commercial seats grew 6% driven by small and medium businesses and frontline worker offerings. Microsoft 365 Commercial products revenue grew 13% driven by growth in the Windows Commercial on-premises components of Microsoft 365 suite sales, as well as an increase in Office 2024 transactional purchasing.
•
Microsoft 365 Consumer products and cloud services revenue increased $1.8 billion or 24%. Microsoft 365 Consumer cloud revenue grew 28% driven by growth in revenue per user and Microsoft 365 Consumer subscriber growth of 7%.
•
LinkedIn revenue increased $2.0 billion or 11% with growth across all lines of business.
•
Dynamics products and cloud services revenue increased $1.2 billion or 15% driven by growth in Dynamics 365. Dynamics 365 revenue grew 18% with growth across all workloads.

PART II

Item 7

Operating income increased $14.1 billion or 20%.

•
Cost of revenue increased $2.6 billion or 12% driven by investments in AI infrastructure to support Microsoft 365 Copilot seat and usage growth.
•
Gross margin increased $16.6 billion or 17% driven by growth in Microsoft 365 Commercial cloud. Gross margin percentage increased slightly primarily driven by efficiency gains in Microsoft 365 Commercial cloud, offset in part by continued investments in AI infrastructure and growing AI product usage.
•
Operating expenses increased $2.5 billion or 9% driven by continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio, as well as investments in commercial sales and higher Copilot advertising expenses.

Revenue, gross margin, and operating income included a favorable foreign currency impact of 2%, 3%, and 3%, respectively.

Intelligent Cloud

Revenue increased $31.5 billion or 30%.

•
Server products and cloud services revenue increased $31.0 billion or 31% driven by Azure and other cloud services. Azure and other cloud services revenue grew 41% driven by demand for services across the platform with continued growth across all workloads. Server products revenue increased 1% primarily driven by higher purchases of licenses running in multi-cloud environments, offset in part by continued customer shift to cloud.
•
Enterprise and partner services revenue increased $500 million or 6% driven by growth in Enterprise Support Services.

Operating income increased $12.4 billion or 28%.

•
Cost of revenue increased $17.7 billion or 44% driven by investments in AI infrastructure to support growing customer demand.
•
Gross margin increased $13.8 billion or 21% driven by growth in Azure. Gross margin percentage decreased driven by the continued investments in AI infrastructure as well as sales mix shift to Azure, offset in part by efficiency gains in Azure.
•
Operating expenses increased $1.4 billion or 7% driven by continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio.

Cost of revenue included an unfavorable foreign currency impact of 2%.

More Personal Computing

Revenue decreased $597 million or 1%.

•
Windows and Devices revenue decreased $230 million or 1%. Windows OEM and Devices revenue decreased slightly driven by a decline in Devices, offset in part by Windows OEM growth of 5% with inventory levels that remained elevated.
•
XBOX revenue decreased $1.7 billion or 7% driven by declines in XBOX content and services and XBOX hardware. XBOX content and services revenue decreased 5% on a prior year comparable that benefited from strong first-party content performance, offset in part by growth in XBOX Game Pass. XBOX hardware revenue decreased 29% driven by lower volume of consoles sold.
•
Search advertising revenue increased $1.3 billion or 9%. Search advertising revenue excluding traffic acquisition costs increased 12% driven by higher search volume and revenue per search, as well as benefit from third-party partnerships.

PART II

Item 7

Operating income increased $220 million or 2%.

•
Cost of revenue decreased $1.8 billion or 7% driven by lower hardware sales.
•
Gross margin increased $1.2 billion or 4% driven by growth in Search advertising and Windows OEM. Gross margin percentage increased driven by sales mix shift to higher margin businesses.
•
Operating expenses increased $940 million or 6% driven by impairment and other related expenses in our XBOX business and continued investments in research and development compute capacity, AI talent, and data to support product development that benefits the entire portfolio.

Operating income included a favorable foreign currency impact of 2%.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2026	2025	Percentage Change

Research and development	$35,562	$32,488	9%
As a percent of revenue	11%	12%	(1)ppt

Research and development expenses include payroll, stock-based compensation expense, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include technology development costs, including AI training and other infrastructure costs, third-party development and programming costs, and the depreciation and amortization of assets used to conduct research and development.

Fiscal Year 2026 Compared with Fiscal Year 2025

Research and development expenses increased $3.1 billion or 9% driven by continued investments in compute capacity, AI talent, and data to support product development that benefits the entire portfolio, as well as impairment and other related expenses in our XBOX business.

Sales and Marketing

(In millions, except percentages)	2026	2025	Percentage Change

Sales and marketing	$26,710	$25,654	4%
As a percent of revenue	8%	9%	(1)ppt

Sales and marketing expenses include payroll, stock-based compensation expense, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal Year 2026 Compared with Fiscal Year 2025

Sales and marketing expenses increased $1.1 billion or 4% driven by investments in commercial sales and higher Copilot advertising expenses.

General and Administrative

(In millions, except percentages)	2026	2025	Percentage Change

General and administrative	$7,956	$7,223	10%
As a percent of revenue	2%	3%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

PART II

Item 7

Fiscal Year 2026 Compared with Fiscal Year 2025

General and administrative expenses increased $733 million or 10% driven by higher legal expenses and gains on divestitures in the prior period.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2026	2025

Interest and dividends income	$3,301	$2,647
Interest expense	(3,051)	(2,385)
Net recognized gains (losses) on investments	4,385	(349)
Net gains (losses) on derivatives	1,867	(260)
Net gains (losses) on foreign currency remeasurements	(527)	171
Other, net	4,722	(4,725)

Total	$10,697	$(4,901)

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Other income (expense), net included $6.5 billion of net gains and $4.8 billion of net losses for fiscal years 2026 and 2025, respectively, from investments in OpenAI, primarily net recognized gains (losses) on our equity method investment reflected in Other, net. The net gains recorded for fiscal year 2026 primarily relate to the dilution gain from the OpenAI Recapitalization.

Fiscal Year 2026 Compared with Fiscal Year 2025

Interest and dividends income increased primarily due to higher portfolio balances and higher yields on debt securities. Interest expense increased primarily due to higher finance lease interest expense, offset in part by higher capitalization of debt interest expense. Net recognized gains on investments increased primarily due to higher gains on equity securities and lower impairments in the current period. Net gains on derivatives increased primarily due to gains on equity derivatives in the current period as compared to losses in the prior period. Other, net primarily reflects net recognized gains on equity method investments, including OpenAI.

INCOME TAXES

Effective Tax Rate

Our effective tax rate for fiscal years 2026 and 2025 was 19% and 18%, respectively. The increase in our effective tax rate was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. In fiscal year 2026, our U.S. income before income taxes was $103.6 billion and our foreign income before income taxes was $62.3 billion. In fiscal year 2025, our U.S. income before income taxes was $69.2 billion and our foreign income before income taxes was $54.4 billion.

PART II

Item 7

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of June 30, 2026, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings.

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

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	2026	2025	2024	Percentage Change 2026 Versus 2025	Percentage Change 2025 Versus 2024

Other income (expense), net	$10,697	$(4,901)	$(1,646)	318%	(198)%
Net (gains) losses from investments in OpenAI	(6,530)	4,763	1,482	(237)%	221%

Adjusted other income (expense), net (non-GAAP)	$4,167	$(138)	$(164)	3,120%	16%

Net income	$133,749	$101,832	$88,136	31%	16%
Net (gains) losses from investments in OpenAI, net of tax of $1,567, $(1,143), and $(356)	(4,963)	3,620	1,126	(237)%	221%

Adjusted net income (non-GAAP)	$128,786	$105,452	$89,262	22%	18%

Diluted earnings per share	$17.95	$13.64	$11.80	32%	16%
Net (gains) losses from investments in OpenAI	(0.67)	0.49	0.15	(237)%	227%

Adjusted diluted earnings per share (non-GAAP)	$17.28	$14.13	$11.95	22%	18%

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

PART II

Item 7

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $76.8 billion and $94.6 billion as of June 30, 2026 and 2025, respectively. Equity and other investments were $36.3 billion and $15.4 billion as of June 30, 2026 and 2025, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $46.8 billion to $182.9 billion for fiscal year 2026, primarily due to an increase in cash received from customers and a decrease in cash used to pay income taxes, offset in part by an increase in cash paid to suppliers. Cash used in financing increased $847 million to $52.5 billion for fiscal year 2026, primarily due to a $6.0 billion decrease in cash used for repayments of debt, offset in part by a $3.9 billion increase in common stock repurchases and a $2.4 billion increase in dividends paid. Cash used in investing increased $66.9 billion to $139.5 billion for fiscal year 2026, primarily due to a $51.4 billion increase in additions to property and equipment and a $22.2 billion increase in cash used in other investing primarily to facilitate the purchase of components, offset in part by a $4.2 billion decrease in cash used in the acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets and a $2.4 billion decrease in cash used in net investment purchases, sales, and maturities.

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

The following table outlines the expected future recognition of unearned revenue as of June 30, 2026:

(In millions)

Three Months Ending

September 30, 2026	$28,589
December 31, 2026	22,556
March 31, 2027	15,457
June 30, 2027	6,363
Thereafter	2,747

Total	$75,712

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

Material Cash Requirements and Other Obligations

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2026:

(In millions)	2027	Thereafter	Total

Long-term debt: (a)
Principal payments	$9,250	$36,886	$46,136
Interest payments	1,405	24,148	25,553
Construction commitments (b)	29,848	4,718	34,566
Operating and finance leases, including imputed interest (c)	32,411	411,095	443,506
Purchase commitments (d)	169,008	25,052	194,060

Total	$241,922	$501,899	$743,821

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

Share Repurchases

During fiscal years 2026 and 2025, we repurchased 36 million shares and 31 million shares of our common stock for $16.7 billion and $13.0 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of June 30, 2026, $40.6 billion remained of our $60 billion share repurchase program. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

PART II

Item 7

Dividends

During fiscal years 2026 and 2025, our Board of Directors declared dividends totaling $27.0 billion and $24.7 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We will continue to invest in capital expenditures to support growth in our cloud offerings and our investments in AI training and other infrastructure. We have operating and finance leases for datacenters and related infrastructure, servers and network equipment, corporate offices, and research and development facilities. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

RECENT ACCOUNTING GUIDANCE

Refer to Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of revenue recognition, measurement and impairment of investment securities, goodwill, research and development costs, legal and other contingencies, and income taxes.

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

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with SA or software updates provided at no additional charge. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

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

Measurement and Impairment of Investment Securities

Investments purchased by Microsoft are typically accounted for as available-for-sale debt securities, equity investments with readily determinable fair values, or equity investments without readily determinable fair values measured using either the equity method when required or at cost less impairments, if any, with adjustments for observable changes in price (referred to as the measurement alternative). Equity method investments may be recorded on a lag of up to three months when sufficient financial information is not available in a timely manner. For equity method investments recorded on a lag, we recognize the impact of intervening events that have a material impact on our consolidated financial statements in the period in which they occurred.

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

For equity investments accounted for under the measurement alternative, we evaluate whether observable changes in price have occurred in orderly transactions for identical or similar investments of the same issuer. This determination requires judgment in evaluating whether transactions are orderly and whether the securities are comparable, including consideration of the rights and preferences of the securities, investor composition, and other relevant facts and circumstances. Equity investments without readily determinable fair values are written down to fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than carrying value. We perform a qualitative assessment on a periodic basis. We are required to estimate the fair value of the investment to determine the amount of the impairment loss. Once an investment is determined to be impaired, an impairment charge is recorded in other income (expense), net.

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

PART II

Item 7

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the period over which cash flows are expected to be generated, and determination of our weighted average cost of capital.

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	June 30, 2026	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(13,653)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(5)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,201)	Fair Value
Credit	100 basis point increase in credit spreads	(412)	Fair Value
Equity	10% decrease in equity market prices	(2,654)	Earnings

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2026	2025	2024

Revenue:
Product	$64,696	$63,946	$64,773
Service and other	267,143	217,778	180,349

Total revenue	331,839	281,724	245,122

Cost of revenue:
Product	12,098	13,501	15,272
Service and other	94,276	74,330	58,842

Total cost of revenue	106,374	87,831	74,114

Gross margin	225,465	193,893	171,008
Research and development	35,562	32,488	29,510
Sales and marketing	26,710	25,654	24,456
General and administrative	7,956	7,223	7,609

Operating income	155,237	128,528	109,433
Other income (expense), net	10,697	(4,901)	(1,646)

Income before income taxes	165,934	123,627	107,787
Provision for income taxes	32,185	21,795	19,651

Net income	$133,749	$101,832	$88,136

Earnings per share:
Basic	$18.00	$13.70	$11.86
Diluted	$17.95	$13.64	$11.80

Weighted average shares outstanding:
Basic	7,429	7,433	7,431
Diluted	7,453	7,465	7,469

Refer to accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2026	2025	2024

Net income	$133,749	$101,832	$88,136

Other comprehensive income (loss), net of tax:
Net change related to derivatives	8	(5)	24
Net change related to investments	215	1,574	957
Translation adjustments and other	(160)	674	(228)

Other comprehensive income	63	2,243	753

Comprehensive income	$133,812	$104,075	$88,889

Refer to accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2026	2025

Assets
Current assets:
Cash and cash equivalents	$20,935	$30,242
Short-term investments	55,908	64,323

Total cash, cash equivalents, and short-term investments	76,843	94,565
Accounts receivable, net of allowance for doubtful accounts of $1,040 and $944	80,876	69,905
Inventories	1,397	938
Other current assets	48,594	25,723

Total current assets	207,710	191,131
Property and equipment, net of accumulated depreciation of $118,691 and $93,653	313,076	204,966
Operating lease right-of-use assets	24,177	24,823
Equity and other investments	36,348	15,405
Goodwill	119,651	119,509
Intangible assets, net	18,609	22,604
Other long-term assets	38,805	40,565

Total assets	$758,376	$619,003

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,416	$27,724
Current portion of long-term debt	9,227	2,999
Accrued compensation	14,945	13,709
Short-term income taxes	2,534	7,211
Short-term unearned revenue	72,965	64,555
Other current liabilities	26,738	25,020

Total current liabilities	168,825	141,218
Long-term debt	31,067	40,152
Long-term income taxes	28,647	25,986
Long-term unearned revenue	2,747	2,710
Deferred income taxes	3,054	2,835
Operating lease liabilities	16,532	17,437
Other long-term liabilities	65,117	45,186

Total liabilities	315,989	275,524

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,427 and 7,434	117,406	109,095
Retained earnings	328,265	237,731
Accumulated other comprehensive loss	(3,284)	(3,347)

Total stockholders’ equity	442,387	343,479

Total liabilities and stockholders’ equity	$758,376	$619,003

Refer to accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2026	2025	2024

Operations
Net income	$133,749	$101,832	$88,136
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	38,534	29,433	20,958
Stock-based compensation expense	12,405	11,974	10,734
Net recognized losses (gains) on investments and derivatives	(11,047)	5,329	1,634
Deferred income taxes	14,189	(7,056)	(4,738)
Changes in operating assets and liabilities:
Accounts receivable	(12,737)	(10,581)	(7,191)
Inventories	(461)	309	1,284
Other current assets	(2,627)	(3,044)	(1,648)
Other long-term assets	(3,964)	(2,950)	(6,817)
Accounts payable	5,268	569	3,545
Unearned revenue	9,361	5,438	5,348
Income taxes	(1,875)	(38)	1,687
Other current liabilities	6,847	5,922	4,867
Other long-term liabilities	(4,707)	(975)	749

Net cash from operations	182,935	136,162	118,548

Financing
Proceeds from issuance (repayments) of debt, maturities of 90 days or less, net	0	(5,746)	5,250
Proceeds from issuance of debt	0	0	24,395
Repayments of debt	(3,000)	(3,216)	(29,070)
Common stock issued	2,009	2,056	2,002
Common stock repurchased	(22,271)	(18,420)	(17,254)
Common stock cash dividends paid	(26,445)	(24,082)	(21,771)
Other, net	(2,839)	(2,291)	(1,309)

Net cash used in financing	(52,546)	(51,699)	(37,757)

Investing
Additions to property and equipment	(115,948)	(64,551)	(44,477)
Acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets	(1,743)	(5,978)	(69,132)
Purchases of investments	(58,351)	(29,775)	(17,732)
Maturities of investments	34,605	16,079	24,775
Sales of investments	21,798	9,309	10,894
Other, net	(19,861)	2,317	(1,298)

Net cash used in investing	(139,500)	(72,599)	(96,970)

Effect of foreign exchange rates on cash and cash equivalents	(196)	63	(210)

Net change in cash and cash equivalents	(9,307)	11,927	(16,389)
Cash and cash equivalents, beginning of period	30,242	18,315	34,704

Cash and cash equivalents, end of period	$20,935	$30,242	$18,315

Refer to accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2026	2025	2024

Common stock and paid-in capital
Balance, beginning of period	$109,095	$100,923	$93,718
Common stock issued	2,009	2,056	2,002
Common stock repurchased	(6,105)	(5,856)	(5,712)
Stock-based compensation expense	12,405	11,974	10,734
Other, net	2	(2)	181

Balance, end of period	117,406	109,095	100,923

Retained earnings
Balance, beginning of period	237,731	173,144	118,848
Net income	133,749	101,832	88,136
Common stock cash dividends	(27,034)	(24,677)	(22,293)
Common stock repurchased	(16,181)	(12,568)	(11,547)

Balance, end of period	328,265	237,731	173,144

Accumulated other comprehensive loss
Balance, beginning of period	(3,347)	(5,590)	(6,343)
Other comprehensive income	63	2,243	753

Balance, end of period	(3,284)	(3,347)	(5,590)

Total stockholders’ equity	$442,387	$343,479	$268,477

Cash dividends declared per common share	$3.64	$3.32	$3.00

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; stock-based compensation forfeiture rates; when technological feasibility is achieved for our products; the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns; and determining the timing and amount of measurement adjustments or impairments for investments. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

Revenue

Product Revenue and Service and Other Revenue

Product revenue includes sales from operating systems, server applications, business solution applications, software development tools, desktop and server management tools, video games, and hardware such as PCs, tablets, gaming and entertainment consoles, other intelligent devices, and related accessories.

Service and other revenue includes sales from cloud-based solutions that provide customers with AI, software, services, platforms, and content such as Azure, Office 365, Enterprise Mobility and Security, LinkedIn, Dynamics 365, and XBOX; solution support; and consulting services. Service and other revenue also includes sales from online advertising.

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

Cloud services, which include software-as-a-service, infrastructure-as-a-service, and platform-as-a-service, are provided on either a subscription or consumption basis. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract period. Revenue related to cloud services provided on a consumption basis, such as the amount of storage used in a period, is recognized based on the customer utilization of such resources. When cloud services require a significant level of integration and interdependency with software and the individual components are not considered distinct, all revenue is recognized over the period in which the cloud services are provided.

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

Unearned revenue comprises mainly unearned revenue related to volume licensing programs, which may include cloud services and SA. Unearned revenue is generally invoiced annually at the beginning of each contract period for multi-year agreements and recognized ratably over the coverage period. Unearned revenue also includes payments for LinkedIn subscriptions, Office 365 subscriptions, consulting services to be performed in the future, XBOX subscriptions, Windows post-delivery support, Dynamics business solutions, and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

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

As of June 30, 2026 and 2025, long-term accounts receivable, net of allowance for doubtful accounts, was $5.5 billion and $5.2 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of June 30, 2026 and 2025, the current portion of other receivables related to activities to facilitate the purchase of server components was $27.8 billion and $8.2 billion, respectively, and are included in other current assets in our consolidated balance sheets. Additionally, as of June 30, 2026, restricted investments pursuant to a supplier agreement were $11.3 billion, with $3.8 billion included in short-term investments and $7.5 billion included in equity and other investments in our consolidated balance sheet.

PART II

Item 8

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of June 30, 2026 and 2025, our financing receivables, net were $3.7 billion and $4.3 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets.

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

Cost of Revenue

Cost of revenue includes: costs incurred to support and maintain cloud-based and other online products and services, including datacenter costs and royalties; operating costs related to product support service centers and product distribution centers; manufacturing and distribution costs for products sold and programs licensed; traffic acquisition costs to drive traffic to our websites and to acquire online advertising space; and costs associated with the delivery of consulting services.

Research and Development

Research and development expenses include payroll, stock-based compensation expense, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include technology development costs, including AI training and other infrastructure costs, third-party development and programming costs, and the depreciation and amortization of assets used to conduct research and development. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Sales and Marketing

Sales and marketing expenses include payroll, stock-based compensation expense, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $2.7 billion, $2.1 billion, and $1.7 billion in fiscal years 2026, 2025, and 2024, respectively.

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

PART II

Item 8

Income Taxes

Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. We are subject to global intangible low-taxed income (“GILTI”) in the U.S. and have elected to include GILTI in the measurement of deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term in our consolidated balance sheets.

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

Equity investments with readily determinable fair values are generally measured at fair value. Equity investments that are not recorded at fair value are measured using the equity method of accounting when required or measured at cost less impairments, if any, with adjustments for observable changes in price (referred to as the measurement alternative). Identifying observable changes in price requires judgment in evaluating whether transactions are orderly and whether the securities are comparable, including consideration of the rights and preferences of the securities, the composition of the investor group, and other relevant facts and circumstances. For equity investments not recorded at fair value, we perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in fair value are recorded in other income (expense), net. Equity method investments may be recorded on a lag of up to three months when sufficient financial information is not available in a timely manner. For equity method investments recorded on a lag, we recognize the impact of intervening events that have a material impact on our consolidated financial statements in the period in which they occurred.

Investments that are considered variable interest entities (“VIEs”) are evaluated to determine whether we are the primary beneficiary of the VIE, in which case we would be required to consolidate the entity. We evaluate whether we have (1) the power to direct the activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We have determined we are not the primary beneficiary of any of our VIE investments. Therefore, our VIE investments are not consolidated and the majority are accounted for under the equity method of accounting or the measurement alternative.

PART II

Item 8

We have a long-term strategic partnership with OpenAI. In October 2025, we signed a new definitive agreement with OpenAI that extends this partnership. We have an investment accounted for under the equity method that represents an approximate 25% interest on an as-converted basis. As an equity method investee, OpenAI is a related party as defined in Accounting Standards Codification Topic 850, Related Party Disclosures (“ASC 850”). In accordance with ASC 850, we are disclosing revenue and accounts receivable balances from transactions with OpenAI. For fiscal year 2026, we recorded revenue from commercial arrangements with OpenAI, inclusive of revenue-sharing payments, of $24.1 billion, and accounts receivable from OpenAI as of June 30, 2026 was $6.0 billion. We have made total funding commitments of $13.0 billion related to our investment, of which $11.9 billion has been funded as of June 30, 2026. We calculate our equity method income or loss using the hypothetical liquidation at book value (“HLBV”) method because our liquidation rights and priorities differ from our underlying ownership interest. Under the HLBV method, we recognize income or loss based on the change in the amount we would receive if the net assets of the investee were distributed at book value. In October 2025, OpenAI formed a public benefit corporation and completed a recapitalization (“OpenAI Recapitalization”). During fiscal year 2026, our proportionate ownership of OpenAI decreased due to the OpenAI Recapitalization and other funding activity, and we recorded dilution gains in other income (expense), net. Refer to Note 3 – Other Income (Expense), Net for additional information.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: software developed or acquired for internal use, three years; servers and network equipment, two to six years; buildings and improvements, five to 15 years; leasehold improvements, three to 15 years; and furniture and equipment, one to 10 years. Land is not depreciated.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Income Taxes – Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve income tax disclosures. The guidance requires additional disclosure of disaggregated income taxes paid and prescribes standardized categories for the components of the effective tax rate reconciliation. We adopted the standard prospectively beginning with our annual reporting for fiscal year 2026. The adoption resulted in incremental income tax disclosures. Refer to Note 11 – Income Taxes.

PART II

Item 8

Recent Accounting Guidance Not Yet Adopted

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)

Year Ended June 30,	2026	2025	2024

Net income available for common shareholders (A)	$133,749	$101,832	$88,136

Weighted average outstanding shares of common stock (B)	7,429	7,433	7,431
Dilutive effect of stock-based awards	24	32	38

Common stock and common stock equivalents (C)	7,453	7,465	7,469

Earnings Per Share

Basic (A/B)	$18.00	$13.70	$11.86
Diluted (A/C)	$17.95	$13.64	$11.80

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Interest and dividends income	$3,301	$2,647	$3,157
Interest expense	(3,051)	(2,385)	(2,935)
Net recognized gains (losses) on investments	4,385	(349)	(118)
Net gains (losses) on derivatives	1,867	(260)	(187)
Net gains (losses) on foreign currency remeasurements	(527)	171	(244)
Other, net	4,722	(4,725)	(1,319)

Total	$10,697	$(4,901)	$(1,646)

Other income (expense), net included $6.5 billion of net gains, $4.8 billion of net losses, and $1.5 billion of net losses for fiscal years 2026, 2025, and 2024, respectively, from investments in OpenAI, primarily net recognized gains (losses) on our equity method investment reflected in Other, net. The net gains recorded for fiscal year 2026 primarily relate to the dilution gain from the OpenAI Recapitalization.

PART II

Item 8

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Realized gains from sales of available-for-sale securities	$103	$40	$22
Realized losses from sales of available-for-sale securities	(56)	(65)	(98)
Impairments and allowance for credit losses	(26)	8	23

Total	$21	$(17)	$(53)

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Net realized gains on investments sold	$125	$83	$18
Net unrealized gains on investments still held	4,391	536	146
Impairments of investments	(152)	(951)	(229)

Total	$4,364	$(332)	$(65)

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2026

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,987	$0	$0	$2,987	$2,373	$614	$0
Certificates of deposit	Level 2	1,745	0	0	1,745	1,701	44	0
U.S. government securities	Level 1	49,714	2	(1,154)	48,562	399	40,675	7,488
U.S. agency securities	Level 2	3,133	0	0	3,133	1,787	1,346	0
Foreign government bonds	Level 2	221	12	(7)	226	0	226	0
Mortgage- and asset-backed securities	Level 2	1,813	5	(23)	1,795	0	1,795	0
Corporate notes and bonds	Level 2	10,682	49	(71)	10,660	0	10,660	0
Corporate notes and bonds	Level 3	1,618	120	0	1,738	0	118	1,620
Municipal securities	Level 2	152	0	(5)	147	0	147	0
Municipal securities	Level 3	105	0	(14)	91	0	91	0

Total debt investments		$72,170	$188	$(1,274)	$71,084	$6,260	$55,716	$9,108

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,289	$1,616	$0	$2,673
Equity investments	Other				24,567	0	0	24,567

Total equity investments					$28,856	$1,616	$0	$27,240

Cash					$13,059	$13,059	$0	$0
Derivatives, net (a)					192	0	192	0

Total					$113,191	$20,935	$55,908	$36,348

PART II

Item 8

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2025

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$10,880	$0	$0	$10,880	$9,939	$941	$0
Certificates of deposit	Level 2	2,653	0	0	2,653	2,309	344	0
U.S. government securities	Level 1	52,878	71	(1,462)	51,487	4,742	46,745	0
U.S. agency securities	Level 2	2,686	0	0	2,686	496	2,190	0
Foreign government bonds	Level 2	349	24	(9)	364	0	364	0
Mortgage- and asset-backed securities	Level 2	2,558	10	(27)	2,541	0	2,541	0
Corporate notes and bonds	Level 2	10,763	124	(101)	10,786	0	10,786	0
Corporate notes and bonds	Level 3	2,511	65	(5)	2,571	0	111	2,460
Municipal securities	Level 2	207	1	(7)	201	0	201	0
Municipal securities	Level 3	104	0	(14)	90	0	90	0

Total debt investments		$85,589	$295	$(1,625)	$84,259	$17,486	$64,313	$2,460

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,577	$1,045	$0	$3,532
Equity investments	Other				9,141	0	0	9,141

Total equity investments					$13,718	$1,045	$0	$12,673

Cash					$11,711	$11,711	$0	$0
Derivatives, net (a)					282	0	10	272

Total					$109,970	$30,242	$64,323	$15,405

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of June 30, 2026 and 2025, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $12.4 billion and $2.9 billion, respectively, and equity investments measured using the equity method were $12.0 billion and $6.0 billion, respectively.

PART II

Item 8

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2026

U.S. government and agency securities	$19,100	$(100)	$22,042	$(1,054)	$41,142	$(1,154)
Foreign government bonds	74	(1)	30	(6)	104	(7)
Mortgage- and asset-backed securities	905	(5)	129	(18)	1,034	(23)
Corporate notes and bonds	5,066	(31)	909	(40)	5,975	(71)
Municipal securities	0	0	122	(19)	122	(19)

Total	$25,145	$(137)	$23,232	$(1,137)	$48,377	$(1,274)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2025

U.S. government and agency securities	$2,569	$(51)	$34,608	$(1,411)	$37,177	$(1,462)
Foreign government bonds	43	(2)	106	(7)	149	(9)
Mortgage- and asset-backed securities	841	(4)	189	(23)	1,030	(27)
Corporate notes and bonds	1,107	(8)	3,105	(98)	4,212	(106)
Municipal securities	0	0	168	(21)	168	(21)

Total	$4,560	$(65)	$38,176	$(1,560)	$42,736	$(1,625)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of June 30, 2026:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

June 30, 2026

Due in one year or less	$28,764	$28,697
Due after one year through five years	38,376	37,395
Due after five years through 10 years	3,493	3,586
Due after 10 years	1,537	1,406

Total	$72,170	$71,084

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

PART II

Item 8

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2026, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	June 30, 2026	June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,179	1,150

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	12,052	15,214
Foreign exchange contracts sold	51,413	43,307
Equity contracts purchased	5,573	5,434
Equity contracts sold	2,546	2,189
Other contracts purchased	3,252	2,769
Other contracts sold	630	1,242

PART II

Item 8

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

	Derivative	Derivative	Derivative	Derivative
(In millions)	Assets	Liabilities	Assets	Liabilities

	June 30, 2026		June 30, 2025

Designated as Hedging Instruments

Foreign exchange contracts	$57	$(65)	$89	$(44)
Interest rate contracts	11	0	15	0

Not Designated as Hedging Instruments

Foreign exchange contracts	1,742	(1,175)	248	(809)
Equity contracts	346	(181)	385	(983)
Other contracts	20	(9)	21	(1)

Gross amounts of derivatives	2,176	(1,430)	758	(1,837)
Gross amounts of derivatives offset in the balance sheets	(1,300)	1,301	(258)	260
Cash collateral received	0	(366)	0	(99)

Net amounts of derivatives	$876	$(495)	$500	$(1,676)

Reported as

Short-term investments	$192	$0	$10	$0
Other current assets	681	0	201	0
Equity and other investments	0	0	272	0
Other long-term assets	3	0	17	0
Other current liabilities	0	(379)	0	(1,639)
Other long-term liabilities	0	(116)	0	(37)

Total	$876	$(495)	$500	$(1,676)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $2.2 billion and $1.4 billion, respectively, as of June 30, 2026, and $452 million and $1.8 billion, respectively, as of June 30, 2025.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

June 30, 2026

Derivative assets	$0	$2,168	$8	$2,176
Derivative liabilities	0	(1,430)	0	(1,430)

June 30, 2025

Derivative assets	1	474	283	758
Derivative liabilities	0	(1,832)	(5)	(1,837)

PART II

Item 8

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$(5)	$5	$(23)
Hedged items	(25)	(45)	(25)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(63)	103	(48)

Not Designated as Hedging Instruments

Foreign exchange contracts	592	(938)	367
Equity contracts	1,864	(266)	(177)
Other contracts	(1)	21	(15)

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(42)	$77	$(14)

NOTE 6 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2026	2025

Land	$10,546	$9,338
Buildings and improvements	182,749	137,921
Leasehold improvements	16,348	12,117
Servers, network equipment, and software	215,874	132,836
Furniture and equipment	6,250	6,407

Total, at cost	431,767	298,619
Accumulated depreciation	(118,691)	(93,653)

Total, net	$313,076	$204,966

During fiscal years 2026, 2025, and 2024, depreciation expense was $34.3 billion, $22.0 billion, and $15.2 billion, respectively.

As of June 30, 2026, 2025, and 2024, purchases of property and equipment remaining in accounts payable were $26.7 billion, $6.9 billion, and $4.3 billion, respectively. As of June 30, 2026, we have committed $34.6 billion for the construction of new buildings, building improvements, and leasehold improvements, primarily related to datacenters.

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

PART II

Item 8

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

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2024	Acquisitions	Other	June 30, 2025	Acquisitions	Other	June 30, 2026

Productivity and Business Processes	$31,361	$0	$96	$31,457	$67	$46	$31,570
Intelligent Cloud	25,648	0	41	25,689	36	16	25,741
More Personal Computing	62,211	0	152	62,363	5	(28)	62,340

Total	$119,220	$0	$289	$119,509	$108	$34	$119,651

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

No instances of impairment were identified in our May 1, 2026, May 1, 2025, or May 1, 2024 tests. As of June 30, 2026 and 2025, accumulated goodwill impairment was $11.3 billion.

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,			2026			2025

Marketing-related	$16,506	$(4,690)	$11,816	$16,502	$(3,901)	$12,601
Technology-based	22,779	(18,136)	4,643	22,560	(14,959)	7,601
Customer-related	4,171	(2,520)	1,651	4,278	(2,050)	2,228
Contract-based	623	(124)	499	217	(43)	174

Total	$44,079	$(25,470)	$18,609	$43,557	$(20,953)	$22,604

No material impairments of intangible assets were identified during fiscal years 2026, 2025, or 2024. We estimate that we have no significant residual value related to our intangible assets.

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2026		2025

Marketing-related	$12	10 years	$13	10 years
Technology-based	387	5 years	912	9 years
Customer-related	0	0 years	0	0 years
Contract-based	405	5 years	171	5 years

Total	$804	5 years	$1,096	9 years

Intangible assets amortization expense was $4.7 billion, $6.0 billion, and $4.8 billion for fiscal years 2026, 2025, and 2024, respectively.

PART II

Item 8

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2026:

(In millions)

Year Ending June 30,

2027	$3,097
2028	2,141
2029	1,944
2030	1,477
2031	1,128
Thereafter	8,822

Total	$18,609

NOTE 10 — DEBT

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			June 30, 2026	June 30, 2025

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,630	2,700
2015 issuance of $23.8 billion	2035	–	2055	3.50%	–	4.75%	3.60%	–	4.78%	4,555	7,555
2016 issuance of $19.8 billion	2026	–	2056	2.40%	–	3.95%	2.46%	–	4.03%	7,930	7,930
2017 issuance of $17.1 billion	2026	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,833	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	56	56
2024 issuance of $3.3 billion	2026	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	3,344	3,344

Total face value										46,136	49,206
Unamortized discount and issuance costs										(1,081)	(1,155)
Hedge fair value adjustments (a)										(11)	(36)
Premium on debt exchange										(4,750)	(4,864)

Total debt										40,294	43,151
Current portion of long-term debt										(9,227)	(2,999)

Long-term debt										$31,067	$40,152

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of June 30, 2026 and 2025, the estimated fair value of long-term debt, including the current portion, was $36.5 billion and $40.4 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually. Cash paid for interest on our debt for fiscal years 2026, 2025, and 2024 was $1.5 billion, $1.6 billion, and $1.7 billion, respectively.

PART II

Item 8

The following table outlines maturities of our long-term debt, including the current portion, as of June 30, 2026:

(In millions)

Year Ending June 30,

2027	$9,250
2028	0
2029	2,001
2030	0
2031	500
Thereafter	34,385

Total	$46,136

NOTE 11 — INCOME TAXES

Provision for Income Taxes

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Current Taxes

U.S. federal	$2,461	$14,086	$12,165
U.S. state and local	2,713	3,342	2,366
Foreign	12,587	11,423	9,858

Current taxes	$17,761	$28,851	$24,389

Deferred Taxes

U.S. federal	$12,780	$(6,250)	$(4,791)
U.S. state and local	1,113	(1,087)	(379)
Foreign	531	281	432

Deferred taxes	$14,424	$(7,056)	$(4,738)

Provision for income taxes	$32,185	$21,795	$19,651

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

U.S.	$103,591	$69,212	$62,886
Foreign	62,343	54,415	44,901

Income before income taxes	$165,934	$123,627	$107,787

PART II

Item 8

Effective Tax Rate

We adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) prospectively. The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate for the year ended June 30, 2026, pursuant to the requirements of ASU 2023-09, were as follows:

(In millions, except percentages)

Year Ended June 30,	2026

Federal statutory tax rate	$34,846	21.0%
Effect of:
State and local income tax, net of federal income tax effect (a)	2,573	1.6%
Foreign tax effects:
Ireland:
Statutory tax rate difference	(4,301)	(2.6)%
Other	809	0.5%
Other foreign jurisdictions (b)	3,248	2.0%
Effect of cross-border tax laws:
Global intangible low-taxed income (GILTI) (c)	5,068	3.1%
Foreign-derived intangible income deduction	(603)	(0.4)%
Other	799	0.5%
Tax credits:
Research and development credit	(1,453)	(0.9)%
Foreign tax credits	(9,151)	(5.5)%
Other	(14)	(0.0)%
Changes in unrecognized tax benefits (d)	1,094	0.7%
Other reconciling items, net	(730)	(0.6)%

Effective rate	$32,185	19.4%

(a)
In fiscal year 2026, state and local income taxes in California, Illinois, Minnesota, New Jersey, New York, and New York City made up the majority (greater than 50%) of the tax effect in this category.
(b)
Under ASU 2023-09, Foreign tax effects include foreign withholding taxes while the related foreign tax credits are included in the Tax credits category. Prior to adoption of ASU 2023-09, foreign withholding taxes were presented net of foreign tax credits.
(c)
Under ASU 2023-09, we elected to present the effect of cross-border tax laws gross and present the foreign tax credits related to GILTI within the Tax credits category.
(d)
Includes changes in unrecognized tax benefits on an aggregated basis for all jurisdictions, including interest and penalties.

As previously disclosed for the years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09, the items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2025	2024

Federal statutory rate	21.0%	21.0%
Effect of:
Foreign earnings taxed at lower rates	(1.5)%	(1.4)%
Foreign-derived intangible income deduction	(1.0)%	(1.1)%
State income taxes, net of federal benefit	1.5%	1.5%
Research and development credit	(1.1)%	(1.1)%
Excess tax benefits relating to stock-based compensation	(0.9)%	(1.1)%
Interest, net	1.0%	1.1%
Other reconciling items, net	(1.4)%	(0.7)%

Effective rate	17.6%	18.2%

PART II

Item 8

The decrease from the federal statutory rate in fiscal years 2026, 2025, and 2024 is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland. In fiscal years 2026, 2025, and 2024, our foreign regional operating center in Ireland, which is taxed at a rate lower than the U.S. rate, generated 81%, 81%, and 83%, respectively, of our foreign income before tax. For fiscal year 2026, other reconciling items, net consists primarily of excess tax benefits related to stock-based compensation, impacts of tax law changes, and changes in valuation allowances. For fiscal year 2025 and 2024, other reconciling items, net consists primarily of individually immaterial reconciling items such as GILTI net of related foreign tax credit, and in fiscal year 2024, includes tax benefits from tax law changes. In fiscal year 2024, tax benefits from tax law changes primarily relate to the delay of the effective date of final foreign tax credit regulations. In fiscal years 2026, 2025, and 2024, there were no individually significant other reconciling items.

The increase in our effective tax rate for fiscal year 2026 compared to fiscal year 2025 was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries. The decrease in our effective tax rate for fiscal year 2025 compared to fiscal year 2024 was due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2026	2025

Deferred Income Tax Assets

Stock-based compensation expense	$945	$909
Accruals, reserves, and other expenses	5,509	5,050
Loss and credit carryforwards	2,124	2,114
Amortization	3,843	4,118
Leasing liabilities	22,275	12,874
Unearned revenue	5,515	4,324
Book/tax basis differences in investments and debt	0	303
Capitalized research and development	15,305	16,891
Other	545	529

Deferred income tax assets	56,061	47,112
Less valuation allowance	(1,332)	(1,169)

Deferred income tax assets, net of valuation allowance	$54,729	$45,943

Deferred Income Tax Liabilities

Book/tax basis differences in investments and debt	$(2,972)	$0
Leasing assets	(21,474)	(12,696)
Depreciation	(17,675)	(5,699)
Deferred tax on foreign earnings	(396)	(1,148)
Other	(152)	(127)

Deferred income tax liabilities	$(42,669)	$(19,670)

Net deferred income tax assets	$12,060	$26,273

Reported As

Other long-term assets	$15,114	$29,108
Long-term deferred income tax liabilities	(3,054)	(2,835)

Net deferred income tax assets	$12,060	$26,273

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

PART II

Item 8

As of June 30, 2026, we had federal, state, and foreign net operating loss carryforwards of $369 million, $715 million, and $2.9 billion, respectively. The federal and state net operating loss carryforwards have varying expiration dates ranging from fiscal year 2027 to 2046 or indefinite carryforward periods, if not utilized. The majority of our foreign net operating loss carryforwards do not expire. Certain acquired net operating loss carryforwards are subject to an annual limitation but are expected to be realized with the exception of those which have a valuation allowance. As of June 30, 2026, we had $613 million federal capital loss carryforwards for U.S. tax purposes. The federal capital loss carryforwards will expire in fiscal year 2030 if not utilized.

The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards, federal capital loss carryforwards, and foreign tax credits carryforwards that may not be realized.

Income taxes paid, net of refunds, pursuant to the disclosure requirements of ASU 2023-09 in fiscal year 2026 were as follows:

(In millions)

Year Ended June 30	2026

U.S. federal	$6,246
U.S. state and local	2,917
Foreign
Ireland	6,495
Other	5,530

Income taxes paid, net of refunds	$21,188

Income taxes paid, net of refunds, were $28.7 billion, and $23.4 billion in fiscal years 2025 and 2024, respectively.

Uncertain Tax Positions

Gross unrecognized tax benefits related to uncertain tax positions as of June 30, 2026, 2025, and 2024, were $25.8 billion, $24.7 billion, and $22.8 billion, respectively, which were primarily included in long-term income taxes in our consolidated balance sheets. If recognized, the resulting tax benefit would affect our effective tax rates for fiscal years 2026, 2025, and 2024 by $21.6 billion, $21.2 billion, and $19.6 billion, respectively.

As of June 30, 2026, 2025, and 2024, we had accrued interest expense related to uncertain tax positions of $9.4 billion, $8.2 billion, and $6.8 billion, respectively, net of income tax benefits. The provision for income taxes for fiscal years 2026, 2025, and 2024 included interest expense related to uncertain tax positions of $1.4 billion, $1.3 billion, and $1.5 billion, respectively, net of income tax benefits.

The aggregate changes in the gross unrecognized tax benefits related to uncertain tax positions were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Beginning unrecognized tax benefits	$24,729	$22,760	$17,120
Decreases related to settlements	(221)	(240)	(76)
Increases for tax positions related to the current year	1,517	2,066	1,903
Increases for tax positions related to prior years	263	468	4,289
Decreases for tax positions related to prior years	(404)	(300)	(464)
Decreases due to lapsed statutes of limitations	(53)	(25)	(12)

Ending unrecognized tax benefits	$25,831	$24,729	$22,760

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of June 30, 2026, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings.

PART II

Item 8

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2021 and thereafter.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2026	2025

Productivity and Business Processes	$57,936	$50,567
Intelligent Cloud	14,942	14,022
More Personal Computing	2,834	2,676

Total	$75,712	$67,265

Changes in unearned revenue were as follows:

(In millions)

Year Ended June 30, 2026

Balance, beginning of period	$67,265
Deferral of revenue	194,184
Recognition of unearned revenue	(185,737)

Balance, end of period	$75,712

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue in future periods, was $684 billion as of June 30, 2026. Revenue allocated to remaining performance obligations related to the commercial portion of revenue was $678 billion as of June 30, 2026, with a weighted average duration of approximately 2.3 years. We expect to recognize approximately 30% of both our total company remaining performance obligation revenue and commercial remaining performance obligation revenue over the next 12 months and the remainder thereafter.

NOTE 13 — LEASES

We have operating and finance leases for datacenters, corporate offices, research and development facilities, and certain equipment. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Operating lease cost	$6,968	$5,524	$3,555

Finance lease cost:
Amortization of right-of-use assets	$5,403	$3,408	$1,800
Interest on lease liabilities	2,547	1,417	734

Total finance lease cost	$7,950	$4,825	$2,534

PART II

Item 8

Supplemental cash flow information related to leases was as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,443	$4,931	$3,550
Operating cash flows from finance leases	2,547	1,372	734
Financing cash flows from finance leases	3,101	2,283	1,286

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,555	7,826	6,703
Finance leases	24,608	20,511	11,633

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

June 30,	2026	2025

Operating Leases

Operating lease right-of-use assets	$24,177	$24,823

Other current liabilities	$5,393	$5,424
Operating lease liabilities	16,532	17,437

Total operating lease liabilities	$21,925	$22,861

Finance Leases

Property and equipment, at cost	$82,712	$53,876
Accumulated depreciation	(15,431)	(9,861)

Property and equipment, net	$67,281	$44,015

Other current liabilities	$4,290	$3,172
Other long-term liabilities	62,304	43,000

Total finance lease liabilities	$66,594	$46,172

Weighted Average Remaining Lease Term

Operating leases	6 years	6 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	3.7%	3.5%
Finance leases	4.5%	4.2%

The following table outlines maturities of our lease liabilities as of June 30, 2026:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2027	$6,082	$7,121
2028	4,334	7,294
2029	3,146	6,668
2030	2,612	6,570
2031	2,316	6,543
Thereafter	6,216	55,490

Total lease payments	24,706	89,686
Less imputed interest	(2,781)	(23,092)

Total	$21,925	$66,594

As of June 30, 2026, we had additional leases, primarily for datacenters, that had not yet commenced of $329.1 billion, with some arrangements subject to certain contractual conditions being met. These leases will commence between fiscal year 2027 and fiscal year 2033 with lease terms of 1 year to 20 years.

PART II

Item 8

NOTE 14 — CONTINGENCIES

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In October 2024, the IDPC provided LinkedIn with a final decision alleging GDPR violations and assessing a fine. In November 2024, LinkedIn appealed the final decision. A preliminary hearing was held in December 2025. The court issued a ruling on the standard of appeal, which the IDPC may appeal.

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

As of June 30, 2026, we accrued aggregate legal liabilities of $553 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $400 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Balance, beginning of year	7,434	7,434	7,432
Issued	29	31	34
Repurchased	(36)	(31)	(32)

Balance, end of year	7,427	7,434	7,434

Share Repurchases

On September 14, 2021, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in November 2021 and was completed in April 2025.

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in April 2025, following completion of the program approved on September 14, 2021, has no expiration date, and may be terminated at any time. As of June 30, 2026, $40.6 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2026		2025		2024

First Quarter	8	$3,955	7	$2,800	11	$3,560
Second Quarter	12	5,964	8	3,500	7	2,800
Third Quarter	7	3,400	8	3,500	7	2,800
Fourth Quarter	9	3,400	8	3,200	7	2,800

Total	36	$16,719	31	$13,000	32	$11,960

PART II

Item 8

All share repurchases were made using cash resources. Shares repurchased during fiscal year 2026 were under the share repurchase program approved on September 16, 2024. Shares repurchased during the fourth quarter of fiscal year 2025 were under the share repurchase programs approved on September 14, 2021 and September 16, 2024. All other shares repurchased were under the share repurchase program approved on September 14, 2021. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $5.6 billion, $5.4 billion, and $5.3 billion for fiscal years 2026, 2025, and 2024, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2026				(In millions)

September 15, 2025	November 20, 2025	December 11, 2025	$0.91	$6,762
December 2, 2025	February 19, 2026	March 12, 2026	0.91	6,756
March 10, 2026	May 21, 2026	June 11, 2026	0.91	6,758
June 10, 2026	August 20, 2026	September 10, 2026	0.91	6,759

Total			$3.64	$27,035

Fiscal Year 2025

September 16, 2024	November 21, 2024	December 12, 2024	$0.83	$6,170
December 3, 2024	February 20, 2025	March 13, 2025	0.83	6,169
March 11, 2025	May 15, 2025	June 12, 2025	0.83	6,169
June 10, 2025	August 21, 2025	September 11, 2025	0.83	6,168

Total			$3.32	$24,676

The dividend declared on June 10, 2026 was included in other current liabilities as of June 30, 2026.

PART II

Item 8

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Year Ended June 30,	2026	2025	2024

Derivatives

Balance, beginning of period	$(8)	$(3)	$(27)
Unrealized gains (losses), net of tax of $(11), $20, and $(4)	(42)	77	(14)
Reclassification adjustments for (gains) losses included in other income (expense), net	63	(103)	48
Tax expense (benefit) included in provision for income taxes	(13)	21	(10)

Amounts reclassified from accumulated other comprehensive loss	50	(82)	38

Net change related to derivatives, net of tax of $2, $(1), and $6	8	(5)	24

Balance, end of period	$0	$(8)	$(3)

Investments

Balance, beginning of period	$(1,051)	$(2,625)	$(3,582)
Unrealized gains, net of tax of $57, $411, and $247	232	1,560	915
Reclassification adjustments for (gains) losses included in other income (expense), net	(21)	17	53
Tax expense (benefit) included in provision for income taxes	4	(3)	(11)

Amounts reclassified from accumulated other comprehensive loss	(17)	14	42

Net change related to investments, net of tax of $53, $414, and $258	215	1,574	957

Balance, end of period	$(836)	$(1,051)	$(2,625)

Translation Adjustments and Other

Balance, beginning of period	$(2,288)	$(2,962)	$(2,734)
Translation adjustments and other, net of tax of $0, $8, and $0	(160)	674	(228)

Balance, end of period	$(2,448)	$(2,288)	$(2,962)

Accumulated other comprehensive loss, end of period	$(3,284)	$(3,347)	$(5,590)

NOTE 17 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy vesting of awards granted under our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Stock-based compensation expense	$12,405	$11,974	$10,734
Income tax benefits related to stock-based compensation	2,089	2,027	1,826

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

PART II

Item 8

Activity for All Stock Plans

The fair value of stock awards was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2026	2025	2024

Dividends per share (quarterly amounts)	$0.83 – 0.91	$0.75 – 0.83	$0.68 – 0.75
Interest rates	3.4% – 4.5%	3.4% – 5.5%	3.8% – 5.6%

During fiscal year 2026, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	82	$347.44
Granted (a)	41	471.00
Vested	(35)	342.98
Forfeited	(10)	384.57

Nonvested balance, end of year	78	409.94

(a)
Includes 1 million of PSUs granted at target and performance adjustments above target levels for each of the fiscal years 2026, 2025, and 2024.

As of June 30, 2026, total unrecognized compensation costs related to stock awards were $24.8 billion. These costs are expected to be recognized over a weighted average period of three years. The weighted average grant-date fair value of stock awards granted was $471.00, $413.90, and $339.46 for fiscal years 2026, 2025, and 2024, respectively. The fair value of stock awards vested was $16.3 billion, $16.2 billion, and $16.0 billion, for fiscal years 2026, 2025, and 2024, respectively. As of June 30, 2026, an aggregate of 292 million shares were authorized for future grant under our stock plans.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period.

Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2026	2025	2024

Shares purchased	5	6	6
Average price per share	$382.92	$385.10	$339.46

As of June 30, 2026, 57 million shares of our common stock were reserved for future issuance through the ESPP.

Savings Plans

We have savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. We match a portion of each dollar a participant contributes into the plans. Employer-funded retirement benefits for all plans were $1.8 billion, $1.8 billion, and $1.7 billion in fiscal years 2026, 2025, and 2024, respectively, and were expensed as contributed.

PART II

Item 8

NOTE 18 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker (“CODM”), who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements. The primary profitability measure used by the CODM to review segment operating results is operating income. The CODM uses operating income to allocate resources during our annual planning process and throughout the year, as well as to assess the performance of our segments, primarily by monitoring actual results compared to prior periods and expected results. During the periods presented, we reported our financial performance based on the following three segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing.

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

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that power modern business and developers. This segment primarily comprises:

•
Server products and cloud services, including Azure and other cloud services, comprising cloud and AI consumption-based services, GitHub cloud services, Health and Life Sciences cloud services (formerly Nuance Healthcare cloud services), virtual desktop offerings, and other cloud services; and Server products, comprising SQL Server, Windows Server, Visual Studio, System Center, related Client Access Licenses, and other on-premises offerings.
•
Enterprise and partner services, including Enterprise Support Services, Industry Solutions, Microsoft Partner Network, and Learning Experience.

More Personal Computing

Our More Personal Computing segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•
Windows and Devices, including Windows OEM licensing (Windows Pro and non-Pro licenses sold through the OEM channel) and Devices, comprising Surface and PC accessories.
•
XBOX (formerly Gaming), including XBOX hardware and XBOX content and services, comprising first- and third-party content (including games and in-game content), XBOX Game Pass and other subscriptions, XBOX Cloud Gaming, advertising, and other cloud services.
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

Segment revenue, cost of revenue, operating expenses, and operating income were as follows during the periods presented:

(In millions)

Year Ended June 30,	2026	2025	2024

Productivity and Business Processes

Revenue	$139,996	$120,810	$106,820
Cost of revenue	25,017	22,422	19,611
Operating expenses	31,100	28,615	27,548

Operating income	$83,879	$69,773	$59,661

Intelligent Cloud

Revenue	$137,791	$106,265	$87,464
Cost of revenue	57,876	40,171	29,611
Operating expenses	22,943	21,505	20,040

Operating income	$56,972	$44,589	$37,813

More Personal Computing

Revenue	$54,052	$54,649	$50,838
Cost of revenue	23,481	25,238	24,892
Operating expenses	16,185	15,245	13,987

Operating income	$14,386	$14,166	$11,959

Total

Revenue	$331,839	$281,724	$245,122
Cost of revenue	106,374	87,831	74,114
Operating expenses	70,228	65,365	61,575

Operating income	$155,237	$128,528	$109,433

No sales to an individual customer or country other than the United States accounted for more than 10% of revenue for fiscal years 2026, 2025, or 2024. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

United States (a)	$170,794	$144,546	$124,704
Other countries	161,045	137,178	120,418

Total	$331,839	$281,724	$245,122

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Year Ended June 30,	2026	2025	2024

Server products and cloud services	$129,425	$98,435	$79,828
Microsoft 365 Commercial products and cloud services	101,997	87,767	76,969
XBOX	21,790	23,455	21,503
LinkedIn	19,817	17,812	16,372
Windows and Devices	17,084	17,314	17,026
Search advertising	15,176	13,878	12,306
Microsoft 365 Consumer products and cloud services	9,175	7,404	6,648
Dynamics products and cloud services	9,006	7,827	6,831
Enterprise and partner services	8,260	7,760	7,594
Other	109	72	45

Total	$331,839	$281,724	$245,122

Our Microsoft Cloud revenue, which includes Microsoft 365 Commercial cloud, Azure and other cloud services, the commercial portion of LinkedIn, and Dynamics 365, was $214.4 billion, $168.9 billion, and $137.7 billion in fiscal years 2026, 2025, and 2024, respectively. These amounts are included in Server products and cloud services, Microsoft 365 Commercial products and cloud services, LinkedIn, and Dynamics products and cloud services in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2026	2025	2024

United States	$300,354	$230,069	$186,106
Other countries	175,159	141,833	115,263

Total	$475,513	$371,902	$301,369

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 29, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

July 29, 2026

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2026; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated July 29, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

July 29, 2026

PART II, III

Item 9B, 9C, 10, 11

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2026, the following Section 16 officers and directors adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•
Amy E. Hood, our Executive Vice President and Chief Financial Officer, adopted a new written 10b5-1 trading plan on June 10, 2026, during an open trading window. The plan’s maximum duration is until March 5, 2027. The first trade will not occur until September 14, 2026, at the earliest. The trading plan is intended to permit Ms. Hood to sell (i) up to 48,700 shares of our common stock, (ii) 100% of net vested shares of our common stock pursuant to Restricted Stock Awards that will vest on August 31, 2026, and (iii) 100% of net vested shares of our common stock pursuant to Restricted Stock Awards that will vest on February 28, 2027.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 8, 2026 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. Information about our trading policies and procedures can be found under the caption “Insider Trading Policies and Procedures” in the Proxy Statement. That information is incorporated herein by reference.

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

PART III

Item 12, 13, 14

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

(b)
Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K		3.1	12/1/2016

3.2	Bylaws of Microsoft Corporation		8-K		3.2	7/1/2025

4.1	Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		S-3ASR		4.1	10/29/2015

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/2009

4.3	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	9/27/2010

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.4	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	2/8/2011

4.5	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/7/2012

4.6	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/2013

4.7	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/2013

4.8	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/2013

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.9	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/2013

4.10	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/12/2015

4.11	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	11/3/2015

4.12	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	8/5/2016

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.13	Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	2/3/2017

4.14	Thirteenth Supplemental Indenture for 2.525% Notes due 2050 and 2.675% Notes due 2060, dated as of June 1, 2020, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	6/1/2020

4.15	Fourteenth Supplemental Indenture for 2.921% Notes due 2052 and 3.041% Notes due 2062, dated as of March 17, 2021, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K		4.1	3/17/2021

4.16	Fifteenth Supplemental Indenture, dated as of November 6, 2023, by and between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	11/6/2023

4.17	Indenture, dated as of September 19, 2016, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.9	11/6/2023

4.18	Base Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027, 1.350% Senior Notes due 2030, 4.500% Senior Notes due 2047 and 2.500% Senior Notes due 2050		8-K		4.10	11/6/2023

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.19	First Supplemental Indenture, dated as of May 26, 2017, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.11	11/6/2023

4.20	Second Supplemental Indenture, dated as of August 10, 2020, by and between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as Trustee, with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K		4.12	11/6/2023

4.21	First Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2026		8-K		4.13	11/6/2023

4.22	Third Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 3.400% Senior Notes due 2027 and 4.500% Senior Notes due 2047		8-K		4.14	11/6/2023

4.23	Fourth Supplemental Indenture, dated as of October 27, 2023, by and between Activision Blizzard, Inc. and Computershare Trust Company, N.A., with respect to Activision Blizzard, Inc.’s 1.350% Senior Notes due 2030 and 2.500% Senior Notes due 2050		8-K		4.15	11/6/2023

4.24	Description of Securities		10-K	6/30/2024	4.26	7/30/2024

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.1	10/20/2016

10.2*	Form of Executive Incentive Plan (Executive Officer SAs) Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.18	10/20/2016

10.3*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/2016	10.25	10/20/2016

10.4*	Microsoft Corporation Employee Stock Purchase Plan		DEF14A		Annex A	10/14/2021

10.5*	Microsoft Corporation 2017 Stock Plan		DEF14A		Annex C	10/16/2017

10.6*	Form of Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.26	4/26/2018

10.7*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2017 Stock Plan		10-Q	3/31/2018	10.27	4/26/2018

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.8*	Microsoft Corporation 2026 Stock Plan		10-Q	3/31/2026	10.1	4/29/2026

10.9*	Form of Stock Award Agreement Under the Microsoft Corporation 2026 Stock Plan		10-Q	3/31/2026	10.2	4/29/2026

10.10*	Microsoft Corporation Executive Incentive Plan		10-Q	3/30/2026	10.3	4/29/2026

10.11*	Microsoft Corporation Executive Incentive Plan		10-Q	9/30/2016	10.17	10/20/2016

10.12*	Microsoft Corporation Deferred Compensation Plan		10-K	6/30/2024	10.5	7/30/2024

10.13*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-Q	3/31/2026	10.4	4/29/2026

10.14*	Senior Executive Severance Benefit Plan		10-Q	9/30/2016	10.22	10/20/2016

10.15	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-K	6/30/2025	10.7	7/30/2025

10.16	Form of Indemnification Agreement and Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee		10-K	6/30/2025	10.8	7/30/2025

10.17*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/2014

19.1	General Insider Trading Policy	X

19.2	Restricted Trading Window Policy	X

19.3	Insider Trading Compliance and Preclearance Policies for Section 16 Officers and Directors of Microsoft	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1*	Microsoft Corporation Executive Compensation Recovery Policy	X

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

* Indicates a management contract or compensatory plan or arrangement.

** Furnished, not filed.

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 29, 2026.

MICROSOFT CORPORATION

/s/ ALICE L. JOLLA
Alice L. Jolla
Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 29, 2026.

Signature	Title

/s/ SATYA NADELLA	Chairman and Chief Executive Officer (Principal Executive Officer)
Satya Nadella

/s/ CARMINE DI SIBIO	Director
Carmine Di Sibio

/s/ REID G. HOFFMAN	Director
Reid G. Hoffman

/s/ HUGH F. JOHNSTON	Director
Hugh F. Johnston

/s/ TERI L. LIST	Director
Teri L. List

/s/ CATHERINE MACGREGOR	Director
Catherine MacGregor

/s/ MARK A. L. MASON	Director
Mark A. L. Mason

/s/ SANDRA E. PETERSON	Lead Independent Director
Sandra E. Peterson

/s/ PENNY S. PRITZKER	Director
Penny S. Pritzker

/s/ JOHN DAVID RAINEY	Director
John David Rainey

/s/ CHARLES W. SCHARF	Director
Charles W. Scharf

/s/ JOHN W. STANTON	Director
John W. Stanton

/s/ EMMA N. WALMSLEY	Director
Emma N. Walmsley

/s/ AMY E. HOOD	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Amy E. Hood

/s/ ALICE L. JOLLA	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)
Alice L. Jolla