Form 10-Q
period 2026-09-30
MICROSOFT CORP
filed 2026-10-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2026

Common Stock, $0.00000625 par value per share	7,426,194,552 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2026

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2026	2025

Revenue:
Product	$14,631	$15,922
Service and other	77,648	61,751

Total revenue	92,279	77,673

Cost of revenue:
Product	2,471	2,922
Service and other	27,249	21,121

Total cost of revenue	29,720	24,043

Gross margin	62,559	53,630
Research and development	9,047	8,146
Sales and marketing	5,716	5,717
General and administrative	1,881	1,806

Operating income	45,915	37,961
Other income (expense), net	38	(3,660)

Income before income taxes	45,953	34,301
Provision for income taxes	9,324	6,554

Net income	$36,629	$27,747

Earnings per share:
Basic	$4.93	$3.73
Diluted	$4.92	$3.72

Weighted average shares outstanding:
Basic	7,426	7,433
Diluted	7,446	7,466

Refer to accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2026	2025

Net income	$36,629	$27,747

Other comprehensive income (loss), net of tax:
Net change related to derivatives	3	(3)
Net change related to investments	(559)	687
Translation adjustments and other	(17)	(98)

Other comprehensive income (loss)	(573)	586

Comprehensive income	$36,056	$28,333

Refer to accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2026	June 30, 2026

Assets
Current assets:
Cash and cash equivalents	$20,281	$20,935
Short-term investments	44,228	55,908

Total cash, cash equivalents, and short-term investments	64,509	76,843
Accounts receivable, net of allowance for doubtful accounts of $728 and $1,040	62,084	80,876
Inventories	1,835	1,397
Other current assets	57,709	48,594

Total current assets	186,137	207,710
Property and equipment, net of accumulated depreciation of $127,208 and $118,691	346,844	313,076
Operating lease right-of-use assets	30,178	24,177
Equity and other investments	37,808	36,348
Goodwill	119,646	119,651
Intangible assets, net	17,751	18,609
Other long-term assets	41,039	38,805

Total assets	$779,403	$758,376

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,625	$42,416
Current portion of long-term debt	4,391	9,227
Accrued compensation	10,156	14,945
Short-term income taxes	1,447	2,534
Short-term unearned revenue	66,866	72,965
Other current liabilities	26,483	26,738

Total current liabilities	151,968	168,825
Long-term debt	31,090	31,067
Long-term income taxes	29,235	28,647
Long-term unearned revenue	2,697	2,747
Deferred income taxes	3,174	3,054
Operating lease liabilities	21,719	16,532
Other long-term liabilities	69,011	65,117

Total liabilities	308,894	315,989

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,427 and 7,427	119,571	117,406
Retained earnings	354,795	328,265
Accumulated other comprehensive loss	(3,857)	(3,284)

Total stockholders’ equity	470,509	442,387

Total liabilities and stockholders’ equity	$779,403	$758,376

Refer to accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2026	2025

Operations
Net income	$36,629	$27,747
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	11,744	8,147
Stock-based compensation expense	3,134	2,983
Net recognized losses (gains) on investments and derivatives	(231)	3,907
Deferred income taxes	4,609	2,491
Changes in operating assets and liabilities:
Accounts receivable	17,104	16,490
Inventories	(436)	(192)
Other current assets	(1,903)	(1,162)
Other long-term assets	(6,389)	(394)
Accounts payable	525	(614)
Unearned revenue	(5,942)	(5,418)
Income taxes	(556)	(2,944)
Other current liabilities	(4,528)	(5,507)
Other long-term liabilities	4,240	(477)

Net cash from operations	58,000	45,057

Financing
Repayments of debt	(4,850)	0
Common stock issued	598	689
Common stock repurchased	(4,379)	(5,650)
Common stock cash dividends paid	(6,757)	(6,169)
Other, net	(1,252)	(669)

Net cash used in financing	(16,640)	(11,799)

Investing
Additions to property and equipment	(39,367)	(19,394)
Acquisition of companies, net of cash acquired and divestitures, and purchases of intangible and other assets	(397)	(578)
Purchases of investments	(5,394)	(17,671)
Maturities of investments	5,672	6,031
Sales of investments	10,470	3,262
Other, net	(12,949)	(6,209)

Net cash used in investing	(41,965)	(34,559)

Effect of foreign exchange rates on cash and cash equivalents	(49)	(92)

Net change in cash and cash equivalents	(654)	(1,393)
Cash and cash equivalents, beginning of period	20,935	30,242

Cash and cash equivalents, end of period	$20,281	$28,849

Refer to accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2026	2025

Common stock and paid-in capital
Balance, beginning of period	$117,406	$109,095
Common stock issued	598	689
Common stock repurchased	(1,566)	(1,801)
Stock-based compensation expense	3,134	2,983
Other, net	(1)	(2)

Balance, end of period	119,571	110,964

Retained earnings
Balance, beginning of period	328,265	237,731
Net income	36,629	27,747
Common stock cash dividends	(7,277)	(6,764)
Common stock repurchased	(2,822)	(3,841)

Balance, end of period	354,795	254,873

Accumulated other comprehensive loss
Balance, beginning of period	(3,284)	(3,347)
Other comprehensive income (loss)	(573)	586

Balance, end of period	(3,857)	(2,761)

Total stockholders’ equity	$470,509	$363,076

Cash dividends declared per common share	$0.98	$0.91

Refer to accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation fiscal year 2026 Form 10-K filed with the U.S. Securities and Exchange Commission on July 29, 2026.

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated.

Recast of Certain Prior Period Information

In September 2026, we announced changes in our segment reporting structure. These changes align our segments with how we currently manage our business, creating the Agents and Infra segment that brings together our applications and agents, our multi-model system, and Azure infrastructure, and the Devices and Consumer segment that comprises our key consumer offerings. Beginning in fiscal year 2027, the information that our chief operating decision maker (“CODM”) is regularly provided and reviews for purposes of allocating resources and assessing performance reflects these segment changes. Prior period segment information has been recast to conform to the way we internally manage and monitor our business during fiscal year 2027. These changes impacted Note 7 – Goodwill and Note 16 – Segment Information and Geographic Data.

We have also recast certain prior period amounts on our consolidated cash flows statements to conform to the current period presentation. The recast of these prior period amounts had no impact on our consolidated balance sheets, consolidated income statements, or net cash from (used in) operations, investing, or financing on our consolidated cash flows statements.

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

We have a long-term strategic partnership with OpenAI. We have an investment accounted for under the equity method that represents an approximate 24% interest on an as-converted basis. As an equity method investee, OpenAI is a related party as defined in Accounting Standards Codification Topic 850, Related Party Disclosures (“ASC 850”). In accordance with ASC 850, we are disclosing revenue and accounts receivable balances from transactions with OpenAI. For the three months ended September 30, 2026, we recorded revenue from commercial arrangements with OpenAI, inclusive of revenue-sharing payments, of $10.0 billion. Accounts receivable from OpenAI as of September 30, 2026 and June 30, 2026 was $7.2 billion and $6.0 billion, respectively. We have made total funding commitments of $13.0 billion related to our investment, of which $12.0 billion has been funded as of September 30, 2026. We calculate our equity method income or loss using the hypothetical liquidation at book value (“HLBV”) method because our liquidation rights and priorities differ from our underlying ownership interest. Under the HLBV method, we recognize income or loss based on the change in the amount we would receive if the net assets of the investee were distributed at book value.

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

Contract Balances and Other Receivables

As of September 30, 2026 and June 30, 2026, long-term accounts receivable, net of allowance for doubtful accounts, was $5.6 billion and $5.5 billion, respectively, and is included in other long-term assets in our consolidated balance sheets.

As of September 30, 2026 and June 30, 2026, the current portion of other receivables related to activities to facilitate the purchase of server components was $35.7 billion and $27.8 billion, respectively, and are included in other current assets in our consolidated balance sheets. Additionally, as of September 30, 2026 and June 30, 2026, restricted investments pursuant to a supplier agreement were $12.6 billion and $11.3 billion, respectively, with $4.0 billion and $3.8 billion included in short-term investments and $8.6 billion and $7.5 billion included in equity and other investments in our consolidated balance sheet.

We record financing receivables when we offer certain customers the option to acquire our software products and services offerings through a financing program in a limited number of countries. As of September 30, 2026 and June 30, 2026, our financing receivables, net were $3.5 billion and $3.7 billion, respectively, for short-term and long-term financing receivables, which are included in other current assets and other long-term assets in our consolidated balance sheets.

We record an allowance for doubtful accounts which reflects our best estimate of credit losses inherent in the accounts receivable and financing receivable balances. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

PART I

Item 1

Recent Accounting Guidance

Income Statement – Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board issued a new standard to expand disclosures about income statement expenses. The guidance requires disaggregation of certain costs and expenses included in each relevant expense caption on our consolidated income statements in a separate note to the financial statements at each interim and annual reporting period, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The standard will be effective for us beginning with our annual reporting for fiscal year 2028 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.

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

The components of basic and diluted EPS were as follows:

(In millions, except per share amounts)

Three Months Ended September 30,	2026	2025

Net income available for common shareholders (A)	$36,629	$27,747

Weighted average outstanding shares of common stock (B)	7,426	7,433
Dilutive effect of stock-based awards	20	33

Common stock and common stock equivalents (C)	7,446	7,466

Earnings Per Share

Basic (A/B)	$4.93	$3.73
Diluted (A/C)	$4.92	$3.72

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Interest and dividends income	$744	$976
Interest expense	(870)	(698)
Net recognized losses on investments	(46)	(572)
Net gains (losses) on derivatives	(42)	1,579
Net losses on foreign currency remeasurements	(30)	(22)
Other, net	282	(4,923)

Total	$38	$(3,660)

Other income (expense), net included $272 million of net gains and $4.1 billion of net losses for the three months ended September 30, 2026 and 2025, respectively, from investments in OpenAI.

PART I

Item 1

Net Recognized Gains (Losses) on Investments

Net recognized gains (losses) on debt investments were as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Realized gains from sales of available-for-sale securities	$12	$16
Realized losses from sales of available-for-sale securities	(18)	(10)
Impairments and allowance for credit losses	(35)	4

Total	$(41)	$10

Net recognized gains (losses) on equity investments were as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Net realized gains on investments sold	$74	$71
Net unrealized losses on investments still held	(60)	(635)
Impairments of investments	(19)	(18)

Total	$(5)	$(582)

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments were as follows:

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2026

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$1,184	$0	$0	$1,184	$1,182	$2	$0
Certificates of deposit	Level 2	1,844	0	0	1,844	1,800	44	0
U.S. government securities	Level 1	42,694	0	(1,587)	41,107	1,072	31,427	8,608
U.S. agency securities	Level 2	608	0	0	608	599	9	0
Foreign government bonds	Level 2	203	7	(10)	200	0	200	0
Mortgage- and asset-backed securities	Level 2	1,500	3	(43)	1,460	0	1,460	0
Corporate notes and bonds	Level 2	10,799	11	(267)	10,543	0	10,543	0
Corporate notes and bonds	Level 3	1,602	120	0	1,722	0	102	1,620
Municipal securities	Level 2	148	0	(11)	137	0	137	0
Municipal securities	Level 3	105	0	(16)	89	0	89	0

Total debt investments		$60,687	$141	$(1,934)	$58,894	$4,653	$44,013	$10,228

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,263	$1,598	$0	$2,665
Equity investments	Other				24,915	0	0	24,915

Total equity investments					$29,178	$1,598	$0	$27,580

Cash					$14,030	$14,030	$0	$0
Derivatives, net (a)					215	0	215	0

Total					$102,317	$20,281	$44,228	$37,808

PART I

Item 1

(In millions)	Fair Value Level	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2026

Changes in Fair Value Recorded in Other Comprehensive Income

Commercial paper	Level 2	$2,987	$0	$0	$2,987	$2,373	$614	$0
Certificates of deposit	Level 2	1,745	0	0	1,745	1,701	44	0
U.S. government securities	Level 1	49,714	2	(1,154)	48,562	399	40,675	7,488
U.S. agency securities	Level 2	3,133	0	0	3,133	1,787	1,346	0
Foreign government bonds	Level 2	221	12	(7)	226	0	226	0
Mortgage- and asset-backed securities	Level 2	1,813	5	(23)	1,795	0	1,795	0
Corporate notes and bonds	Level 2	10,682	49	(71)	10,660	0	10,660	0
Corporate notes and bonds	Level 3	1,618	120	0	1,738	0	118	1,620
Municipal securities	Level 2	152	0	(5)	147	0	147	0
Municipal securities	Level 3	105	0	(14)	91	0	91	0

Total debt investments		$72,170	$188	$(1,274)	$71,084	$6,260	$55,716	$9,108

Changes in Fair Value Recorded in Net Income

Equity investments	Level 1				$4,289	$1,616	$0	$2,673
Equity investments	Other				24,567	0	0	24,567

Total equity investments					$28,856	$1,616	$0	$27,240

Cash					$13,059	$13,059	$0	$0
Derivatives, net (a)					192	0	192	0

Total					$113,191	$20,935	$55,908	$36,348

(a)
Refer to Note 5 – Derivatives for further information on the fair value of our derivative instruments.

Equity investments presented as “Other” in the tables above include investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments, measured using the equity method, or measured at fair value using net asset value as a practical expedient which are not categorized in the fair value hierarchy. As of both September 30, 2026 and June 30, 2026, equity investments without readily determinable fair values measured at cost with adjustments for observable changes in price or impairments were $12.4 billion. As of September 30, 2026 and June 30, 2026, equity investments measured using the equity method were $12.4 billion and $12.0 billion, respectively.

PART I

Item 1

Unrealized Losses on Debt Investments

Debt investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2026

U.S. government and agency securities	$16,229	$(377)	$19,542	$(1,210)	$35,771	$(1,587)
Foreign government bonds	104	(3)	27	(7)	131	(10)
Mortgage- and asset-backed securities	1,138	(21)	120	(22)	1,258	(43)
Corporate notes and bonds	8,739	(208)	1,100	(59)	9,839	(267)
Municipal securities	23	(1)	144	(26)	167	(27)

Total	$26,233	$(610)	$20,933	$(1,324)	$47,166	$(1,934)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2026

U.S. government and agency securities	$19,100	$(100)	$22,042	$(1,054)	$41,142	$(1,154)
Foreign government bonds	74	(1)	30	(6)	104	(7)
Mortgage- and asset-backed securities	905	(5)	129	(18)	1,034	(23)
Corporate notes and bonds	5,066	(31)	909	(40)	5,975	(71)
Municipal securities	0	0	122	(19)	122	(19)

Total	$25,145	$(137)	$23,232	$(1,137)	$48,377	$(1,274)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on our evaluation of available evidence.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of September 30, 2026:

(In millions)	Adjusted Cost Basis	Estimated Fair Value

September 30, 2026

Due in one year or less	$18,544	$18,474
Due after one year through five years	36,882	35,274
Due after five years through 10 years	4,044	4,051
Due after 10 years	1,217	1,095

Total	$60,687	$58,894

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

Credit-Risk-Related Contingent Features

Certain counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2026, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

The following table presents the notional amounts of our outstanding derivative instruments measured in U.S. dollar equivalents:

(In millions)	September 30, 2026	June 30, 2026

Designated as Hedging Instruments

Foreign exchange contracts purchased	$1,492	$1,492
Interest rate contracts purchased	1,193	1,179

Not Designated as Hedging Instruments

Foreign exchange contracts purchased	11,489	12,052
Foreign exchange contracts sold	50,507	51,413
Equity contracts purchased	5,740	5,573
Equity contracts sold	2,546	2,546
Other contracts purchased	4,854	3,252
Other contracts sold	711	630

PART I

Item 1

Fair Values of Derivative Instruments

The following table presents our derivative instruments:

(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

	September 30, 2026		June 30, 2026

Designated as Hedging Instruments

Foreign exchange contracts	$48	$(69)	$57	$(65)
Interest rate contracts	5	0	11	0

Not Designated as Hedging Instruments

Foreign exchange contracts	331	(379)	1,742	(1,175)
Equity contracts	312	(124)	346	(181)
Other contracts	14	(22)	20	(9)

Gross amounts of derivatives	710	(594)	2,176	(1,430)
Gross amounts of derivatives offset in the balance sheets	(358)	360	(1,300)	1,301
Cash collateral received	0	(143)	0	(366)

Net amounts of derivatives	$352	$(377)	$876	$(495)

Reported as

Short-term investments	$215	$0	$192	$0
Other current assets	134	0	681	0
Equity and other investments	0	0	0	0
Other long-term assets	3	0	3	0
Other current liabilities	0	(245)	0	(379)
Other long-term liabilities	0	(132)	0	(116)

Total	$352	$(377)	$876	$(495)

Gross derivative assets and liabilities subject to legally enforceable master netting agreements for which we have elected to offset were $696 million and $578 million, respectively, as of September 30, 2026, and $2.2 billion and $1.4 billion, respectively, as of June 30, 2026.

The following table presents the fair value of our derivatives instruments on a gross basis:

(In millions)	Level 1	Level 2	Level 3	Total

September 30, 2026

Derivative assets	$0	$705	$5	$710
Derivative liabilities	0	(594)	0	(594)

June 30, 2026

Derivative assets	0	2,168	8	2,176
Derivative liabilities	0	(1,430)	0	(1,430)

PART I

Item 1

Gains (losses) on derivative instruments recognized in other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Designated as Fair Value Hedging Instruments

Interest rate contracts
Derivatives	$1	$(1)
Hedged items	(7)	(8)

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Amount reclassified from accumulated other comprehensive loss	(16)	(5)

Not Designated as Hedging Instruments

Foreign exchange contracts	262	381
Equity contracts	5	1,579
Other contracts	(47)	0

Gains (losses), net of tax, on derivative instruments recognized in our consolidated comprehensive income statements were as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Designated as Cash Flow Hedging Instruments

Foreign exchange contracts
Included in effectiveness assessment	$(10)	$(7)

NOTE 6 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

	September 30, 2026	June 30, 2026

Land	$10,665	$10,546
Buildings and improvements	194,619	182,749
Leasehold improvements	17,647	16,348
Servers, network equipment, and software	244,840	215,874
Furniture and equipment	6,281	6,250

Total, at cost	474,052	431,767
Accumulated depreciation	(127,208)	(118,691)

Total, net	$346,844	$313,076

Depreciation expense was $11.1 billion and $7.1 billion for the three months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 and June 30, 2026, purchases of property and equipment remaining in accounts payable were $26.5 billion and $26.7 billion, respectively.

NOTE 7 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2026	Acquisitions	Other	September 30, 2026

Agents and Infra	$48,945	$0	$9	$48,954
Devices and Consumer	70,706	0	(14)	70,692

Total	$119,651	$0	$(5)	$119,646

PART I

Item 1

We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months following the close of the transaction. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the table above. Also included in “Other” are business dispositions and transfers between segments due to reorganizations, as applicable.

During the first quarter of fiscal year 2027 we made changes to our segments. These segment changes also resulted in changes to our reporting units. We reallocated goodwill across impacted reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

NOTE 8 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2026			June 30, 2026

Marketing-related	$16,506	$(4,889)	$11,617	$16,506	$(4,690)	$11,816
Technology-based	22,870	(18,768)	4,102	22,779	(18,136)	4,643
Customer-related	4,173	(2,646)	1,527	4,171	(2,520)	1,651
Contract-based	663	(158)	505	623	(124)	499

Total	$44,212	$(26,461)	$17,751	$44,079	$(25,470)	$18,609

Intangible assets amortization expense was $1.0 billion and $1.5 billion for the three months ended September 30, 2026 and 2025, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2026:

(In millions)

Year Ending June 30,

2027 (excluding the three months ended September 30, 2026)	$2,144
2028	2,173
2029	1,962
2030	1,490
2031	1,141
Thereafter	8,841

Total	$17,751

PART I

Item 1

NOTE 9 — DEBT

The components of long-term debt were as follows:

(In millions, issuance by calendar year)	Maturities (calendar year)			Stated Interest Rate			Effective Interest Rate			September 30, 2026	June 30, 2026

2009 issuance of $3.8 billion			2039			5.20%			5.24%	$520	$520
2010 issuance of $4.8 billion			2040			4.50%			4.57%	486	486
2011 issuance of $2.3 billion			2041			5.30%			5.36%	718	718
2012 issuance of $2.3 billion			2042			3.50%			3.57%	454	454
2013 issuance of $5.2 billion			2043	3.75%	–	4.88%	3.83%	–	4.92%	314	314
2013 issuance of €4.1 billion	2028	–	2033	2.63%	–	3.13%	2.69%	–	3.22%	2,612	2,630
2015 issuance of $23.8 billion	2035	–	2055	3.50%	–	4.75%	3.60%	–	4.78%	4,555	4,555
2016 issuance of $19.8 billion	2036	–	2056	3.45%	–	3.95%	3.51%	–	4.03%	3,930	7,930
2017 issuance of $17.1 billion	2027	–	2057	3.30%	–	4.50%	3.38%	–	5.49%	6,746	6,833
2020 issuance of $10.1 billion	2030	–	2060	1.35%	–	2.68%	2.53%	–	5.43%	10,111	10,111
2021 issuance of $8.2 billion	2052	–	2062	2.92%	–	3.04%	2.92%	–	3.04%	8,185	8,185
2023 issuance of $0.1 billion	2027	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	20	56
2024 issuance of $3.3 billion	2027	–	2050	1.35%	–	4.50%	5.16%	–	5.49%	2,618	3,344

Total face value										41,269	46,136
Unamortized discount and issuance costs										(1,064)	(1,081)
Hedge fair value adjustments (a)										(4)	(11)
Premium on debt exchange										(4,720)	(4,750)

Total debt										35,481	40,294
Current portion of long-term debt										(4,391)	(9,227)

Long-term debt										$31,090	$31,067

(a)
Refer to Note 5 – Derivatives for further information on the interest rate swaps related to fixed-rate debt.

As of September 30, 2026 and June 30, 2026, the estimated fair value of long-term debt, including the current portion, was $29.3 billion and $36.5 billion, respectively. The estimated fair values are based on Level 2 inputs.

Debt in the table above is comprised of senior unsecured obligations and ranks equally with our other outstanding obligations. Interest is paid semi-annually, except for the Euro-denominated debt, which is paid annually.

The following table outlines maturities of our long-term debt, including the current portion, as of September 30, 2026:

(In millions)

Year Ending June 30,

2027 (excluding the three months ended September 30, 2026)	$4,400
2028	0
2029	1,988
2030	0
2031	500
Thereafter	34,381

Total	$41,269

NOTE 10 — INCOME TAXES

Effective Tax Rate

Our effective tax rate was 20% and 19% for the three months ended September 30, 2026 and 2025, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to decreased tax benefits from stock-based compensation and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

PART I

Item 1

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2026, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

As of September 30, 2026 and June 30, 2026, unrecognized tax benefits and other income tax liabilities were $30.6 billion and $30.1 billion, respectively, and are included in long-term income taxes in our consolidated balance sheets.

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2026, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings.

We are subject to income tax in many jurisdictions outside the U.S., some of which are currently under audit by local tax authorities. The resolution of these audits is not expected to be material to our consolidated financial statements. Our operations in Ireland remain subject to examination for tax years 2021 and thereafter.

NOTE 11 — UNEARNED REVENUE

Changes in unearned revenue were as follows:

(In millions)

Three Months Ended September 30, 2026

Balance, beginning of period	$75,712
Deferral of revenue	44,007
Recognition of unearned revenue	(50,156)

Balance, end of period	$69,563

Revenue allocated to remaining performance obligations, which includes unearned revenue and amounts expected to be invoiced and recognized as revenue in future periods, was $683 billion as of September 30, 2026. Revenue allocated to remaining performance obligations related to the commercial portion of revenue was $677 billion as of September 30, 2026, with a weighted average duration of approximately 2.3 years. We expect to recognize approximately 30% of both our total company remaining performance obligation revenue and commercial remaining performance obligation revenue over the next 12 months and the remainder thereafter.

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

The components of lease expense were as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Operating lease cost	$1,894	$1,656

Finance lease cost:
Amortization of right-of-use assets	$1,702	$1,173
Interest on lease liabilities	769	546

Total finance lease cost	$2,471	$1,719

PART I

Item 1

Supplemental cash flow information related to leases was as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,547	$1,656
Operating cash flows from finance leases	769	546
Financing cash flows from finance leases	1,000	639

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,523	1,417
Finance leases	5,192	9,147

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)

	September 30, 2026	June 30, 2026

Operating Leases

Operating lease right-of-use assets	$30,178	$24,177

Other current liabilities	$5,758	$5,393
Operating lease liabilities	21,719	16,532

Total operating lease liabilities	$27,477	$21,925

Finance Leases

Property and equipment, at cost	$89,779	$82,712
Accumulated depreciation	(17,154)	(15,431)

Property and equipment, net	$72,625	$67,281

Other current liabilities	$5,005	$4,290
Other long-term liabilities	65,968	62,304

Total finance lease liabilities	$70,973	$66,594

Weighted Average Remaining Lease Term

Operating leases	8 years	6 years
Finance leases	13 years	13 years

Weighted Average Discount Rate

Operating leases	4.1%	3.7%
Finance leases	4.5%	4.5%

The following table outlines maturities of our lease liabilities as of September 30, 2026:

(In millions)

Year Ending June 30,	Operating Leases	Finance Leases

2027 (excluding the three months ended September 30, 2026)	$5,088	$6,006
2028	5,191	8,163
2029	4,010	7,433
2030	3,472	7,323
2031	3,081	7,300
Thereafter	12,170	59,021

Total lease payments	33,012	95,246
Less imputed interest	(5,535)	(24,273)

Total	$27,477	$70,973

As of September 30, 2026, we had additional leases, primarily for datacenters, that had not yet commenced of $364.6 billion, with some arrangements subject to certain contractual conditions being met. These leases will commence between fiscal year 2027 and fiscal year 2034 with lease terms of 1 year to 20 years.

PART I

Item 1

NOTE 13 — CONTINGENCIES

Irish Data Protection Commission Matter

In 2018, the Irish Data Protection Commission (“IDPC”) began investigating a complaint against LinkedIn as to whether LinkedIn’s targeted advertising practices violated the recently implemented European Union General Data Protection Regulation (“GDPR”). Microsoft cooperated throughout the period of inquiry. In October 2024, the IDPC provided LinkedIn with a final decision alleging GDPR violations and assessing a fine. In November 2024, LinkedIn appealed the final decision. A preliminary hearing was held in December 2025. The court issued a ruling on the standard of review, which the IDPC has appealed.

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

As of September 30, 2026, we accrued aggregate legal liabilities of $582 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $400 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact in our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 16, 2024, our Board of Directors approved a share repurchase program authorizing up to $60.0 billion in share repurchases. This share repurchase program commenced in April 2025, has no expiration date, and may be terminated at any time. As of September 30, 2026, $37.7 billion remained of this $60.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase program:

(In millions)	Shares	Amount	Shares	Amount

Fiscal Year		2027		2026

First Quarter	6	$2,925	8	$3,955

All share repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on September 16, 2024. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards of $1.5 billion and $1.7 billion for the three months ended September 30, 2026 and 2025, respectively.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2027				(In millions)

September 15, 2026	November 19, 2026	December 10, 2026	$0.98	$7,279

Fiscal Year 2026

September 15, 2025	November 20, 2025	December 11, 2025	$0.91	$6,762

The dividend declared on September 15, 2026 was included in other current liabilities as of September 30, 2026.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

(In millions)

Three Months Ended September 30,	2026	2025

Derivatives

Balance, beginning of period	$0	$(8)
Unrealized losses, net of tax of $(3) and $(2)	(10)	(7)
Reclassification adjustments for losses included in other income (expense), net	16	5
Tax benefit included in provision for income taxes	(3)	(1)

Amounts reclassified from accumulated other comprehensive loss	13	4

Net change related to derivatives, net of tax of $0 and $(1)	3	(3)

Balance, end of period	$3	$(11)

Investments

Balance, beginning of period	$(836)	$(1,051)
Unrealized gains (losses), net of tax of $(157) and $185	(591)	695
Reclassification adjustments for (gains) losses included in other income (expense), net	41	(10)
Tax expense (benefit) included in provision for income taxes	(9)	2

Amounts reclassified from accumulated other comprehensive loss	32	(8)

Net change related to investments, net of tax of $(148) and $183	(559)	687

Balance, end of period	$(1,395)	$(364)

Translation Adjustments and Other

Balance, beginning of period	$(2,448)	$(2,288)
Translation adjustments and other, net of tax of $0 and $0	(17)	(98)

Balance, end of period	$(2,465)	$(2,386)

Accumulated other comprehensive loss, end of period	$(3,857)	$(2,761)

NOTE 16 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In September 2026, we announced changes in our segment reporting structure. We have recast certain prior period amounts to conform to the way we internally manage and monitor our business. Refer to Note 1 – Accounting Policies for further information.

In its operation of the business, management, including our CODM, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements. The primary profitability measure used by the CODM to review segment operating results is operating income. The CODM uses operating income to allocate resources during our annual planning process and throughout the year, as well as to assess the performance of our segments, primarily by monitoring actual results compared to prior periods and expected results. During the periods presented, we reported our financial performance based on the following two segments: Agents and Infra, and Devices and Consumer.

PART I

Item 1

Our reportable segments are described below.

Agents and Infra

Our Agents and Infra segment brings together our applications and agents, our multi-model system, and Azure infrastructure. This segment primarily comprises:

•
Azure, comprising consumption-based services across non-GPU workloads, including compute, data and analytics, storage, networking, and security; and GPU workloads, including GPU infrastructure-as-a-service and Foundry.
•
Microsoft 365 cloud, including Microsoft 365 commercial cloud, comprising Microsoft 365 commercial subscriptions and services, GitHub cloud and other cloud-based developer services, Microsoft 365 Copilot, GitHub Copilot, and security offerings including Agent 365 and Security Copilot; and Microsoft 365 consumer cloud.
•
Productivity and server licensing, including Server products, comprising SQL Server, Windows Server, Visual Studio, System Center, related Client Access Licenses, and other on-premises offerings; Microsoft 365 commercial products, comprising Windows commercial on-premises and Office licensed on-premises; and Microsoft 365 consumer products, comprising Office licensed on-premises.
•
Industry solutions, including Industry solutions cloud, comprising LinkedIn Talent Solutions and Sales Solutions, Dynamics 365 (including a set of intelligent, cloud-based applications across ERP, CRM, Service, Power Apps, and Power Automate), and Healthcare and Life Sciences cloud; and Industry solutions products, comprising the on-premises portion of these businesses.
•
Frontier and support services, including Customer Success Support (formerly Enterprise Support Services), Frontier Company, Microsoft Partner Network, and Learning Experience.

Devices and Consumer

Our Devices and Consumer segment consists of products and services that put customers at the center of the experience with our technology. This segment primarily comprises:

•
Search and advertising, including Bing, Microsoft Edge, LinkedIn Marketing Solutions and Premium Subscriptions, third-party affiliates, and MSN.
•
XBOX, including XBOX content and services, comprising first- and third-party content (including games and in-game content), XBOX Game Pass and other subscriptions, XBOX Cloud Gaming, advertising, and other cloud services; and XBOX hardware.
•
Windows OEM and devices, comprising Windows Pro and non-Pro licenses sold through the OEM channel, first-party devices (including Surface and PC accessories), and related Windows offerings beyond OEM licensing.

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

PART I

Item 1

Segment revenue, cost of revenue, operating expenses, and operating income were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2026	2025

Agents and Infra

Revenue	$76,795	$61,672
Cost of revenue	23,887	17,701
Operating expenses	12,350	11,253

Operating income	$40,558	$32,718

Devices and Consumer

Revenue	$15,484	$16,001
Cost of revenue	5,833	6,342
Operating expenses	4,294	4,416

Operating income	$5,357	$5,243

Total

Revenue	$92,279	$77,673
Cost of revenue	29,720	24,043
Operating expenses	16,644	15,669

Operating income	$45,915	$37,961

No sales to an individual country other than the United States accounted for more than 10% of revenue for the three months ended September 30, 2026 or 2025. Revenue, classified by the major geographic areas in which our customers were located, was as follows:

(In millions)

Three Months Ended September 30,	2026	2025

United States (a)	$49,459	$40,077
Other countries	42,820	37,596

Total	$92,279	$77,673

(a)
Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue, classified by significant product and service offerings, was as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Azure	$33,165	$22,384
Microsoft 365 cloud	27,778	23,694
Productivity and server licensing	8,407	8,678
Search and advertising	6,554	5,942
XBOX	5,379	5,508
Industry solutions	5,337	4,894
Windows OEM and devices	3,551	4,551
Frontier and support services	2,108	2,022

Total	$92,279	$77,673

Our Microsoft Cloud revenue, which includes Azure, Microsoft 365 commercial cloud, and Industry solutions cloud, was $63.9 billion and $49.1 billion for the three months ended September 30, 2026 and 2025, respectively.

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

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Microsoft Corporation

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the "Company") as of September 30, 2026, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2026, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 29, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2026, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

October 28, 2026

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2026, and our consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2027 compared with the first quarter of fiscal year 2026 included:

•
Commercial remaining performance obligation increased 73% to $677 billion.
•
Microsoft Cloud revenue increased 30% to $63.9 billion.
•
Azure revenue increased 48%.
•
Microsoft 365 commercial cloud revenue increased 17%.
•
Microsoft 365 consumer cloud revenue increased 17%.
•
Industry solutions cloud revenue increased 10%.
•
Search and advertising revenue excluding traffic acquisition costs increased 12%.
•
XBOX content and services revenue decreased 2%.
•
Windows OEM and devices revenue decreased 22%.

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

We have a long-term strategic partnership with OpenAI which was originally established in 2019. We continue to build on our shared vision to advance AI responsibly and make its benefits broadly accessible. Microsoft is a major investor in OpenAI and will continue to receive revenue-sharing payments. We hold rights to OpenAI’s intellectual property, including models and infrastructure, for integration into our products.

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

The investments we are making in cloud and datacenter infrastructure and devices will continue to increase our operating costs and may decrease our operating margins. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI services. Our datacenters depend on the availability of permitted and buildable land, predictable energy, networking supplies, and servers, including graphics processing units and other components. Our devices are primarily manufactured by third-party contract manufacturers. For the majority of our products, we have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements. However, some of our products contain certain components for which there are very few qualified suppliers. Extended or unforeseen disruptions, or limited availability of components from these suppliers could impact our ability to operate our datacenters and manufacture devices on time to meet consumer demand.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Fluctuations in the U.S. dollar relative to certain foreign currencies did not have a material impact on reported revenue and expenses from our international operations in the first quarter of fiscal year 2027.

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

PART I

Item 2

Reportable Segments

We report our financial performance based on the following two segments: Agents and Infra, and Devices and Consumer. The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting.

In September 2026, we announced changes in our segment reporting structure. These changes align our segments with how we currently manage our business, creating the Agents and Infra segment that brings together our applications and agents, our multi-model system, and Azure infrastructure, and the Devices and Consumer segment that comprises our key consumer offerings. Beginning in fiscal year 2027, the information that our chief operating decision maker is regularly provided and reviews for purposes of allocating resources and assessing performance reflects these segment changes. Prior period segment information has been recast to conform to the way we internally manage and monitor our business during fiscal year 2027.

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

In the first quarter of fiscal year 2027, we made updates to our metrics in connection with the segment changes described above. These changes align our metrics with how we manage and monitor certain businesses. The changes include updating the Azure, Microsoft 365 commercial cloud, and the Search and advertising revenue growth metrics for the movement of certain components, as well as the creation of the Industry solutions cloud revenue growth metric, which combines revenue from Dynamics 365 together with revenue from LinkedIn Talent Solutions, LinkedIn Sales Solutions, and Healthcare and Life Sciences cloud. Other changes include updating the Microsoft 365 commercial seat growth metric to include paid GitHub seats.

PART I

Item 2

Agents and Infra

Metrics related to our Agents and Infra segment assess the performance of our core businesses within this segment. The metrics primarily reflect growth across our commercial and cloud services.

Commercial remaining performance obligation

Commercial portion of revenue (comprising Azure, Microsoft 365 commercial cloud, Server products, Microsoft 365 commercial products, Industry solutions, and Frontier and support services) allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods

Microsoft Cloud revenue and revenue growth	Revenue from Azure, Microsoft 365 commercial cloud, and Industry solutions cloud

Microsoft Cloud gross margin percentage	Gross margin percentage for our Microsoft Cloud business

Azure revenue growth

Revenue from Azure, comprising consumption-based services across non-GPU workloads, including compute, data and analytics, storage, networking, and security; and GPU workloads, including GPU infrastructure-as-a-service and Foundry

Microsoft 365 commercial cloud revenue growth

Revenue from Microsoft 365 commercial subscriptions and services, GitHub cloud and other cloud-based developer services, Microsoft 365 Copilot, GitHub Copilot, and security offerings including Agent 365 and Security Copilot

Microsoft 365 commercial seat growth	The number of Microsoft 365 commercial seats and GitHub cloud seats at end of period where seats are paid users covered by a Microsoft 365 commercial subscription or GitHub subscription

Microsoft 365 consumer cloud revenue growth	Revenue from Microsoft 365 consumer subscriptions and other consumer services

Industry solutions cloud revenue growth

Revenue from LinkedIn Talent Solutions and Sales Solutions, Dynamics 365 (including a set of intelligent, cloud-based applications across ERP, CRM, Service, Power Apps, and Power Automate), and Healthcare and Life Sciences cloud

Devices and Consumer

Metrics related to our Devices and Consumer segment assess the performance of our key consumer businesses.

Search and advertising revenue (ex TAC) growth

Revenue from search advertising excluding traffic acquisition costs (“TAC”) paid to Bing Ads network publishers and content partners, as well as revenue from LinkedIn Marketing Solutions (ex TAC) and Premium Subscriptions

XBOX content and services revenue growth

Revenue from XBOX content and services, comprising first- and third-party content (including games and in-game content), XBOX Game Pass and other subscriptions, XBOX Cloud Gaming, advertising, and other cloud services

Windows OEM and devices revenue growth	Revenue from sales of Windows Pro and non-Pro licenses sold through the OEM channel, first-party devices (including Surface and PC accessories), and related Windows offerings beyond OEM licensing

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2026	2025

Revenue	$92,279	$77,673	19%
Gross margin	62,559	53,630	17%
Operating income	45,915	37,961	21%
Net income	36,629	27,747	32%
Diluted earnings per share	4.92	3.72	32%

Adjusted net income (non-GAAP)	36,422	30,833	18%
Adjusted diluted earnings per share (non-GAAP)	4.89	4.13	18%

Adjusted net income and adjusted diluted earnings per share (“EPS”) are non-GAAP financial measures. These non-GAAP financial measures exclude net gains and losses from investments in OpenAI. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Revenue increased $14.6 billion or 19% driven by growth in Agents and Infra. Agents and Infra revenue increased driven by Azure. Devices and Consumer revenue decreased driven by Windows OEM and devices, offset in part by growth in Search and advertising.

Cost of revenue increased $5.7 billion or 24% driven by growth in Agents and Infra.

Gross margin increased $8.9 billion or 17%.

•
Microsoft Cloud gross margin percentage decreased to 66% driven by sales mix shift to Azure, offset in part by product-level margin improvements, primarily in Azure.

Operating expenses increased $975 million or 6% driven by continued investments in research and development compute capacity and talent. Total company headcount decreased 2%.

Operating income increased $8.0 billion or 21% driven by growth in Agents and Infra. Operating income percentage increased slightly driven by strong revenue growth, platform efficiency gains, and focused investments across our portfolio, offset in part by sales mix shift to Azure.

Current year net income and diluted EPS were positively impacted by net gains from investments in OpenAI, which resulted in an increase in net income and diluted EPS of $207 million and $0.03, respectively. Prior year net income and diluted EPS were negatively impacted by net losses from investments in OpenAI, which resulted in a decrease in net income and diluted EPS of $3.1 billion and $0.41, respectively.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2026	2025

Agents and Infra

Revenue	$76,795	$61,672	25%
Cost of revenue	23,887	17,701	35%
Operating expenses	12,350	11,253	10%

Operating income	$40,558	$32,718	24%

Devices and Consumer

Revenue	$15,484	$16,001	(3%	)
Cost of revenue	5,833	6,342	(8%	)
Operating expenses	4,294	4,416	(3%	)

Operating income	$5,357	$5,243	2%

Total

Revenue	$92,279	$77,673	19%
Cost of revenue	29,720	24,043	24%
Operating expenses	16,644	15,669	6%

Operating income	$45,915	$37,961	21%

Reportable Segments

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Agents and Infra

Revenue increased $15.1 billion or 25%.

•
Azure revenue increased $10.8 billion or 48% driven by demand for services across the platform with continued growth across all workloads.
•
Microsoft 365 cloud revenue increased $4.1 billion or 17% driven by Microsoft 365 commercial cloud. Microsoft 365 commercial cloud revenue increased 17% driven by higher revenue per user, reflecting continued upsell to premium seat offerings, including Microsoft 365 Copilot, E5, and E7, as well as increased consumption of usage-based services, primarily in GitHub Copilot. Microsoft 365 commercial seats grew 5% driven by installed base expansion across all customer segments, primarily small and medium business and frontline worker offerings. Microsoft 365 consumer cloud revenue increased 17% driven by growth in revenue per user and Microsoft 365 consumer subscriber growth of 7%.
•
Productivity and server licensing revenue decreased $271 million or 3% driven by a decrease in transactional purchasing as we lap the benefit from product launches in the prior year, offset in part by a greater mix of contracts that carry higher in-period revenue recognition.
•
Industry solutions revenue increased $443 million or 9% driven by growth in Industry solutions cloud. Industry solutions cloud revenue increased 10% with growth in Dynamics 365 and LinkedIn Talent Solutions.
•
Frontier and support services revenue increased $86 million or 4% driven by growth in Customer Success Support (formerly Enterprise Support Services).

Operating income increased $7.8 billion or 24%. Operating income percentage decreased slightly as strong revenue growth, platform efficiency gains, and focused investments across our portfolio were more than offset by sales mix shift to Azure.

•
Cost of revenue increased $6.2 billion or 35% driven by investments in datacenter infrastructure to support growing customer demand across Azure and Microsoft 365 cloud.
•
Gross margin increased $8.9 billion or 20%.

PART I

Item 2

•
Operating expenses increased $1.1 billion or 10% driven by continued investments in research and development compute capacity and talent.

Devices and Consumer

Revenue decreased $517 million or 3%.

•
Search and advertising revenue increased $612 million or 10%. Search and advertising revenue excluding traffic acquisition costs increased 12% driven by higher rate and volume across LinkedIn, Edge, and Bing.
•
XBOX revenue decreased $129 million or 2% driven by declines in XBOX content and services and XBOX hardware. XBOX content and services revenue decreased 2% driven by declines in third-party content and XBOX Game Pass, offset in part by growth in first-party content. XBOX hardware revenue declined 14% driven by lower volume of consoles sold.
•
Windows OEM and devices revenue decreased $1.0 billion or 22% driven by the benefit from Windows 10 end of support demand in the prior-year, inventory drawdowns by OEM and channel partners, as well as weaker PC market demand.

Operating income increased $114 million or 2%. Operating income percentage increased driven by lower amortization of intangible assets from the Activision Blizzard acquisition, offset in part by the impact from a lower mix of Windows OEM revenue.

•
Cost of revenue decreased $509 million or 8% driven by lower amortization of intangible assets from the Activision Blizzard acquisition.
•
Gross margin was relatively unchanged.
•
Operating expenses decreased $122 million or 3% driven by XBOX, offset in part by continued investments in research and development compute capacity and talent.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2026	2025

Research and development	$9,047	$8,146	11%
As a percent of revenue	10%	10%	0ppt

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

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Research and development expenses increased $901 million or 11% driven by continued investments in compute capacity and talent.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2026	2025

Sales and marketing	$5,716	$5,717	0%
As a percent of revenue	6%	7%	(1)ppt

Sales and marketing expenses include payroll, stock-based compensation expense, employee benefits, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs.

PART I

Item 2

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Sales and marketing expenses were relatively unchanged.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2026	2025

General and administrative	$1,881	$1,806	4%
As a percent of revenue	2%	2%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

General and administrative expenses increased $75 million or 4%.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2026	2025

Interest and dividends income	$744	$976
Interest expense	(870)	(698)
Net recognized losses on investments	(46)	(572)
Net gains (losses) on derivatives	(42)	1,579
Net losses on foreign currency remeasurements	(30)	(22)
Other, net	282	(4,923)

Total	$38	$(3,660)

We use derivative instruments to manage risks related to foreign currencies, interest rates, equity prices, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedging instruments are primarily recognized in other income (expense), net.

Other income (expense), net included $272 million of net gains and $4.1 billion of net losses for the three months ended September 30, 2026 and 2025, respectively, from investments in OpenAI.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Interest and dividends income decreased primarily due to lower portfolio balances. Interest expense increased primarily due to higher finance lease interest expense, offset in part by maturities of long-term debt. Net recognized losses on investments decreased primarily due to gains on equity securities in the current period as compared to losses in the prior period. Net losses on derivatives increased primarily due to lower gains on equity derivatives in the current period as compared to the prior period. Other, net primarily reflects net recognized gains (losses) on equity method investments, including OpenAI.

PART I

Item 2

INCOME TAXES

Effective Tax Rate

Our effective tax rate was 20% and 19% for the three months ended September 30, 2026 and 2025, respectively. The increase in our effective tax rate for the current quarter compared to the prior year was primarily due to decreased tax benefits from stock-based compensation and changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Our effective tax rate was lower than the U.S. federal statutory rate for the three months ended September 30, 2026, primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations center in Ireland.

Uncertain Tax Positions

We remain under audit by the IRS for tax years 2014 to 2017. With respect to the audit for tax years 2004 to 2013, on September 26, 2023, we received Notices of Proposed Adjustment (“NOPAs”) from the IRS. The primary issues in the NOPAs relate to intercompany transfer pricing. In the NOPAs, the IRS is seeking an additional tax payment of $28.9 billion plus penalties and interest. As of September 30, 2026, we believe our allowances for income tax contingencies are adequate. We disagree with the proposed adjustments and will vigorously contest the NOPAs through the IRS’s administrative appeals office and, if necessary, judicial proceedings.

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

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2026	2025

Other income (expense), net	$38	$(3,660)	101%
Net (gains) losses from investments in OpenAI	(272)	4,061	(107)%

Adjusted other income (expense), net (non-GAAP)	$(234)	$401	(158)%

Net income	$36,629	$27,747	32%
Net (gains) losses from investments in OpenAI, net of tax of $65 and $(975)	(207)	3,086	(107)%

Adjusted net income (non-GAAP)	$36,422	$30,833	18%

Diluted earnings per share	$4.92	$3.72	32%
Net (gains) losses from investments in OpenAI	(0.03)	0.41	(107)%

Adjusted diluted earnings per share (non-GAAP)	$4.89	$4.13	18%

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

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $64.5 billion and $76.8 billion as of September 30, 2026 and June 30, 2026, respectively. Equity and other investments were $37.8 billion and $36.3 billion as of September 30, 2026 and June 30, 2026, respectively. Our short-term investments are primarily intended to facilitate liquidity and capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

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

Cash Flows

Cash from operations increased $12.9 billion to $58.0 billion for the three months ended September 30, 2026, primarily due to an increase in cash received from customers and a decrease in cash used to pay income taxes, offset in part by an increase in cash paid to suppliers. Cash used in financing increased $4.8 billion to $16.6 billion for the three months ended September 30, 2026, primarily due to a $4.9 billion increase in cash used for repayments of debt. Cash used in investing increased $7.4 billion to $42.0 billion for the three months ended September 30, 2026, primarily due to a $20.0 billion increase in additions to property and equipment and a $6.7 billion increase in cash used in other investing primarily to facilitate the purchase of components, offset in part by a $19.1 billion increase in cash from net investment purchases, sales, and maturities.

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

The following table outlines the expected future recognition of unearned revenue as of September 30, 2026:

(In millions)

Three Months Ending

December 31, 2026	$30,299
March 31, 2027	22,202
June 30, 2027	12,098
September 30, 2027	2,267
Thereafter	2,697

Total	$69,563

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

Material Cash Requirements and Other Obligations

Share Repurchases

For the three months ended September 30, 2026 and 2025, we repurchased 6 million shares and 8 million shares of our common stock for $2.9 billion and $4.0 billion, respectively, through our share repurchase program. All repurchases were made using cash resources. As of September 30, 2026, $37.7 billion remained of our $60 billion share repurchase program. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

Dividends

For the three months ended September 30, 2026 and 2025, our Board of Directors declared dividends totaling $7.3 billion and $6.8 billion, respectively. We intend to continue returning capital to shareholders in the form of dividends, subject to declaration by our Board of Directors. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

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

PART I

Item 2

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

SENSITIVITY ANALYSIS

The following table sets forth the potential loss in future earnings or fair values, including associated derivatives, resulting from hypothetical changes in relevant market rates or prices:

(In millions)

Risk Categories	Hypothetical Change	September 30, 2026	Impact

Foreign currency – Revenue	10% decrease in foreign exchange rates	$(14,451)	Earnings
Foreign currency – Investments	10% decrease in foreign exchange rates	(8)	Fair Value
Interest rate	100 basis point increase in U.S. treasury interest rates	(1,023)	Fair Value
Credit	100 basis point increase in credit spreads	(387)	Fair Value
Equity	10% decrease in equity market prices	(2,806)	Earnings

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We derive substantial revenue from licenses of Windows operating systems on PCs. We face significant competition from competing platforms developed for a range of devices, including smartphones and tablets. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Even if many users view these devices as complementary to a PC, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. Popular products or services offered on competing platforms could increase their competitive strength. In addition, some of our devices compete with products made by our OEM partners, which may affect their commitment to our platform.
•
Competing platforms have content and application marketplaces with scale and significant installed bases. Users may incur costs to move data and buy new content and applications when switching platforms. To compete successfully, we must enlist developers to write applications for our platform and ensure that these

PART II

Item 1A

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

Our cloud and AI strategy requires substantial investments and depends on evolving customer demand, technological developments, competitive dynamics, and regulatory conditions, any of which could adversely affect our business, financial condition, and results of operations. We have made and are continuing to make significant capital and operational investments to develop, train, deploy, and support AI models and related cloud-based services, including building and expanding datacenters, acquiring necessary components, and securing energy resources. These investments are being made at significant scale and on an accelerated timeline, require substantial and increasing capital expenditures and continued access to capital, and are in advance of fully developed revenue streams. The associated revenue may not be realized in the expected timeframes or at expected levels. Our capital and operational investments are complex and involve projects in multiple locations around the world that expose us to increased compliance risks and political challenges, among others. Funding these investments depends on our ability to generate sufficient cash flows and obtain financing on acceptable terms. Adverse changes in interest rates, credit markets, investor sentiment, our credit ratings, or other factors affecting capital availability could increase our cost of capital or limit our ability to execute our infrastructure strategy. The financial success of these investments depends on a number of uncertain factors, including customer demand for cloud-based and AI products and services and continued customer use of Azure to build, train, deploy, and run AI workloads, our ability to price and monetize those services at levels sufficient to recover our costs, competitive dynamics affecting pricing, and the pace of adoption of AI. Customers may reduce, delay, or shift AI workloads to competing platforms, on-premises or local deployments, or other alternatives. If adoption of our AI services develops more slowly than expected, or if customers do not continue to utilize Azure for AI workloads at anticipated levels, we may not realize the expected returns on our investments.

PART II

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

Our AI strategy also depends in part on strategic relationships with third parties that provide technologies, models, products, and services that enhance our offerings. These relationships may change over time, and many of these partners compete with us with respect to certain products and services. We also have limited visibility into or control over the design, training data, model weights, security practices, updates, evaluations, or behavior of models and related technologies provided by third parties. Changes in strategic priorities, contractual arrangements, our access to third-party technologies, or key commercial relationships could adversely affect the competitiveness of our AI products and services. In some cases, these parties are significant customers of Azure and other cloud services. The economic benefits we expect to derive from these relationships, including through commercial arrangements, technology access, and Azure consumption, may not be realized or sustained. As we manage infrastructure capacity constraints and evolving customer demand, we may modify capacity allocations, deployment priorities, pricing, or other commercial arrangements. Strategic partners and other customers may likewise adjust their purchasing decisions, deployment strategies, workloads, or anticipated use of our products and services. As a result, expected consumption or anticipated demand may not materialize, may be delayed or reduced, or may decline over time. Any such developments could adversely affect our business, financial condition, and results of operations.

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
•
Effectively monetizing our cloud-based and AI products and services through pricing models that reflect their value while remaining competitive.
•
Attracting third parties to utilize, build on, and extend our cloud and AI platforms.
•
Ensuring our cloud-based and AI products and services meet the reliability expectations and specific requirements of our customers and maintain the security of their data as well as help them meet their own compliance needs.
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

PART II

Item 1A

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

RISKS RELATING TO THE EVOLUTION OF OUR BUSINESS

We make significant investments in products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including AI-based products and services. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment, including PCs, tablets, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovation, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from these investments for several years, if at all. New products and services may not be profitable or may not achieve operating margins as high as we have experienced historically. We may not get engagement in certain features that drive post-sale monetization opportunities. Perceptions of mismanagement, driven by regulatory activity or negative public reaction to our practices or product experiences, could negatively impact product and feature adoption. Developing new technologies is complex. It can require long development and testing periods. We could experience significant delays in new releases or significant problems in creating new products or services. These factors could adversely affect our business, financial condition, and results of operations.

Acquisitions, joint ventures, and strategic alliances could have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. For example, we have a long-term strategic partnership with OpenAI. Acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that we have difficulty integrating and retaining new employees, business systems, and technology, that they distract management from our other businesses, or that announced transactions may not be completed. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. We also have limited ability to control or influence third parties with whom we have arrangements, which may impact our ability to realize the anticipated benefits. The success of these transactions and arrangements depends in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, digital safety, responsible AI, and cybersecurity. It may take longer than expected to realize the full economic benefits from these transactions and arrangements, such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected, which could cause an impairment of goodwill or intangibles. We have recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. In addition, these transactions and arrangements have been and may be subject to legal and regulatory challenge. These events could adversely affect our business, operations, financial condition, and results of operations.

CYBERSECURITY, DATA PRIVACY, AND PLATFORM ABUSE RISKS

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security of our information technology

Threats to security can take a variety of forms. Threat actors, including individual and groups of hackers and sophisticated organizations, including nation-states, state-sponsored organizations, or cybercriminal groups, continuously undertake attacks that pose threats to our customers and our internal infrastructure, and we have experienced cybersecurity incidents in which such actors have gained unauthorized access to our systems and data, as well as customer, partner, and supplier systems and data. These actors use a wide variety of methods, which include developing and deploying malicious software; exploiting known, latent, or potential vulnerabilities or intentionally designed processes in our or third-party hardware, software, or other infrastructure to attack our products and services or gain access to our networks and datacenters; using social engineering and AI-assisted techniques to induce our

PART II

Item 1A

employees, users, partners, suppliers, or customers to disclose sensitive information, such as passwords, or take other actions to gain access to our data or our users’ or customers’ data; or acting in a coordinated manner or conducting coordinated attacks. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, suppliers, or partners have increased and may continue to intensify due to our transparency to our customers, other stakeholders, and the public about cyberattacks, and during elections or periods of intense diplomatic or armed conflict. Challenges or failures to update or apply security patches to all hardware and devices connected to our systems, including end-of-life and end-of-support equipment, have resulted and may continue to result in unauthorized access to our systems and data in the future. Cyber incidents and attacks, individually or in the aggregate, could adversely affect our financial condition, results of operations, competitive position, and reputation, and expose us to legal or regulatory risk.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of preventing, detecting and successfully defending against them. Threat actors also utilize emerging technologies such as AI to, among other things, increase the speed and scale of attacks by generating and refining malicious content and code, automate reconnaissance and targeting, accelerate their ability to detect or exploit vulnerabilities, and rapidly iterate on attack techniques, which can broaden the scope, intensity, and sophistication of campaigns and reduce the time we have to identify and mitigate emerging threats. Our current capabilities may not detect certain vulnerabilities or new attack methods, including attacks that utilize, manipulate, or misuse AI models or agents, which may allow them to persist in the environment over long periods of time. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It is possible that threat actors may gain undetected access to other networks and systems after establishing a foothold on an internal system. Cyber incidents and attacks can have cascading impacts that unfold with increasing speed across our internal networks and systems, as well as those of our partners and customers. AI agents acting independently or in coordination with other agents, with limited or no human intervention, have increased and may continue to increase the speed, scale, and reach of such impacts while making the nature, scope, and consequences of actions more difficult to predict, monitor, contain, and remediate. In addition, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. As a result of these and other factors, we may not be able to provide prompt, full, and reliable information about the incident to our customers, partners, suppliers, regulators, and the public. Breaches of our facilities, network, or data security can disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. In addition, actions taken to remediate an incident could result in outages, data losses, and disruptions of our services.

Our internal environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Increasing use of AI, including models, algorithms, and autonomous or semi-autonomous agents, in our internal or third-party systems may create new attack surfaces or methods for adversaries. As a result, the risks associated with AI and cybersecurity increasingly overlap and amplify one another. Additionally, employees and other personnel may use our models or other AI agents in ways that produce unexpected or unintended consequences. AI agents operate with varying degrees of autonomy and their actions and the resulting consequences can be difficult to predict, prevent, detect, attribute, contain, mitigate, or audit. Interactions among AI agents may produce or amplify unexpected or malicious behaviors. Employees or other internal threat actors may misuse authorized access to engage in malicious activity. Our business policies and internal security controls may not keep pace with emerging threats, the evolution of AI models, algorithms, and agents, or the evolving regulatory landscape.

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third parties we utilize, have resulted and may result in unauthorized access to our systems and data, including customer systems and data. For example, passwords may not be rotated and employee access may not be updated or removed on a timely basis. Further, third parties that we utilize may also face the AI-based enhanced cybersecurity risk as described elsewhere in these risk factors. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information, and laws in certain jurisdictions may compel actions by such parties against our interests and could limit our recourse. AI models and agents with access to our internal infrastructure, sensitive data, software development environments, or operational tools may present risks similar to those associated with highly privileged users or threat actors. They may take unintended or unauthorized actions, be manipulated by malicious inputs, or be compromised by threat actors, and if inadequately

PART II

Item 1A

controlled, facilitate unauthorized access, disclosure, alteration, or destruction of data or disruption of critical operations. Malicious actors have and may continue to exploit the supply chain to compromise our systems by, for example, injecting malware, including through software updates or compromised supplier or open-source software code, accounts, or hardware. Incidents involving the supply chain, including third-party vendors, suppliers, service providers, open-source software, or customer environments, may adversely affect our systems and our products and services, even where our own systems are not directly compromised.

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

Our customers operate complex systems with third-party hardware and software from multiple vendors that may include systems acquired over many years. They expect our products and services to support all these systems and products, including those that no longer incorporate the strongest current security advances or standards. As a result, we may not be able to discontinue support of our services for a product, service, standard, or feature solely because a more secure alternative is available. Failure to utilize the most current security advances and standards can increase our customers’ vulnerability to attack. Further, the rapid evolution of AI technologies and use cases, including the use of AI to identify and exploit vulnerabilities, may outpace the development, deployment, and effectiveness of security products, controls, and industry standards, particularly in complex customer environments, increasing the risk that security measures will be insufficient to address newly emerging threats. Customers of widely varied sizes and technical sophistication use our technology, and some may still have limited capabilities and resources to help them adopt and implement state-of-the-art cybersecurity practices and technologies. In addition, we must account for this wide variation of technical sophistication when defining default settings for our products and services, including security default settings, as these settings may limit or otherwise impact other aspects of operations and some customers may have limited capability to review and reset these defaults.

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

PART II

Item 1A

Development and deployment of defensive measures

To defend against security threats to our internal infrastructure, our cloud-based services, and our customers’ systems, we must take a complex and multifaceted approach. This includes continuously engineering more secure products and services, and enhancing security, threat detection, and reliability features, including through the deployment of AI-based and automated defenses. The continual advancement and diffusion of AI models is accelerating vulnerability discovery. We must also escalate and improve our development processes and the deployment of software updates to address this accelerating pace of vulnerability discovery in our own products as well as those provided by others in a timely manner. In addition, we must develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed and maintain the digital security infrastructure that protects the integrity of our network, products, and services. Further, we must provide security tools such as firewalls, anti-virus software, and advanced security and information about the need to deploy security measures and the impact of doing so.

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

We may not be able to protect information in our products and services from use by others. LinkedIn and other Microsoft products and services contain valuable information and content protected by contractual restrictions or technical measures. In certain cases, we have made commitments to our members, customers, and users to limit access to or use of this information. Limitations on our ability to prevent third parties from scraping or gathering information or content through use of bots, agents, or other measures and using it for their own benefit due to, among

PART II

Item 1A

other things, changes in the law, interpretations of law, or increasing use of agentic AI, could adversely affect our business, financial condition, and results of operations.

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

Other digital safety abuses

Our services may be used to find, generate, store, or disseminate harmful or illegal content in violation of our terms or applicable law. We may not proactively discover such content due to scale, the limitations of existing technologies, and conflicting legal frameworks. This content may negatively affect users, our reputation, our brands, or could impact our business in certain markets. Regulatory enforcement is increasingly focused on product design, safety-by-design, and the responsibility of platform providers. At the same time, laws designed to reduce risks to children are driving new obligations for age-assurance systems, age-appropriate design, and parental controls across the online ecosystem, including within app stores and operating systems. In addition, certain AI technologies, including conversational or emotionally engaging AI systems, may present distinct risks for children and adolescents. If our safeguards are or are perceived to be inadequate, trust could be undermined even where applicable requirements are met. Failure to establish appropriate safeguards or comply with legal and regulatory requirements may subject us to enhanced regulatory oversight, civil or criminal liability, fines and penalties, or other reputational damage, which could adversely affect our business, financial condition, and results of operations.

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

Issues in the development, deployment, and use of AI may result in reputational or competitive harm or liability. We are providing AI-based products and services and enabling customers and partners to build AI-based solutions using our platforms. These capabilities may be developed by Microsoft or third parties and are becoming an increasing part of our business. The increasing scale and adoption of AI amplifies challenges that may affect its development, deployment, and use, which could give rise to reputational, competitive, or legal harm. AI models and the methodologies used to train, evaluate, deploy, contain, and monitor them may be flawed. During training, evaluation, and internal and external deployment, AI models may behave in ways that are difficult to predict, prevent, detect, attribute, contain, mitigate, evaluate, or audit, and may result in unintended consequences or harm. Datasets may be overbroad, insufficient, or contain biased or inaccurate information. Content generated by AI systems may be offensive, illegal, inaccurate, or otherwise harmful. Models and agentic systems may pursue unintended goals and be manipulated through prompts, retrieved content, external communications, compromised tools, or other inputs to disclose sensitive information, disregard instructions, conceal activity, take unauthorized actions, or otherwise engage in harmful activity. Ineffective or inadequate AI development or deployment practices by Microsoft or others could result in incidents that impair the acceptance of AI solutions, cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain inputs and outputs or other forms of human oversight may be required, including for agentic AI systems that can take actions autonomously. Companion or highly-personalized AI systems may result in over-reliance or dependence by users that is harmful. Our implementation of AI

PART II

Item 1A

systems could result in legal liability, regulatory action, litigation, brand, reputational, or competitive harm, or other adverse impacts. These risks may stem from issues related to AI model and system capabilities, intellectual property, data privacy, product liability, and other claims associated with AI training, outputs, system behavior, and development and deployment practices. They are further compounded by the evolving regulatory landscape, with new laws emerging globally and increased scrutiny from regulators and lawmakers. Certain AI technologies and use cases present ethical issues or may have broad or uneven impacts on society or vulnerable groups within society. There is also rising divergence globally in how to address these issues and impacts, with the result that we will need to navigate a web of different tensions across geographies. We have experienced, and expect to continue to experience, instances in which the AI solutions we enable or offer produce unintended consequences, are used or customized in unforeseen ways, or operate in a manner inconsistent with our responsible AI policies and practices. These outcomes may give rise to public controversy, societal concerns, or regulatory actions relating to human rights, privacy, employment, or other social, economic, or political issues, and could adversely affect our reputation, competitive position, business, financial condition, and results of operations.

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

We may experience supply problems. There are limited suppliers for certain critical device and datacenter components, and those items are in short supply. We continue to identify and evaluate opportunities to expand our datacenter locations and increase our server capacity to meet the evolving needs of our customers, particularly given the growing demand for AI products and services. Our competitors are also scaling their infrastructure and use some of the same suppliers and materials for hardware components as we do, which impacts price and availability. We depend on the timely availability of critical hardware, equipment, and components used to construct and operate datacenters and related infrastructure. We have experienced and may continue to experience supply constraints, including shortages of semiconductors, networking equipment, power systems, cooling equipment, and other key

PART II

Item 1A

components. Expanding manufacturing or supply capacity for certain components may require significant investments and multi-year lead times. As components are delayed or become unavailable or more expensive, whether because of supplier capacity constraint or allocation decisions, industry shortages, legal or regulatory changes that restrict supply sources, geopolitical tensions, trade restrictions, tariffs, transportation disruptions, supplier financial distress, natural disasters, public health events, instability in regions important to our or our suppliers’ supply chains, or other reasons, we may not obtain timely replacement supplies, or may be able to obtain supplies only by entering into long-term purchase commitments, price commitments, paying prices above prevailing market rates, or other arrangements on terms that are less favorable than prevailing market terms. Any delay or inability to obtain necessary equipment, hardware, or components on acceptable terms and timelines could delay infrastructure deployments, result in reduced sales, higher costs, or inadequate datacenter capacity to support the delivery and continued development of our products and services. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments have and may increase our cost of revenue.

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
•
AI: Legislative and regulatory action on AI is evolving rapidly and accelerating across multiple jurisdictions, which is increasing costs and may create liability and restrict opportunity. For example, the EU’s AI Act may increase costs or impact the provision or operation of our AI models and services in the European market and new external audit and evaluation obligations for advanced AI models and systems in several U.S. states may have similar effects. In addition, governments may impose restrictions on the development, deployment, availability, or cross-border access to advanced AI models based on safety, cybersecurity, or national security or may apply laws to AI models in ways we cannot anticipate. AI regulatory areas include model and system development and deployment, frontier model safety and security, transparency, content provenance, digital replicas, and AI companions.
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

PART II

Item 1A

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
•
Datacenter construction and operation: Emerging laws, regulations, and policies governing the siting, permitting, construction, and operation of datacenters are restricting and delaying infrastructure development, increasing costs, and imposing additional operational and reporting obligations. These requirements may address energy and water use, environmental impacts, emissions, grid reliability, land use, building standards, and community impacts, and may vary or conflict across jurisdictions. Changes in these requirements, or our inability to obtain or maintain necessary approvals, could limit available capacity, delay projects, require operational changes, or adversely affect our business, financial condition, and results of operations.
•
Handling of personal data: Legal requirements relating to the collection, use, storage, handling, and transfer of personal data globally continue to evolve. The growth of our cloud-based and AI products and services internationally relies on the processing of personal data and the movement of data across national boundaries. Data protection authorities and governments in the EU and other markets have and may again restrict and/or block the use of services that involve the transfer of data across borders and impose new obligations on the processing of personal data. New and evolving rules and restrictions could increase the cost and complexity of delivering our products and services.
•
Environmental, Social, and Governance: Laws, regulations, and policies relating to environmental, social, and governance matters are being developed and formalized in Europe, the U.S., and elsewhere, which may include greenhouse gas emissions and energy usage caps, permitting, reporting, procurement, operational, and infrastructure-siting requirements as well as specific, target-driven environmental, social, and governance frameworks and disclosure requirements. These laws, regulations, and policies may require significant investments or operational changes and may result in new or unexpected costs. In addition, in 2020 we announced goals to become carbon negative, water positive, and zero waste by 2030. AI development and deployment involves managing the demand for energy, water, land, and other resources, increasing operational costs and challenging the viability of these goals. Any failure or perceived failure to meet our sustainability goals, or to meet various sustainability regulatory requirements, could result in claims and lawsuits, regulatory actions, penalties, or damage to our reputation, each of which could adversely affect our business, operations, financial condition, and results of operations.

How these laws and regulations apply to our business is often unclear, subject to change, and sometimes may conflict or be inconsistent from jurisdiction to jurisdiction. In addition, governments’ approach to enforcement, and our products and services, are continuing to evolve. Political and social change may increase this legal and regulatory volatility. Compliance with existing, expanding, or new laws and regulations may involve significant costs and operational efforts, or require changes to our business, including our products, that could adversely affect our business, operations, financial condition, and results of operations. Noncompliance could result in the imposition of penalties, criminal sanctions, or orders to cease the alleged noncompliant activity. If our products do not meet customer expectations or legal requirements, we could face regulatory or legal actions, and our business, operations, financial condition, and results of operations could be adversely affected.

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

Our business with government customers may present additional uncertainties. We derive substantial revenue from government contracts. Government contracts and regulatory requirements can present risks and challenges not present in private commercial agreements. For instance, we are subject to government audits and investigations relating to these contracts, and we are required to provide assurance and attestations about our products and processes. If we do not satisfy contractual or regulatory requirements, we could be suspended or debarred as a governmental contractor, we could incur civil and criminal fines and penalties, and under certain circumstances contracts may be rescinded. Some agreements may allow a government to terminate without cause and provide for higher liability limits for certain losses. Some contracts may be subject to periodic funding approval, reductions, cancellations, or delays which could adversely impact public-sector demand for our products and services. In some cases what is considered compliant or otherwise acceptable government contractor behavior can shift over time, leading to customer dissatisfaction. These events could negatively impact our financial condition, results of operations, and reputation.

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

INTELLECTUAL PROPERTY RISKS

We face risks related to the protection and utilization of our intellectual property that may result in our business and operating results being harmed. Protecting our intellectual property rights and combating unlicensed copying and use of our software, source code, trade secrets, and other intellectual property on a global basis is difficult. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Use of some third-party technology, such as frontier AI that trains on our interactions with it, could put our intellectual property at risk.

PART II

Item 1A

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

GENERAL RISKS

If our reputation or our brands are damaged, our business and results of operations may be harmed. Our reputation and brands are globally recognized and are important to our business. Our reputation and brands affect our ability to attract and retain consumer, business, and public-sector customers. Our reputation or brands could be damaged by product safety, quality, or accessibility issues; our environmental impact, sustainability, supply chain practices, or human rights record; backlash from customers, government entities, advocacy groups, employees, or other stakeholders regarding our product offering decisions, public policy positions, or corporate philanthropic initiatives; the introduction of new features, products, services, or terms of service that customers, users, or partners do not like; public scrutiny of our decisions regarding user privacy, data practices, content, or the development and deployment of AI; or data security breaches, cybersecurity incidents, responsible AI failures, compliance failures, or actions of partners or individual employees.

Social media may increase the likelihood, speed, and magnitude of negative brand events. If our brands or reputation are damaged, it could adversely affect our business, results of operations, or ability to attract the most highly qualified employees.

Adverse economic or market conditions could harm our business. Worsening economic conditions, including inflation, recession, pandemic, or other changes in economic conditions, periods of economic uncertainty, evolution of customer demand, technology investment cycles, interest rates, foreign exchange rates, or the timing and mix of customer spending, may cause lower or delayed IT spending and adversely affect our results of operations. If demand for computing power, PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, could adversely affect our results of operations. Such conditions could also disrupt our distribution channels, including through financial distress or bankruptcy of a significant distributor, OEM, or retailer, and impair our customers’ ability to pay amounts owed, resulting in increased allowances for doubtful accounts and write-offs of accounts receivable.

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

Catastrophic events or geopolitical conditions could disrupt our business. A disruption or failure of our systems, operations, or supply chain because of a major earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. As an example, our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are located in seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or systems, or the infrastructure or systems they rely on, such as power grids, could harm our ability to conduct normal business operations or adversely affect our results of operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans and magnifies the potential negative consequences of prolonged service outages.

PART II

Item 1A

Abrupt political change, terrorist activity, and armed conflict pose economic and other risks, which may negatively impact our ability to sell to and collect from customers, increase our operating costs, or otherwise disrupt our operations in markets both directly and indirectly impacted by such events. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers and may cause supply chain disruptions. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional, and global markets, hiring, and profitability. Geopolitical instability may lead to sanctions and impact our ability to do business in some markets or with some public-sector customers. Any of these changes could adversely affect our results of operations. Changes in geopolitical conditions also increase the security risks described elsewhere in these risk factors.

Regional epidemics or a global pandemic could adversely affect our business, operations, financial condition, and results of operations, depending on their duration and scope, responsive actions by governments, businesses, and individuals, and effects on economic activity and financial markets, and containment measures may intensify other risks described in these risk factors.

Climate change and related environmental regulation or changes in the availability, demand, or cost of energy and other resources could increase the cost or reduce the availability of goods and services necessary to operate our business, including the energy required to power and cool computing infrastructure used to develop software and provide cloud-based services.

Our global business exposes us to operational and economic risks. Our customers, employees, and infrastructure are located throughout the world and a significant part of our revenue comes from international sales. The global nature of our business creates operational, economic, and geopolitical risks. Global, regional, and local economic developments, monetary policy, geopolitical tension, restrictions on international trade, such as tariffs and other controls on imports or exports, inflation, and recession, as well as political and military disputes, could adversely affect our results of operations. Non-compliance with sanctions as well as general ecosystem disruptions could adversely affect our business, financial condition, and results of operations.

In addition, our international growth strategy includes certain markets, the developing nature of which presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Emerging nationalist and protectionist trends and concerns about human rights, the environment, and political expression in specific countries may significantly alter the trade and commercial environments. Changes to trade policy or agreements as a result of populism, protectionism, or economic nationalism may result in higher tariffs, local sourcing initiatives, and non-local sourcing restrictions, disagreements among governments on export controls and sanctions toward third countries, investment restrictions, or other developments that make it more difficult to operate and sell our products in foreign countries. Disruptions of these kinds could adversely affect our business, financial condition, and results of operations. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies could adversely affect our results of operations.

Our business depends on our ability to attract and retain talented employees. Our business depends on attracting, developing, and retaining highly skilled employees and leaders in a competitive labor market. Our brand, reputation, and ability to maintain an inclusive work environment are important to recruiting and retention. Restrictions on the international flow of technical and professional talent, including changes in U.S. immigration laws or policies, may limit our ability to adequately staff our research and development efforts. If we are unable to recruit and retain highly skilled employees and key leaders, our ability to develop and deliver successful products and services could be adversely affected. Effective succession planning and knowledge transfer are also important to our long-term success, and failures in these areas could hinder our strategic planning and execution. Employment laws and their application to our workforce practices may increase our operating costs or reduce our flexibility in meeting workforce needs. Although our global workforce is predominantly non-unionized, some employees in the U.S. and internationally are represented by unions or works councils, and increased unionization could result in higher costs and operational changes, including those associated with establishing and managing relationships with worker representatives.

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the first quarter of fiscal year 2027:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

				(In millions)

July 1, 2026 – July 31, 2026	2,921,818	$393.77	2,921,818	$39,480
August 1, 2026 – August 31, 2026	1,394,620	494.12	1,394,620	38,790
September 1, 2026 – September 30, 2026	2,172,432	499.62	2,172,432	37,705

	6,488,870		6,488,870

All share repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Our Board of Directors declared the following dividends during the first quarter of fiscal year 2027:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount

				(In millions)

September 15, 2026	November 19, 2026	December 10, 2026	$0.98	$7,279

We returned $10.2 billion to shareholders in the form of share repurchases and dividends in the first quarter of fiscal year 2027. Refer to Note 14 – Stockholders’ Equity of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases and dividends.

PART II

Item 5

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

PART II

Item 6

ITEM 6. EXHIBITS

Incorporated by Reference

Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1*	Form of Performance Stock Award Agreement Under the Microsoft Corporation 2026 Stock Plan	X

15.1	Letter regarding unaudited interim financial information	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

October 28, 2026